Form 10-Q
period 1996-06-30
WESTERN WATER CO
filed 1996-08-14
CIK 866671

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         Commission file number 0-18756

                              WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         33-0085833
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       4660 LA JOLLA VILLAGE DRIVE, SUITE 825, SAN DIEGO, CA       92122
            (Address of principal executive offices)            (Zip code)

                                (619) 535 - 9282
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to filing requirements for the past 90 days.

         YES   X    NO
             -----     -----

         As of August 9, 1996, 8,068,486 shares of $0.001 par value common stock of the Registrant were issued and outstanding.

                              WESTERN WATER COMPANY

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                    Page No.

Item 1.           Financial statements:

                  Consolidated balance sheets
                  June 30, 1996 and March 31, 1996                                   3

                  Consolidated statements of operations
                  Three months ended June 30, 1996 and 1995                          5

                  Consolidated statements of cash flows
                  Three months ended June 30, 1996 and 1995                          6

                  Notes to consolidated financial statements                         7

Item 2.           Management's discussion and analysis of financial condition        9
                  and results of operations

                           PART II - OTHER INFORMATION

Item 5.           Other Information                                                 15

Item 6.           Exhibits and Reports on Form 8-K                                  15

Signatures                                                                          16

ITEM 1.  FINANCIAL STATEMENTS

                              WESTERN WATER COMPANY

                           CONSOLIDATED BALANCE SHEETS




        ASSETS
                                           JUNE 30, 1996   MARCH 31,
                                            (UNAUDITED)      1996
                                            -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                $   295,232   $   540,883
   Investments in marketable securities       2,515,187     2,815,927
   Current portion notes receivable             315,061       343,530
   Other current assets                         325,168       252,654
                                            -----------   -----------
               Total current assets           3,450,648     3,952,994
                                            -----------   -----------
NOTES RECEIVABLE, less current portion        1,811,115     2,342,426
                                            -----------   -----------
ASSETS HELD FOR SALE
   Water rights                              11,053,045    10,980,964
   Real estate                                5,912,956     5,626,857
                                            -----------   -----------
               Total assets held for sale    16,966,001    16,607,821
                                            -----------   -----------
OTHER WATER ASSETS                            3,220,235     3,234,816
                                            -----------   -----------
INVESTMENTS AND OTHER ASSETS
 Investments in Limited Liability Company    11,748,718    11,925,109
 Deferred tax benefit                         1,100,000     1,100,000
 Debt issue costs, net                          757,637       777,926
 Silica plant                                   557,823       557,823
 Property and equipment, net                     51,601        50,994
                                            -----------   -----------
                                             14,215,779    14,411,852
                                            -----------   -----------
                                            $39,663,778   $40,549,909
                                            ===========   ===========

                              WESTERN WATER COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

     LIABILITIES AND STOCKHOLDERS' EQUITY               JUNE 30, 1996      MARCH 31,
                                                         (UNAUDITED)         1996
                                                         ------------    ------------
CURRENT LIABILITIES
   Accounts payable                                      $    341,812    $    310,905
   Accrued expenses                                           809,042         636,248
   Current maturities of long-term debt                       161,709         160,272
                                                         ------------    ------------
               Total current liabilities                    1,312,563       1,107,425
                                                         ------------    ------------
DEPOSIT                                                       100,000         100,000
                                                         ------------    ------------
LONG-TERM DEBT, less current maturities                     3,200,561       3,275,408
                                                         ------------    ------------
9% CONVERTIBLE SUBORDINATED DEBENTURES                     15,000,000      15,000,000
                                                         ------------    ------------
COMMITMENT AND CONTINGENCIES                                       --              --
                                                         ------------    ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $0.001 par value, 1,000,000 shares
     authorized; no shares issued or outstanding                   --              --

    Common stock, $0.001 par value, 10,000,000 shares
      authorized; 8,068,486 shares issued at
      June 30, 1996 and March 31, 1996                          8,068           8,068

    Additional paid-in capital                             21,696,867      21,696,867
     Unrealized loss on investments                           (46,949)        (24,442)
     Retained deficit ($14,405,252 of retained deficit
       eliminated in the quasi-reorganization as of
       October 1, 1994)                                    (1,607,332)       (613,417)
                                                         ------------    ------------
                     Total stockholders' equity            20,050,654      21,067,076
                                                         ------------    ------------
                                                         $ 39,663,778    $ 40,549,909
                                                         ============    ============

                              WESTERN WATER COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JUNE 30,
                                                   1996            1995
                                                -----------    -----------
REVENUES
  Water rights                                  $    65,373    $    35,072
  Real estate                                            --      2,233,393
                                                -----------    -----------
          Total revenues                             65,373      2,268,465
COSTS OF REVENUES
  Water rights                                       14,581         12,178
  Real estate                                            --        802,055
                                                -----------    -----------
          Total costs of revenues                    14,581        814,233
                                                -----------    -----------
GROSS PROFIT                                         50,792      1,454,232
GENERAL AND ADMINISTRATIVE                          577,794        569,375
                                                -----------    -----------
OPERATING INCOME (LOSS)                            (527,002)       884,857
OTHER INCOME (EXPENSES)
  Interest income                                    85,459         92,455
  Interest expense                                 (360,683)       (38,000)
  Rental income, net  (Note 4)                       15,603         36,120
  Equity in Loss oF Limited Liability Company      (176,391)            --
  Other                                             (12,042)           600
                                                -----------    -----------
                                                   (448,054)        91,175
                                                -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS,
  BEFORE INCOME TAXES                              (975,056)       976,032
INCOME TAXES                                          2,400        390,000
                                                -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS           (977,456)       586,032
LOSS FROM DISCONTINUED OPERATIONS,
  AFTER TAX EFFECT                                  (16,458)        (5,897)
                                                -----------    -----------
NET INCOME (LOSS)                               $  (993,914)   $   580,135
                                                ===========    ===========
INCOME (LOSS) PER COMMON SHARE (Note 2)
 Continuing operations                          $      (.12)   $       .07
 Discontinued operations                                 --             --
                                                -----------    -----------
NET INCOME (LOSS) PER COMMON SHARE              $      (.12)   $       .07
                                                ===========    ===========
AVERAGE COMMON SHARES OUTSTANDING                 8,068,486      7,909,862
                                                ===========    ===========

                              WESTERN WATER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED  JUNE 30,
                                                           1996          1995
                                                         ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                      $(993,914)   $   580,135
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
     Depreciation and amortization                          38,090         14,874
     Equity in loss of Limited Liability Company           176,391              _
     Changes in assets and liabilities:
     (Increase) decrease in:
     Notes receivable                                      559,780       (248,710)
     Other current assets                                  (72,514)      (123,097)
     Water rights held for sale                            (72,081)    (1,536,843)
     Real estate held for sale                            (286,099)       676,947
     Other water assets                                         --       (338,071)
     Deferred tax benefit                                       --        387,000
     Increase (decrease) in:
     Accounts payable and accrued expenses                 203,700        (70,014)
     Notes payable                                         (73,410)      (580,365)
                                                         ---------    -----------
  Net cash used in operating activities                   (520,057)    (1,238,144)
                                                         ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       (3,826)          (204)
   Sales of marketable securities                          278,232             --
                                                         ---------    -----------
   Net cash provided by (used in) investing activities     274,406           (204)
                                                         ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for treasury stock                                  --           (334)
                                                         ---------    -----------
   Net decrease in cash and cash equivalents              (245,651)    (1,238,682)
CASH AND CASH EQUIVALENTS:
   Beginning                                               540,883      2,335,532
                                                         ---------    -----------
   Ending                                                $ 295,232    $ 1,096,850
                                                         =========    ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       BASIS OF PRESENTATION:

                    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the three months ended June 30, 1996 and 1995, respectively. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies (together, "the Company").

                    Certain 1995 amounts have been reclassified to conform to current period presentation. These reclassification have no effect on previously reported net income.

                    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE 2.       INCOME (LOSS) PER COMMON SHARE:

                    Income (Loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding stock options were exercised.

                    The income (loss) per common share computations, and the weighted average common shares outstanding, for the three month period ended June 30, 1995 were adjusted to reflect the effects of the stock split effected in the form of a stock dividend in Fiscal 1996.

NOTE 3.       INVESTMENT IN  LIMITED LIABILITY COMPANY:

                    Nevada Land and Resource Company, LLC ("NLRC") is a Delaware limited liability company which is owned 35.3% by the Company and 64.7% by a joint venture comprised of Morgan Stanley Real Estate Fund II, L.P. and two other affiliates of that real estate partnership ("Morgan Stanley"). The Company accounts for its investment in NLRC under the equity method in accordance with Accounting Principles Board Opinion No.18, "The Equity Method of Investments in Common Stock" ("APB 18"). Accordingly, revenues or losses are allocated in proportion to ownership interests. The Company's equity in the loss of NLRC was $176,391 for the three month period ended June 30, 1996. Intercompany profits and losses which have not been realized have been eliminated, in accordance with APB 18.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

NOTE 4.       RENTAL INCOME, NET
              Rental Income, Net is comprised of:

                            THREE MONTHS ENDED JUNE 30,
                                 1996       1995
                                -------   -------
              Rental Income     $52,906   $59,741
              Rental Expenses    37,303    23,621
                                -------   -------
              Net               $15,603   $36,120
                                =======   =======

NOTE 5.       SUBSEQUENT EVENT

              NLRC has entered into an agreement (the "Agreement") with a subsidiary of a major corporation (the "Purchaser") that effectively gives the Purchaser the option to either (i) acquire the property owned by NLRC on an "as is" basis for approximately $100 million in cash; or (ii) purchase the entire interest of the Morgan Stanley affiliated joint venture as a member of NLRC and a portion of the Company's interest in NLRC. The parties are negotiating with respect to the economic terms of the relationship between the Company and the Purchaser, including the interest of NLRC to be retained by the Company in the event the purchaser selects the second option. The Purchaser has the absolute right to terminate the Agreement for any reason whatsoever on or before August 26, 1996.

              The Agreement is the equivalent of an option, exercisable solely at the discretion of the Purchaser. There can be no assurance that the Purchaser will exercise its purchase rights or that it will complete the closing should the option be exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Western Water Company ("the Company") was formed in 1984 as Yuba Silica, Inc. Until August 9, 1990, the Company was a wholly owned subsidiary of Yuba Natural Resources, Inc. ("YNR"), a publicly-held company. From the time the Company was formed in 1984 until May 1989, the Company's sole business was the sorting and grinding of silica at the Company's silica plant (the "Silica Plant"). In August 1990, the Company, then known as YG Development Company, was spun-off from its former parent (the "Spin-off"). Subsequently, the Company changed its name from YG Development Company to Western Water Company and changed its primary business to (i) acquiring, owning, developing, packaging, transferring, and marketing water and water rights, and (ii) selling real estate properties acquired in connection with its water rights acquisition program and otherwise. In addition, the Company currently provides services to unaffiliated third parties in identifying, developing, and marketing water assets owned by such third parties. In October 1994, the Board of Directors determined that it was in the best interests of the Company to liquidate the Silica Plant assets.

Due to the significant changes in the Company's business, the continuing improvement of the Company's earnings potential and a change in direction of the intended method of disposing of the discontinued silica operation, the Company determined that it was appropriate to effect a quasi-reorganization. The Company's Board of Directors authorized management to effect a quasi-reorganization effective October 1, 1994, which reorganization was ratified by the Company's stockholders in March 1995.

In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write down in the value of the Silica Plant of $1,830,914. This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis to real estate held for resale of $454,604, water rights held for sale of $1,038,268, and water sale fees of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to October 1, 1994.

RESULTS OF OPERATIONS

Significant consolidated results are summarized.

                                  CONSOLIDATED

                                          THREE MONTHS ENDED JUNE 30,
                                              1996          1995
                                           ---------    -----------
Income (Loss) From Continuing Operations   $(975,000)   $   976,000
Income Taxes                                   2,000        390,000
                                           ---------    -----------
Net Income (Loss) Continuing Operations     (977,000)       586,000
Net Loss Discontinued Operations             (17,000)        (6,000)
                                           ---------    -----------
Consolidated Income (Loss)                 $(994,000)   $   580,000
                                           =========    ===========
Net Income (Loss) Per Share                $    (.12)   $       .07
Revenues                                   $  65,000    $ 2,268,000

The Company reports its continuing operations in two segments, water rights and real estate. As a result, the basis of each property that is acquired by the Company is allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition, and development costs are allocated to properties whenever possible. Otherwise they are allocated based on the relative fair value of the properties. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on periodic evaluations prepared by independent water engineers to determine the relative fair values and market value of the water rights. Accordingly, as properties or water rights are sold, the allocated portion of the basis is included in costs of revenues.

In the fiscal year ended March 31, 1996 ("Fiscal 1996"), the Company effected a two-for-one stock split in the form of a 100% stock dividend (the "Stock Dividend"). Accordingly, the weighted average common shares outstanding and per-share information for the prior periods has been restated to reflect the effects of the Stock Dividend.

The $975,000 loss for the three month period ended June 30, 1996 is due primarily to the $2,203,000 decrease in revenues compared to the three month period ended June 30, 1995. The decrease in revenues is due to the lack of sales of the Company's real estate assets and due to the lack of revenues from the Company's water assets. These factors are discussed separately below.

                                  WATER RIGHTS

                                         THREE MONTHS ENDED JUNE 30,
                                              1996      1995
                                             -------   -------
Revenues                                     $65,000   $35,000
Cost of Revenues                              14,000    12,000
                                             -------   -------
Operating Income before Corporate Expenses   $51,000   $23,000
                                             =======   =======

Water rights revenues in the three month periods ended June 30, 1996 and 1995, consisted primarily of payments under the Cucamonga Water Fee Agreement under which the Company receives payments based on sales of water made by a third party to the Cucamonga County Water District (San Bernadino County, California). During the three month period ended June 30, 1995, the Company received 3.252% of such water sales revenues. The Company has increased its interest to 3.7398%. The higher water revenues during the period ended June 30, 1996, in part, reflect the Company's increased interest. The costs of revenues in each period consist of amortization of the Cucamonga Water Fee Agreement.

The Company is continuing its efforts to complete the development of its various water assets, and is establishing other potential sources of water revenues, including a water transfer program. The Company is considering several water transfer opportunities in California whereby water from Northern California can be purchased by the Company, delivered to, and resold in Southern California. In connection with its water transfer activities, in June 1996 the Company entered into an agreement with the Placer County Water Agency in Northern California to purchase up to 40,000 acre feet of water for a price of $50 per acre foot. The purchase is contingent upon, among other things, the Company obtaining various governmental approvals. In July 1996, the Company also entered into an agreement with the Orange County Water District in Southern California to sell up to 20,000 acre feet of the Placer County water to the water district at a price of $250 per acre foot. The sale is also contingent upon the Company receiving approval of this transfer from the State Water Resources Control Board and upon the Company arranging for the transport of such water. The Company is required to pay all transportation costs related to the proposed water transfer. Although the Company expects that it will obtain all necessary approvals to consummate the foregoing purchase and sale of water, numerous regulatory approvals need to be obtained, the receipt of which is uncertain. In August 1996, the Company entered into a Memorandum of Understanding with the City of Pasadena to determine the feasibility of the formation of a public private partnership for the joint development of a water bank, water storage, and water marketing program. If such a partnership is determined to be feasible it would enhance the Company's future water transfer activities. With respect to its other on-going water related activities, the Company anticipates that future water revenues will primarily be recognized at such time as all necessary water rights development and marketing plans have been successfully implemented. The Company cannot estimate if and when such future water revenues will be generated. To date, the Company has not derived significant revenues from its water development and marketing programs, and, other than the forgoing Cucamonga Water Fee Agreement revenues, no such revenues were derived during either the current or the 1995 three month periods.

                                   REAL ESTATE

                                         THREE MONTHS ENDED JUNE 30,
                                            1996      1995
                                            ----   ----------
Revenues                                     -     $2,233,000
Cost of Revenues                             -        802,000
                                            ----   ----------
Operating Income before Corporate Expenses   -     $1,431,000
                                            ====   ==========

Until some of the Company's water development activities are completed, the Company's principal source of revenues is expected to be revenues generated from the disposition of real estate that the Company acquired in connection with its acquisition of water assets. The real estate assets to be sold are not needed for the Company's water development program. In connection with its proposed sale of such properties, the Company has completed the subdivision of, and is currently marketing, 245 acres of the approximately 1900 acres it will be developing in the Cherry Creek basin, Colorado. The Company is also attempting to sell certain other California real estate assets. However, no sales of any of the Company's properties were consummated during the fiscal quarter ended June 30, 1996, and any sales in the future are likely to occur intermittently.

Real estate revenues in the three months ended June 30, 1995, were comprised of $1,469,000 from the transfer of 257 acres in the Cherry Creek basin in exchange for certain water rights, and $764,000 derived from the sale of a 315 acre portion of the Company's California rice farms and ranches.

Costs of real estate revenues include the allocated purchase price of the properties sold, directly related development costs, sales commissions and other sales costs.

                        GENERAL & ADMINISTRATIVE EXPENSES

                                        THREE MONTHS ENDED JUNE 30,
                                            1996           1995
                                         ----------     ----------
General and Administrative Expense       $  578,000     $  569,000

General and Administrative expenses for the three months ended June 30, 1996 rose slightly from the three months ended June 30, 1995. Salaries and related expenses increased due to the addition of two employees, whereas, legal expenses decreased due to the resolution of a lawsuit in Fiscal 1996. During the current three month period, the Company had amortization costs related to the sale of the 9% Convertible Subordinated Debentures (the "Debentures"), that were issued in September, 1995, which amortization amounted to $20,000 for the three month period. No such amortization expenses were incurred during the comparable quarter in 1995.

                          OTHER NON-SEGMENT INFORMATION

                                           THREE MONTHS ENDED JUNE 30,
                                                1996         1995
                                              ---------    --------
Interest Income                               $  85,000    $ 92,000
Interest Expense                               (361,000)    (38,000)
Rental Income (Expense), Net                     16,000      36,000
Equity in Loss of Limited Liability Company    (176,000)         --

Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes the Company received in connection with the properties that it has resold. The secured notes bear interest at rates between 7% and 10% per annum. During Fiscal 1996, the Company sold or discounted secured promissory notes with a principal amount of $1,267,000 from its promissory notes portfolio which resulted in lower interest income in the current three month period as compared to the prior year's period. At June 30, 1996, the outstanding balance on notes receivable was $2,026,000, compared to $4,404,000 at June 30, 1995. These notes will continue to generate interest income in future periods.

Interest expense increased significantly in the current year three month period due to interest expenses related to the $15,000,000 Debentures. Interest of $55,000 and $57,000 on debt incurred in connection with properties being developed for resale was capitalized during the three months ended June 30, 1996 and 1995, respectively.

Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

The Company is accounting for its investment in Nevada Land and Resource Company (the"Nevada LLC") under the equity method of accounting and accordingly income or losses are allocated according to the ownership interests. For the three months ended June 30, 1996 the Company's portion of the Nevada LLC's loss was $176,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $708,000 during the three month period ended June 30, 1996 due to lower revenues. As a result, the Company's current ratio at June 30, 1996, was 2.6 to 1, compared to 3.6 to 1 on March 31, 1996.

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs in excess of revenues for a period of at least one year from the date of this report. The Company plans to meet its commitments thereafter from revenues derived from water, water rights transactions, sales of properties or by refinancing or selling the properties securing its long-term debt.

OPERATING ACTIVITIES

During the current three month period, the Company had negative cash flow from operations of $520,000. In addition to operating expenses, the Company used cash reserves of $358,000 for a net increase in assets held for sale. The cash outflow was partially offset by cash of $560,000 that was received from payoffs on promissory notes receivable. Other operating activities generated cash of approximately $272,000.

Although there were no real estate sales in the current three month period, the Company intends to continue sales of portions of its real property located in the Cherry Creek basin and its rice farm and ranch. The Company expects, however, that its operating revenues will continue to be highly volatile. Continued revenues from disposition of real estate will be dependent on the Company's ability to dispose of real estate parcels on acceptable terms, as to which there can be no assurance. Revenues from sale of water or water rights will likewise be dependent on individually negotiated transactions. Revenues from leasing the Company's three rice farms, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Accordingly, until the Company can increase its on-going revenues from water sales of its own water rights, or acting as an agent for others, the Company's liquidity will be largely dependent upon its ability to sell real estate.

INVESTING AND FINANCING ACTIVITIES

The Company is committed to certain material expenditures over the next several years, including the following:

         - Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal year ending March 31, 1997, and fiscal years ending March 31, 1998, 1999, 2000, and 2001 are approximately $374,000, $447,000, $446,000, $1,115,000, and
              $302,000, respectively. In addition, balloon payments of approximately $1,664,000 and $135,000 are due in the fiscal years ending March 31, 2002 and 2003, respectively.

         - The operating agreement of the Nevada LLC provides for additional cash contributions if the executive committee, comprised of an equal number of representatives from Morgan Stanley and the Company, agree that a shortfall exists in the funds available to cover necessary expenses. In lieu of cash contributions, the executive committee may elect to obtain such funds thorough borrowing. The Company, however, believes that the Nevada LLC has sufficient working capital reserves to meet its requirements for at least one year and that the Company will not be required to provide any additional funds during the next twelve months.

         - The Company is required to make semiannual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

ITEM 5.       OTHER INFORMATION

              The Company currently owns a 35.3% interest in the Nevada Land and Resource Company LLC, a Delaware limited liability company (the " Nevada LLC"). The other member of the Nevada LLC is a joint venture comprised of Morgan Stanley Real Estate Fund II, L.P. and two other affiliates of that real estate partnership. The Nevada LLC owns approximately 1.4 million acres of land and related water interests located in the State of Nevada (the "Nevada Property").

              The Nevada LLC has entered into an agreement, as amended to date (the "Agreement"), with Dynamic Holdings Corporation (the "Purchaser") that effectively gives the Purchaser an option to either (i) acquire the Nevada Property on an "as is" basis for approximately $100 million in cash; or (ii)purchase the entire interest of Morgan Stanley affiliated joint venture as a member of the Nevada LLC and a potion of the Company's interest in the Nevada LLC. The parties are still negotiating with respect to the economic terms of the relationship between the Company and the Purchaser, including the interest of the Nevada LLC to be retained by the Company, in the event the Purchaser elects the second option. The Agreement requires the purchaser to deposit $3 million (the "Earnest Money") in escrow with an institutional escrow holder, of which $1 million has already been deposited and $100,000 has already been released to the Nevada LLC. However, the Purchaser has the absolute right to terminate the Agreement for any reason whatsoever on or before August 26, 1996. If the purchaser chooses to terminate the Agreement on a timely basis, all Earnest Money then held by the escrow holder will be returned to the Purchaser. The Agreement further provides that if the Purchaser makes the Earnest Money deposit but the closing does not occur as a result of the Purchaser's default, then the sole remedy of the Nevada LLC shall be to recover the Earnest Money deposit then still held by the escrow agent.

              There are a number of significant open business issues which are the subject of intense negotiations between the parties. The Agreement is the equivalent of an option, exercisable solely at the discretion of the Purchaser. Because the Agreement is binding on the Nevada LLC, the Company is reporting the existence of the Agreement despite the uncertainty that this transaction will be completed. There can be no assurance that the Purchaser will make the remaining Earnest Money deposit or that if such Earnest Money deposit is made, the Purchaser will complete the closing.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   The following exhibits are filed as part of this report;

                    27- Financial Data Schedule

              (b)   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WESTERN WATER COMPANY

Date:   August 14 , 1996               By: /s/Peter L. Jensen
                                           ------------------
                                           Peter L. Jensen
                                           President

Date:   August 14, 1996                By: /s/Marilyn Buseman Dreyer
                                           -------------------------
                                           Marilyn Buseman Dreyer
                                           Chief Financial Officer