Form 10-Q
period 1996-09-30
WESTERN WATER CO
filed 1996-11-14
CIK 866671

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       ----------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



                         Commission file number 0-18756

                             WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           33-0085833
(State of Incorporation)                     (I.R.S. Employer Identification No.)


          4660 LA JOLLA VILLAGE DRIVE, SUITE 825, SAN DIEGO, CA  92122
               (Address of principal executive offices)(Zip code)

                                 (619) 535-9282
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 YES  X      NO
                                    -----      -----

         As of November 11, 1996, 8,068,310 shares of $0.001 par value common stock of the Registrant were issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                     INDEX


                         PART I - FINANCIAL INFORMATION

                                                                               Page No.
Item 1.          Financial statements:

                 Consolidated balance sheets
                 September 30, 1996 and March 31, 1996                            3

                 Consolidated statements of operations
                 Three months ended September 30, 1996 and 1995                   5

                 Consolidated statements of operations
                 Six months ended September 30, 1996 and 1995                     6

                 Consolidated statements of cash flows
                 Six months ended September 30, 1996 and 1995                     7

                 Notes to consolidated financial statements                       9

Item 2.          Management's discussion and analysis of financial
                 condition and results of operations                             12




                          PART II - OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K                                18

Signatures                                                                       19

                             WESTERN WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS



ASSETS                                                                           September 30,               March 31,
                                                                                     1996                      1996
                                                                                  (unaudited)
                                                                                   -----------             -----------
CURRENT ASSETS
    Cash and cash equivalents                                                      $    32,498             $   540,883
    Investments in marketable securities                                             1,817,385               2,815,927
    Current portion notes receivable                                                   286,575                 343,530
    Other current assets                                                               372,906                 252,654
                                                                                   -----------             -----------
        Total current assets                                                         2,509,364               3,952,994
                                                                                   -----------             -----------

NOTES RECEIVABLE, LESS CURRENT PORTION                                               1,787,358               2,342,426
                                                                                   -----------             -----------
ASSETS HELD FOR SALE

    Water rights                                                                    11,415,900              10,980,964
    Real estate                                                                      5,856,577               5,626,857
                                                                                   -----------             -----------
        Total assets held for sale                                                  17,272,477              16,607,821
                                                                                   -----------             -----------

OTHER WATER ASSETS                                                                   3,228,607               3,234,816
                                                                                   -----------             -----------
INVESTMENTS AND OTHER ASSETS
    Investment in limited liability company                                         11,426,997              11,925,109
    Deferred tax benefit                                                             1,100,000               1,100,000
    Debt issue costs, net                                                              737,348                 777,926
    Silica plant                                                                       557,823                 557,823
    Property and equipment, net                                                         57,785                  50,994
                                                                                   -----------             -----------
        Total investments and other assets                                          13,879,953              14,411,852
                                                                                   -----------             -----------
                                                                                   $38,677,759             $40,549,909
                                                                                   ===========             ===========

                             WESTERN WATER COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)



 LIABILITIES AND STOCKHOLDERS' EQUITY                                     September 30,                 March 31,
                                                                               1996                       1996
                                                                           (unaudited)
                                                                           -----------                  -----------

S>
 CURRENT LIABILITIES
     Accounts payable                                                        $   215,634                $   310,905
     Accrued expenses                                                            572,571                    636,248
     Current maturities of long-term debt                                        162,982                    160,272
                                                                             -----------                -----------
             Total current liabilities                                           951,187                  1,107,425
                                                                             -----------                -----------
 DEPOSIT                                                                         100,000                    100,000
                                                                             -----------                -----------
 LONG-TERM DEBT, LESS CURRENT MATURITIES                                       3,193,638                  3,275,408
                                                                             -----------                -----------
 9% CONVERTIBLE SUBORDINATED DEBENTURES                                       15,000,000                 15,000,000
                                                                             -----------                -----------
 COMMITMENTS AND CONTINGENCIES                                                    -                           -
                                                                             -----------                -----------

 STOCKHOLDERS' EQUITY
     Preferred stock, $ 0.001 par value, 1,000,000
         shares authorized; no shares issued or                                   -                           -
     Common stock, $0.001 par value, 10,000,000
         shares authorized;  8,092,326 and 8,068,486
         shares issued at September 30, 1996 and
         March 31, 1996 respectively                                               8,092                      8,068
     Additional paid-in capital                                               22,102,418                 21,696,867
     Unrealized loss on investments                                              (44,734)                   (24,442)
     Retained deficit ($14,405,252 of retained deficit
         eliminated in the quasi-reorganization as of
         October 1, 1994)                                                     (2,632,842)                  (613,417)
                                                                             -----------                -----------
             Total stockholders' equity                                       19,432,934                 21,067,076
                                                                             -----------                -----------
                                                                             $38,677,759                $40,549,909
                                                                             ===========                ===========

                             WESTERN WATER COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             Three months ended September 30,
                                                                             1996                        1995
                                                                          -----------                ----------
REVENUES
    Water rights                                                          $    57,771                 $ 747,071
    Real estate                                                               150,000                         -
                                                                          -----------                ----------
        Total revenues                                                        207,771                   747,071
COST OF REVENUES

    Water rights                                                               14,631                   102,428
    Real estate                                                                97,185                         -
                                                                          -----------                ----------
        Total cost of revenues                                                111,816                   102,428
                                                                          -----------                ----------
GROSS PROFIT                                                                   95,955                   644,643

GENERAL AND ADMINISTRATIVE                                                    482,475                   458,107
                                                                          -----------                ----------
OPERATING INCOME (LOSS)                                                      (386,520)                  186,536

OTHER INCOME (EXPENSES)

    Interest income                                                            88,127                    96,829
    Interest expense                                                         (359,803)                  (76,603)
    Rental income, net (Note 4)                                               (33,453)                  (26,076)
    Equity in loss of limited liability company (Note 3)                     (321,721)                        -
    Loss on discount of notes receivable                                            -                  (196,117)
    Other                                                                       2,493                         -
                                                                          -----------                ----------
                                                                             (624,357)                 (201,967)

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                    (1,010,877)                  (15,431)

INCOME TAXES (BENEFIT)                                                      -                            (6,000)
                                                                          -----------                ----------
LOSS FROM CONTINUING OPERATIONS                                            (1,010,877)                   (9,431)

LOSS FROM DISCONTINUED OPERATIONS,
    AFTER TAX EFFECT                                                          (14,633)                  (12,114)
                                                                          -----------                ----------
NET LOSS                                                                  $(1,025,510)               $  (21,545)
                                                                          ===========                ===========

LOSS PER COMMON SHARE (NOTE 2)
    Continuing operations                                                 $     (0.13)               $        -
    Discontinued operations                                                      -                            -
                                                                          -----------                ----------
NET INCOME (LOSS) PER SHARE                                               $     (0.13)                        -
                                                                          ===========                ==========
AVERAGE COMMON SHARES OUTSTANDING                                           8,070,961                $7,909,788
                                                                          ===========                ==========

                             WESTERN WATER COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                Six months ended September 30,
                                                                               1996                      1995
                                                                           -----------                  ---------
REVENUES
    Water rights                                                           $   123,144                 $  782,143
    Real estate                                                                150,000                  2,233,393
                                                                           -----------                 ----------
        Total revenues                                                         273,144                  3,015,536

COST OF REVENUES
    Water rights                                                                29,212                    114,606
    Real estate                                                                 97,184                    802,055
                                                                           -----------                 ----------
        Total cost of revenues                                                 126,396                    916,661
                                                                           -----------                 ----------
GROSS PROFIT                                                                   146,748                  2,098,875

GENERAL AND ADMINISTRATIVE                                                   1,060,269                  1,027,482
                                                                           -----------                 ----------
OPERATING INCOME (LOSS)                                                       (913,521)                 1,071,393

OTHER INCOME (EXPENSES)
    Interest income                                                            173,586                    189,284
    Interest expense                                                          (720,486)                  (114,603)
    Rental income, net (Note 4)                                                (17,850)                    10,044
    Equity in loss of limited liability company (Note 3)                      (498,112)                         -
    Loss on discount of notes receivable                                             -                   (196,117)
    Other                                                                       (9,549)                       600
                                                                           -----------                 ----------
                                                                            (1,072,411)                  (110,792)
                                                                           -----------                 ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                     (1,985,932)                   960,601
INCOME TAXES                                                                     2,400                    384,000
                                                                           -----------                 ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    (1,988,332)                   576,601

LOSS FROM DISCONTINUED OPERATIONS,
    AFTER TAX EFFECT                                                           (31,092)                   (18,011)
                                                                           -----------                 ----------
NET INCOME (LOSS)                                                          $(2,019,424)                $  558,590
                                                                           ===========                 ==========

INCOME (LOSS) PER COMMON SHARE (NOTE 2)
    Continuing operations                                                  $     (0.25)                $     0.07
    Discontinued operations                                                          -                          -
                                                                           -----------                 ----------
NET INCOME (LOSS) PER SHARE                                                $     (0.25)                $     0.07
                                                                           -----------                 ----------
AVERAGE COMMON SHARES OUTSTANDING                                            8,069,730                  7,909,824
                                                                           ===========                 ==========

                             WESTERN WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                               Six months ended
                                                                                                 September 30,
                                                                                            1996                 1995
                                                                                        -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                                   $(2,019,424)          $   558,590
    Adjustments to reconcile net income (loss) to net
        cash used in operating activities:
            Depreciation and amortization                                                    67,218                29,749
            Equity in loss of limited liability company                                     498,112                     -
            Loss on discount of notes receivable                                                  -               196,117
            Changes in assets and liabilities:
               (Increase) decrease in:
                    Notes receivable                                                        612,023               876,707
                    Other current assets                                                   (120,253)             (456,904)
                    Water rights held for sale                                             (121,327)           (1,796,234)
                    Real estate held for sale                                              (229,720)              403,109
                    Other water assets                                                      (13,835)             (338,071)
                    Deferred tax benefit                                                          -               372,000
                Increase (decrease) in:
                    Accounts payable and accrued expenses                                  (158,948)              392,734
                    Notes payable                                                           (79,060)             (617,333)
                                                                                        -----------            ----------
    Net cash used in operating activities                                                (1,565,214)             (379,536)
                                                                                        -----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                                      (13,387)               (5,891)
    Sale of marketable securities                                                           978,250                     -
                                                                                        -----------            ----------
    Net cash provided by (used in) investing activities                                     964,863                (5,891)

                             WESTERN WATER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                 Six months ended
                                                                                                   September 30,
                                                                                           1996                    1995
                                                                                        ---------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from options                                                              92,437                        -
    Net proceeds from issuance of Convertible Debentures                                        -                  655,000
    Debt issue costs                                                                            -                 (706,315)
    Payments to acquire treasury stock                                                       (471)                    (335)
    Other                                                                                       -                   (5,203)
                                                                                        ---------               ----------
    Net cash provided by (used in) financing activities                                    91,966                  (56,853)
                                                                                        ---------               ----------
    Net decrease in cash and cash equivalents                                            (508,385)                (442,280)

CASH AND CASH EQUIVALENTS:
    Beginning                                                                             540,883                2,335,532
                                                                                        ---------               ----------
    Ending                                                                              $  32,498               $1,893,252
                                                                                        =========               ==========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.          BASIS OF PRESENTATION:

                 In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of September 30, 1996 and the results of their operations and their cash flows for the six and three months ended September 30, 1996 and 1995, respectively. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies (together "the Company").

                 Certain 1995 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

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

                 The income (loss) per common share computations, and the weighted average common shares outstanding, for the six and three month periods ended September 30, 1995, were adjusted to reflect the effects of the stock split effected in the form of a stock dividend in fiscal 1996.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)


NOTE 3.          INVESTMENT IN LIMITED LIABILITY COMPANY:

                 Nevada Land and Resource Company, LLC ("NLRC") is a Delaware limited liability company which is owned 35.3% by the Company and 64.7% by a joint venture comprised of Morgan Stanley Real Estate Fund II, L.P. and two other affiliates of that real estate partnership ("Morgan Stanley"). The Company accounts for its investment in NLRC under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Investments in Common Stock" ("APB 18"). Accordingly, income or losses are allocated in proportion to ownership interests. The Company consistently maintains a one quarter time lag in applying the equity method. The Company's equity in the loss of NLRC was $498,112 and $321,721 for the six and three month periods ended September 30, 1996. Intercompany profits and losses which have not been realized have been eliminated, in accordance with APB 18.


                 The following information reflects the operations of NLRC for the period of January 1, 1996 to June 30, 1996:

                                                                              Six months ended          Three months ended
                                                                                 June 30, 1996               June 30, 1996
                                                                              ----------------           -----------------
                     Net operating revenues                                      $   565,530                 $  253,394
                     General and administrative expenses                           2,066,610                  1,209,784
                                                                                 -----------                 ----------
                     Operating loss                                              $(1,501,080)                $ (956,390)
                                                                                 ===========                 ==========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (CONTINUED)



NOTE 4.        RENTAL INCOME, NET


               Rental income, net is comprised of:

                                                Six months ended September 30,        Three months ended September 30,
                                                   1996               1995                  1996              1995
                                               -------------      ------------          -------------     -------------
                     Rental income               $108,813           $119,391              $ 55,909           $ 59,651

                     Rental expenses              126,663            109,347                89,362             85,727
                                                 --------           --------              --------           --------
                     Net                         $(17,850)          $ 10,044              $(33,453)          $(26,076)
                                                 ========           ========              ========           ========





NOTE 5.        SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY

               In September 1996, the Company issued 16,870 shares of common stock to acquire 100 acre feet of water rights located in the Central Water Basin, Los Angeles County, California, for a purchase price of $320,000. The Company guaranteed the price of its stock and subsequently was required to pay $6,392. The common stock issued has been recorded at the purchase price less the amount of the guarantee payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was formed in 1984 as Yuba Silica, Inc. Until August 9, 1990, the Company was a wholly owned subsidiary of Yuba Natural Resources, Inc. ("YNR"), a publicly-held company. From the time the Company was formed in 1984 until May 1989, the Company's sole business was the sorting and grinding of silica at the Company's silica plant (the "Silica Plant"). In August 1990, the Company, then known as YG Development Company, was spun-off from its former parent (the "Spin-off"). Subsequently, the Company changed its name from YG Development Company, Inc. to Western Water Company and changed its primary business to (i) acquiring, owning, developing, packaging, and marketing water and water rights, and (ii) selling real estate properties acquired in connection with its water rights acquisition program and otherwise. In addition, the Company currently provides services to unaffiliated third parties in identifying, developing, and marketing water assets owned by such third parties as well as effecting water transfers from Northern California to Southern California. In October 1994, the Board of Directors determined that it was in the best interests of the Company to liquidate the Silica Plant assets.

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

In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994, the Company recognized a write down in the value of the Silica Plant of $1,830,914. This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for resale of $454,604, water rights held for sale $1,038,268, and water sale fees of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Retained earnings in the future will be dated to reflect only the results of operations subsequent to October 1, 1994.

RESULTS OF OPERATIONS

Significant consolidated results are summarized.


                                  CONSOLIDATED

                                            Six months ended September 30,          Three months ended September 30,

                                             1996                    1995                    1996                   1995
                                     -----------------       ---------------         ----------------       --------------
Revenues                                   $   273,000             $3,016,000              $   208,000             $747,000

Income (Loss) from                          (1,986,000)               961,000               (1,011,000)             (15,000)
    Continuing Operations,
     before income taxes

Income taxes (Benefit)                           2,000                384,000                 -                      (6,000)
                                           -----------              ---------              -----------            ---------
Net Income (Loss)
    Continuing Operations                   (1,988,000)               577,000               (1,011,000)              (9,000)

Discontinued Operations                        (31,000)               (18,000)                 (15,000)             (12,000)
                                           -----------              ---------              -----------            ---------
Income (Loss)                               (2,019,000)               559,000               (1,026,000)             (21,000)

Income (Loss) Per Share                          (0.25)                  0.07                    (0.13)                -


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

In March, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend (the "Stock Dividend"). Accordingly, the weighted average common shares outstanding and per-share information for the prior periods has been restated to reflect the effects of the Stock Dividend.

                                  WATER RIGHTS


                                            Six months ended September 30,           Three months ended September 30,

                                               1996               1995                   1996              1995
                                               ----               ----                   ----              ----
Revenues                                     $123,000           $780,000                $58,000          $747,000

Cost of Revenues                               29,000            115,000                 15,000           102,000
                                             --------           --------                -------          --------
Operating Income,
    before Corporate
    Expenses                                 $ 94,000           $665,000                $43,000          $645,000
                                             ========           ========                =======          ========

Water rights revenues in the six and three month periods ended September 30, 1996, consisted primarily of payments under the Cucamonga Water Fee Agreement under which the Company receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernadino County, California). The costs of revenues in each period consist of amortization of the Cucamonga Water Fee Agreement.

During the three month period ended September 30, 1995, the Company received fees of $700,000 for acting as agent for the sale of water rights under its agreement with The Atchison, Topeka and Santa Fe Railway Company. Costs related to the transaction were $90,000. In addition, the Company received payments in the six and three month periods ended September 30, 1995 from the Cucamonga Water Fee Agreement, of $70,000 and $35,000, respectively.

                                  REAL ESTATE

                                     Six months ended September 30,              Three months ended September 30,
                                        1996                1995                     1996               1995
                                        ----                ----                     ----               ----
Net Sales                              $150,000           $2,233,000                $150,000          $  -

Cost of Revenues                         97,000              802,000                  97,000             -
                                       --------           ----------                --------           ---
Operating Income, before
     Corporate Expenses                $ 53,000           $1,431,000                $ 53,000           $ -
                                       ========           ==========                ========           ===

The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. Real estate revenues in the current six and three month periods were from the sale of 35 acres of its Cherry Creek property. Costs of real estate revenues include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs. In the six months ended September 30, 1995, the Company also recognized real estate revenues of $1,469,000 from the transfer of 257 acres in the Cherry Creek basin in exchange for certain water rights, and $764,000 from the sale of a 315-acre portion of the Company's California rice farm and ranch.


                            GENERAL & ADMINISTRATIVE

                                          Six Months ended September 30,                 Three Months ended September 30,
                                            1996                    1995                  1996                 1995
                                            ----                    ----                  ----                 ----
General & Administrative                  $1,060,000              $1,027,000             $482,000             $458,000





General and Administrative expenses for the six and three months ended September 30, 1996 rose slightly from the prior year. Salaries and related expenses increased due to the addition of two employees, whereas legal expenses decreased due to the resolution of a lawsuit in fiscal 1996. Consulting and travel expenses also increased primarily due to the Company's expanded efforts in developing its water transfer program. During the current periods, the Company also had amortization costs related to the sale of the $15,000,000 Subordinated Debentures (the "Debentures"), which amortization amounted to $40,000 for the six month period.

                         OTHER NON-SEGMENT INFORMATION

                                                 Six Months ended September 30,              Three Months ended September 30,

                                                     1996                 1995                  1996                 1995
                                                     ----                 ----                  ----                 ----
Interest Income                                    $ 174,000            $ 189,000             $  88,000            $  97,000

Interest Expense                                    (720,000)            (115,000)             (360,000)             (77,000)

Rental Income (Expenses), net                        (18,000)              10,000               (33,000)             (26,000)

Equity in loss of Limited Liability
    Company                                          498,000                 -                  321,000                 -

Loss from disposition of assets                         -                (196,000)                 -                (196,000)

Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes the Company received in connection with the properties that it has sold. The secured notes bear interest at rates between 7% and 10% per annum.

During fiscal 1996, the Company sold or discounted secured promissory notes with a principal amount of $1,267,000 from its promissory notes portfolio which resulted in lower interest income in the current periods as compared to the prior year. At September 30, 1996, the outstanding balance on notes receivable was $1,687,000. These notes will continue to generate interest income in future periods.

Interest expense increased significantly in the current fiscal year due to interest expenses related to the $15,000,000 Debentures that were issued in September, 1995. Interest of $110,173 and $113,120 on debt incurred in connection with the properties being developed for resale was capitalized during the six months ended September 30, 1996 and 1995, respectively.

Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

The Company is accounting for its investment in NLRC under the equity method of accounting and, accordingly, income or losses are allocated according to the ownership interests. For the six and three months ended September 30, 1996, the Company has recorded losses of $498,000 and $321,000, respectively. (See Liquidity and Capital Resources below).


                            DISCONTINUED OPERATIONS

                                            Six Months ended September 30,            Three Months ended September 30,

                                               1996                   1995              1996                   1995
                                               ----                   ----              ----                   ----
Loss from Discontinued
    Operations                                $31,000              $18,000             $15,000               $12,000

The Company is accounting for its inactive Silica Plant as discontinued operations. The Company has engaged an equipment liquidator to sell the Silica Plant. As of March 31, 1996, the Company had disposed of approximately 45% of the Silica Plant's equipment on which it recognized a loss of $122,000. There have been no equipment sales in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity was reduced by $508,000 during the six month period ended September 30, 1996 due to lower revenues. As a result, the Company's current ratio at September 30, 1996, was 2.6 to 1 compared to 3.6 to 1 on March 31, 1996.

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

The Company is currently negotiating with several municipal agencies in Southern California to provide long term water supply contracts. As part of this effort, the Company has received a proposal from a major investment banking firm to provide financing for these transactions. The proposed financing would enable the Company to acquire major water interests for resale to municipal agencies, which water interests the Company could not otherwise acquire with its existing financial resources.


OPERATING ACTIVITIES

During the current six month period, the Company had negative cash flow from operations of $1,565,000. In addition to operating expenses, the Company used cash reserves of $365,000 for a net increase in assets held for sale and $79,000 for payments on notes payable. The cash outflow was partially offset by cash received of $612,000 from payoffs on promissory notes receivable. Other operating activities generated cash of approximately $286,000.

The Company intends to continue sales of portions of its real property located in the Cherry Creek basin and its rice farm and ranch. The Company expects, however, that its operating revenues will continue to be highly volatile. Continued revenues from disposition of real estate will be dependent on the Company's ability to dispose of real estate parcels on acceptable terms, as to which there can be no assurance. Revenues from the sale of water or water rights will likewise be dependent on individually negotiated transactions. Revenues from leasing the Company's three rice farms, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Accordingly, until the Company can increase its on-going revenues from water sales of its own water rights, or acting as an agent for others, the Company's liquidity will be largely dependent upon its ability to sell real estate.

INVESTING AND FINANCING ACTIVITIES

The Company is committed to certain material expenditures over the next several years, including the following:

                 # Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal years ending March 31, 1997, and fiscal years ending March 31, 1998, 1999, 2000, and 2001 are approximately $262,000, $447,000, $446,000,
                     $1,115,000, and $302,000, respectively. In addition, balloon payments of approximately $1,664,000 and $135,000 are due in the fiscal years ending March 31, 2002 and 2003, respectively.

                 # The operating agreement of NLRC provides for additional cash contributions if the executive committee, comprised of an equal number of representatives from Morgan Stanley and the Company, agree that a shortfall exists in the funds available to cover necessary expenses. In lieu of cash contributions, the executive committee may elect to obtain such funds through borrowing. The Company, however, believes that NLRC has sufficient working capital reserves to meet its requirements for at least one year and that the Company will not be required to provide any additional funds during the next twelve months. The Company had previously announced that NLRC had entered into a non-binding letter of intent to sell substantially all of NLRC's real estate properties, which sale would have substantially increased the Company's liquidity. The proposed sale of the real estate has been terminated. As part of its plan to resell its real estate holdings, NLRC has recently entered into an agreement with a major land auction firm to market portions of NLRC's real estate holdings. The first auctions are scheduled to be held during the first quarter of 1997. In addition, to facilitate mineral transactions, NLRC is establishing a wholly owned subsidiary to hold all of the precious metal rights and mining royalties on its 1.4 million acre property.

                 # The Company is required to make semiannual interest payments of $675,000 on the $15,000,000 principal amount of Debentures, which payments began in March 31, 1996.


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

                                      WESTERN WATER COMPANY

Date:    November 13, 1996            By:      /s/ Peter L. Jensen
                                               --------------------------------
                                               Peter L. Jensen
                                               President

Date:    November 13, 1996            By:      /s/ Marilyn Buseman Dreyer
                                               --------------------------------
                                               Marilyn Buseman Dreyer
                                               Chief Financial Officer