Form 10-Q
period 1996-12-31
WESTERN WATER CO
filed 1997-02-14
CIK 866671

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996



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


                   YES       X              NO
                          -------                -------

         As of February 11, 1996, 8,134,796 shares of $0.001 par value common stock of the Registrant were issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.

Item 1.    Financial statements:

           Consolidated balance sheets
           December 31, 1996 and March 31, 1996                             3

           Consolidated statements of operations
           Three months ended December 31, 1996 and 1995                    5

           Consolidated statements of operations
           Nine months ended December 31, 1996 and 1995                     6

           Consolidated statements of cash flows
           Nine months ended December 31, 1996 and 1995                     7

           Notes to consolidated financial statements                       9

Item 2.    Management's discussion and analysis of financial
           condition and results of operations                             12

Item 4.    Submission of matters to vote of security holders               20


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                22

Signatures                                                                 23

ITEM 1.  FINANCIAL STATEMENTS


                     WESTERN WATER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                     December 31,        March 31,
                                                         1996              1996
                                                     (unaudited)
                                                     -----------       -----------
CURRENT ASSETS
       Cash and cash equivalents                     $    21,549       $   540,883
       Investments in marketable securities            1,392,532         2,815,927
       Current portion of notes receivable               168,933           343,530
       Other current assets                              263,589           252,654
                                                     -----------       -----------

          Total current assets                         1,846,603         3,952,994
                                                     -----------       -----------

NOTES RECEIVABLE, less current portion                 1,697,147         2,342,426
                                                     -----------       -----------

ASSETS HELD FOR SALE
       Water rights                                   11,540,954        10,980,964
       Real estate                                     5,851,430         5,626,857
                                                     -----------       -----------

          Total assets held for sale                  17,392,384        16,607,821
                                                     -----------       -----------

OTHER WATER ASSETS                                     3,221,731         3,234,816
                                                     -----------       -----------

INVESTMENTS AND OTHER ASSETS
       Investment in limited liability company        11,204,900        11,925,109
       Deferred tax benefit                            1,100,000         1,100,000
       Debt issue costs, net                             717,059           777,926
       Silica plant                                      557,823           557,823
       Property and equipment, net                        73,182            50,994
                                                     -----------       -----------
          Total investments and other assets          13,652,964        14,411,852
                                                     -----------       -----------
                                                     $37,810,829       $40,549,909
                                                     ===========       ===========

                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  December 31,          March 31,
                                                                      1996                1996
                                                                   (unaudited)
                                                                  ------------        ------------
CURRENT LIABILITIES
       Accounts payable                                           $    122,241        $    310,905
       Accrued expenses                                                817,461             636,248
       Current maturities of long-term debt                            172,691             160,272
                                                                  ------------        ------------

           Total current liabilities                                 1,112,393           1,107,425
                                                                  ------------        ------------

DEPOSIT                                                                100,000             100,000
                                                                  ------------        ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                              3,109,500           3,275,408
                                                                  ------------        ------------

9% CONVERTIBLE SUBORDINATED DEBENTURES                              15,000,000          15,000,000
                                                                  ------------        ------------

COMMITMENT AND CONTINGENCIES                                                --                  --
                                                                  ------------        ------------

STOCKHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 1,000,000
         shares authorized; no shares issued or outstanding                 --                  --
       Common stock, $0.001 par value, 20,000,000
         shares authorized; 8,092,296 and 8,068,486
         shares issued at December 31, 1996 and
         March 31, 1996, respectively                                    8,092               8,068
       Additional paid-in capital                                   22,102,172          21,696,867
       Unrealized loss on investments                                  (40,079)            (24,442)
       Retained deficit ($14,405,252 of retained
         deficit eliminated in the quasi-reorganization
         as October 1, 1994)                                        (3,581,249)           (613,417)
                                                                  ------------        ------------
           Total stockholders' equity                               18,488,936          21,067,076
                                                                  ------------        ------------
                                                                  $ 37,810,829        $ 40,549,909
                                                                  ============        ============

                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three months ended December 31,
                                                                   1996               1995
                                                               -----------        -----------
REVENUES
    Water rights                                               $    44,953        $    47,884
    Real estate                                                    167,500          1,161,460
                                                               -----------        -----------
        Total revenues                                             212,453          1,209,344

COST OF REVENUES
    Water rights                                                    14,581             13,781
    Real estate                                                     18,913            978,272
                                                               -----------        -----------
        Total costs of revenues                                     33,494            992,053
                                                               -----------        -----------
GROSS PROFIT                                                       178,959            217,291

GENERAL AND ADMINISTRATIVE                                         639,233            482,042
                                                               -----------        -----------

OPERATING LOSS                                                    (460,274)          (264,751)

OTHER INCOME (EXPENSES)
    Interest income                                                 93,131            129,890
    Interest expense                                              (362,864)          (373,633)
    Rental income, net (Note 4)                                     23,048             19,469
    Equity in loss of limited liability company (Note 3)          (222,097)          (101,283)
    Other                                                              500                 --
                                                               -----------        -----------
                                                                  (468,282)          (325,557)
                                                               -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                    (928,556)          (590,308)

INCOME TAXES (BENEFIT)                                                  --           (236,000)
                                                               -----------        -----------

LOSS FROM CONTINUING OPERATIONS                                   (928,556)          (354,308)

DISCONTINUED OPERATIONS, AFTER TAX EFFECT                          (19,851)            (5,126)
                                                               -----------        -----------

NET LOSS                                                       $  (948,407)       $  (359,434)
                                                               ===========        ===========

PER COMMON SHARE (NOTE 2)
    Continuing operations                                      $      (.11)       $      (.05)
    Discontinued operations                                           (.01)                --
                                                               -----------        -----------
    Net Loss                                                   $      (.12)       $      (.05)
                                                               ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                8,092,312          7,910,132
                                                               ===========        ===========


                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Nine months ended December 31,
                                                                   1996               1995
                                                               -----------        -----------
REVENUES
    Water rights                                               $   168,097        $   830,027
    Real estate                                                    317,500          3,394,852
                                                               -----------        -----------
        Total revenues                                             485,597          4,224,879

COST OF REVENUES
    Water rights                                                    43,793            128,387
    Real estate                                                    116,097          1,780,327
                                                               -----------        -----------
        Total costs of revenues                                    159,890          1,908,714
                                                               -----------        -----------
GROSS PROFIT                                                       325,707          2,316,165

GENERAL AND ADMINISTRATIVE                                       1,699,502          1,509,523
                                                               -----------        -----------

OPERATING INCOME (LOSS)                                         (1,373,795)           806,642

OTHER INCOME (EXPENSES)
    Interest income                                                266,717            319,174
    Interest expense                                            (1,083,350)          (488,237)
    Rental income, net (Note 4)                                      5,198             29,513
    Equity in loss of limited liability company (Note 3)          (720,209)          (101,283)
    Loss on discount of notes receivable                                --           (196,117)
    Other                                                           (9,049)               600
                                                               -----------        -----------
                                                                (1,540,693)          (436,350)
                                                               -----------        -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (2,914,488)           370,292

INCOME TAXES                                                         2,400            148,000
                                                               -----------        -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                        (2,916,888)           222,292

DISCONTINUED OPERATIONS, AFTER TAX EFFECT                          (50,943)           (23,136)
                                                               -----------        -----------

NET INCOME (LOSS)                                              $(2,967,831)       $   199,156
                                                               ===========        ===========

PER COMMON SHARE (Note 2)
    Continuing operations                                      $      (.36)       $       .03
    Discontinued operations                                           (.01)                --
                                                               -----------        -----------
    Net Income (Loss)                                          $      (.37)       $       .03
                                                               ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                8,077,285          7,909,926
                                                               ===========        ===========


                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine months ended December 31,
                                                                 1996                1995
                                                              -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $(2,967,831)       $    199,156
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
        Depreciation and amortization                             114,584              64,761
        Equity in loss of limited liability company               720,209             101,283
        Loss on discount of notes receivable                           --             196,117
        Changes in assets and liabilities:
          Increase (decrease) in:
            Notes receivable                                      819,876             692,257
            Other current assets                                  (10,935)           (123,769)
            Water rights held for sale                           (246,381)         (1,876,371)
            Real estate held for sale                            (224,573)          1,103,678
            Other water assets                                    (30,658)           (727,033)
            Deferred tax benefit                                       --             126,000
            Deferred revenue                                           --             (88,860)
          Increase (decrease) in:
            Accounts payable and accrued expenses                  (7,450)            255,222
            Notes payable                                        (153,489)         (1,039,375)
                                                              -----------        ------------

    Net cash used in operating activities                      (1,986,648)         (1,116,934)
                                                              -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                         (32,161)            (10,060)
    Sales of marketable securities                              1,407,754             325,000
    Investment in limited liability company                            --         (12,000,000)
    Investment in marketable securities                                --          (3,121,509)
    Disposition of assets - silica plant                               --              36,000
                                                              -----------        ------------

    Net cash provided by (used in) investing activities         1,375,593         (14,770,569)
                                                              -----------        ------------


                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                    Nine months ended December 31,
                                                      1996               1995
                                                    ---------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from options                          92,447                  --
    Net proceeds from issuance of debentures               --          14,345,000
    Net debt issue costs                                   --            (163,870)
    Payments to acquire treasury stock                   (726)             (8,569)
    Other                                                  --               1,985
                                                    ---------        ------------

    Net cash provided by financing activities          91,721          14,174,546
                                                    ---------        ------------

    Net decrease in cash and cash equivalents        (519,334)         (1,712,957)

CASH AND CASH EQUIVALENTS
    Beginning                                         540,883           2,335,532
                                                    ---------        ------------

    Ending                                          $  21,549        $    622,575
                                                    =========        ============

                 See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the three and nine months ended December 31, 1996 and 1995, respectively. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies (together "the Company").

         Certain 1995 amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on previously reported net income.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1996.


NOTE 2.  INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is based on the weighted average number of common shares outstanding during the period. No material dilution of earnings per share would result for the periods if it were assumed that all outstanding stock options were exercised.

         The income (loss) per common share computations, and the weighted average common shares outstanding, for the three and nine month periods ended December 31, 1995, were adjusted to reflect the effects of the two-for-one stock split effected in the form of a stock dividend in fiscal 1996.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3.  INVESTMENT IN LIMITED LIABILITY COMPANY

         Nevada Land and Resource Company, LLC ("NLRC") is a Delaware limited liability company which is owned 35.3% by the Company and 64.7% by a joint venture comprised of Morgan Stanley Real Estate Fund II, L.P. and two other affiliates of that real estate partnership ("Morgan Stanley"). The Company accounts for its investment in NLRC under the equity method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Investments in Common Stock" ("APB 18"). Accordingly, income or losses are allocated in proportion to ownership interests. The Company consistently maintains a one quarter time lag in applying the equity method. The Company's equity in the loss of NLRC was $ 222,097 and $ 720,209 for the three and nine month periods ended December 31, 1996, respectively. Intercompany profits and losses which have not been realized have been eliminated, in accordance with APB 18.

         The following information reflects the operations of NLRC for the period of January 1, 1996 to September 30, 1996:


                                                 Three months ended      Nine months ended
                                                 September 30, 1996      September 30, 1996
         Net operating revenues                   $  1,511,673            $ 2,077,203
         General and administrative expenses        (2,185,844)            (4,252,454)
                                                  ------------            -----------
         Operating loss                           $   (674,171)           $(2,175,251)
                                                  ============            ===========

NOTE 4.  RENTAL INCOME, NET

         Rental income, net is comprised of:


                            Three months ended December 31,      Nine months ended December 31,
                            1996               1995              1996                1995
                            ----               ----              ----                ----

         Rental income      $62,197            $61,482           $171,010            $180,873
         Rental expenses     39,149             42,013            165,812             151,360
                            -------            -------           --------            --------
           Net              $23,048            $19,469           $  5,198            $ 29,513
                            =======            =======           ========            ========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5.  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY

         In September 1996, the Company issued 16,870 shares of common stock to acquire 100 acre feet of water rights located in the Central Water Basin, Los Angeles County, California, for a purchase price of $320,000. The Company guaranteed the price of its stock, within an agreed range, and subsequently was required to pay $6,392. The common stock issued has been recorded at the purchase price less the amount of the guarantee payment.



NOTE 6.  SIGNIFICANT AGREEMENTS

         In November 1996, the Company entered into an agreement with J.P. Morgan Securities Inc. Under the terms of the agreement, J.P. Morgan will serve as financial advisor and agent for the creation of a special purpose entity to place approximately $150 million to $200 million of non-recourse debt securities to fund acquisition of water rights for the Company.

         The water rights, if and when acquired, will be used to supply water to cities and water districts in Southern California pursuant to long term contracts. The Company expects water rights to appreciate in value as Southern California strives to meet its increasing need for municipal water.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1997 and any Current Reports on Form 8-K by the Company.


OVERVIEW

The Company was formed in 1984 as Yuba Silica, Inc. Until August 9, 1990, the Company was a wholly owned subsidiary of Yuba Natural Resources, Inc. ("YNR"), a publicly-held company. From the time the Company was formed in 1984 until May 1989, the Company's sole business was the sorting and grinding of silica at the Company's silica plant (the "Silica Plant"). In August 1990, the Company, then known as YG Development Company, was spun-off from its former parent (the "Spin-off"). Subsequently, the Company changed its name from YG Development Company, Inc. to Western Water Company and changed its primary business to (i) acquiring, owning, developing, packaging and marketing water and water rights, and (ii) selling real estate properties acquired in connection with its water rights acquisition program and otherwise. In addition, the Company currently provides services to unaffiliated third parties in identifying, developing and marketing water assets owned by such third parties as well as effecting water transfers from Northern California to Southern California. In October 1994, the Board of Directors determined that it was in the best interests of the Company to liquidate the Silica Plant assets.

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


RESULTS OF OPERATIONS

Significant consolidated results are summarized.

                                  CONSOLIDATED

                                  Three months ended December 31,       Nine months ended December 31,
                                  1996               1995               1996               1995
                                  ----               ----               ----               ----
Revenues                          $   212,000        $ 1,209,000        $   486,000        $ 4,225,000
                                  ===========        ===========        ===========        ===========
Income (Loss) from
   Continuing Operations
    before income tax             $(1,929,000)       $  (590,000)       $(2,914,000)       $   370,000
Income taxes (Benefit)                     --           (236,000)             3,000            148,000
                                  -----------        -----------        -----------        -----------
                                                                                                 3,000
Net Income (Loss):
  Continuing Operations              (929,000)          (354,000)        (2,917,000)           222,000
  Discontinued Operations             (20,000)            (5,000)           (51,000)           (23,000)
                                  -----------        -----------        -----------        -----------

  Net Income (Loss)               $  (948,000)       $  (359,000)       $(2,968,000)       $   199,000
                                  ===========        ===========        ===========        ===========

Net Income (Loss) Per Share       $      (.12)       $      (.05)       $      (.37)       $       .03
                                  ===========        ===========        ===========        ===========

The Company reports its continuing operations in two segments, water rights and real estate. As a result, the basis of each property that is acquired by the Company is allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition, and development costs are allocated to properties whenever possible. Otherwise they are allocated based on the relative fair value of the properties. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on periodic evaluations prepared by independent water engineers to determine the relative fair values and market value of the water rights. Accordingly, as properties or water rights are sold, the allocated portion of the cost basis is included in costs of revenues.

In March, 1996, the Company effected a two-for-one stock split in the form of a 100% stock dividend (the "Stock Dividend"). Accordingly, the weighted average common shares outstanding and per-share information for the prior periods has been restated to reflect the effects of the Stock Dividend.

                                  WATER RIGHTS


                          Three months ended December 31,       Nine months ended December 31,
                          1996              1995                1996               1995
                          ----              ----                -----              ----

Revenues                  $45,000           $47,000             $168,000           $830,000
Cost of Revenues           15,000            14,000               44,000            128,000
                          -------           -------             --------           --------
Operating Income,
   before Corporate
   Expenses               $30,000           $33,000             $124,000           $702,000
                          =======           =======             ========           ========


Water rights revenues in the three and nine month periods ended December 31, 1996, consisted primarily of payments under the Cucamonga Water Fee Agreement under which the Company receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). The costs of revenues in each period consist of amortization of the Cucamonga Water Fee Agreement.

During the nine-month period ended December 31, 1995, the Company received fees of $700,000 for acting as agent for the sale of water rights under its agreement with The Atchison, Topeka and Santa Fe Railway Company. Costs related to the transaction were $90,000. In addition, the Company received payments in the three and nine-month periods ended December 31, 1995 from the Cucamonga Water Fee Agreement, of $40,000 and $110,000, respectively.

                                   REAL ESTATE


                                   Three months ended December 31,     Nine months ended December 31,
                                   1996           1995                 1996           1995
                                   ----           ----                 ----           ----
Net Sales                          $167,000       $1,161,000           $318,000       $3,395,000
Cost of Revenues                     19,000          978,000            116,000        1,780,000
                                   --------       ----------           --------       ----------
Operating Income,
   before Corporate Expenses       $148,000       $  183,000           $202,000       $1,615,000
                                   ========       ==========           ========       ==========


The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. Real estate revenues in the current nine-month period were from the sale of 70 acres of its Cherry Creek property. Costs of real estate revenues include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs. In the nine months ended December 31, 1995, the Company also recognized real estate revenues of $1,938,000 from the sale of 70 acres and the transfer of 257 acres in the Cherry Creek basin in exchange for certain water rights, and $1,457,000 from the sale of two portions of the Company's California rice farm and ranch comprising 812 acres.



                            GENERAL & ADMINISTRATIVE


                               Three months ended December 31,        Nine months ended December 31,
                               1996              1995                 1996                1995
                               ----              ----                 ----                ----

General & Administrative       $639,000          $482,000             $1,700,000          $1,509,000
                               ========          ========             ==========          ==========


General and administrative expenses for the three and nine months ended December 31, 1996 increased from the prior year. Salaries and related expenses increased due to the addition of two employees, whereas legal expenses decreased due to the resolution of a lawsuit in fiscal 1996. Consulting and travel expenses also increased primarily due to the Company's expanded efforts in developing its water transfer program. During the current periods, the Company also had amortization costs related to the sale of the $15,000,000 Subordinated Debentures (the "Debentures"), which amortization amounted to $ 60,000 for the nine-month period.

                          OTHER NON-SEGMENT INFORMATION


                                          Three months ended December 31,   Nine months ended December 31,
                                          1996             1995             1996               1995
                                          ----             ----             ----               ----

Interest Income                           $  93,000        $ 130,000        $   267,000        $ 319,000
Interest Expense                           (363,000)        (374,000)        (1,083,000)        (488,000)
Rental Income,  net                          23,000           19,000              6,000           30,000
Equity in loss of Limited Liability
   Company                                 (222,000)        (101,000)          (720,000)        (101,000)

Loss from disposition of assets                  --               --                 --         (196,000)


Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes the Company received in connection with the properties that it has sold. The secured notes bear interest at rates between 7% and 10% per annum.

During fiscal 1996, the Company sold or discounted secured promissory notes with a principal amount of $1,267,000 from its promissory notes portfolio, which resulted in lower interest income in the current periods as compared to the prior year. At December 31, 1996, the outstanding balance on notes receivable was $1,866,000, compared to $3,953,000 on December 31, 1995. These notes will continue to generate interest income in future periods.

Interest expense increased significantly in the current fiscal year due to interest expenses related to the $15,000,000 Debentures that were issued in September 1995. Interest of $164,000 and $169,120 on debt incurred in connection with the properties being developed for resale was capitalized during the nine months ended December 31, 1996 and 1995, respectively.

Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

The Company is accounting for its investment in NLRC under the equity method of accounting and, accordingly, income or losses are allocated according to the ownership interests. For the three and nine months ended December 31, 1996, the Company has recorded losses of $222,000 and $720,000, respectively. (See Liquidity and Capital Resources below).

                             DISCONTINUED OPERATIONS


                                        Three months ended December 31,          Nine months ended December 31,
                                        1996               1995                  1996               1995
                                        ----               ----                  ----               ----

Loss from Discontinued Operations       $20,000            $5,000                $51,000            $23,000
                                        =======            ======                =======            =======

The Company is accounting for its inactive Silica Plant as discontinued operations. The Company has engaged an equipment liquidator to sell the Silica Plant. As of March 31, 1996, the Company had disposed of approximately 45% of the remaining portion of the Silica Plant's equipment on which it recognized a loss of $122,000. There have been no equipment sales in the current fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's current liquidity was reduced by $519,000 during the nine-month period ended December 31, 1996 due to lower revenues and increased expenses. As a result, the Company's current ratio at December 31, 1996 was 1.7 to 1 compared to 3.6 to 1 on March 31, 1996.

The Company expects to meet its working capital needs in the short term from its existing capital resources, from proceeds it expects to derive from sales of its assets and from its other on-going revenue sources.

The Company is currently negotiating with several municipal agencies in Southern California to provide long-term water supply contracts. As part of this effort, the Company has received a proposal from a major investment banking firm to provide financing for these transactions. The proposed financing would enable the Company to acquire major water interests for resale to municipal agencies, which water interests the Company could not otherwise acquire with its existing financial resources.

OPERATING ACTIVITIES

During the current nine-month period, the Company had negative cash flow from operations of $1,987,000. In addition to operating expenses, the Company used cash reserves of $471,000 for a net increase in assets held for sale and $153,000 for payments on notes payable. The cash outflow was partially offset by cash received of $820,000 from payoffs on promissory notes receivable. Other operating activities used cash of approximately $49,000.

The Company intends to continue sales of portions of its real property located in the Cherry Creek basin and its rice farm and ranch. The Company expects, however, that its operating revenues will continue to be highly volatile. Continued revenues from disposition of real estate will be dependent on the Company's ability to dispose of real estate parcels on acceptable terms, as to which there can be no assurance. Revenues from the sale of water or water rights will likewise be dependent on individually negotiated transactions. Revenues from leasing the Company's three rice farms, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Accordingly, until the Company can increase its ongoing revenues from water sales of its own water rights, or acting as an agent for others, the Company's liquidity will be largely dependent upon its ability to sell real estate.


INVESTING AND FINANCING ACTIVITIES

The Company is committed to certain material expenditures over the next several years, including the following:

         - Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal year ending March 31, 1997, and fiscal years ending March 31, 1998, 1999, 2000 and 2001 are approximately $14,000, $447,000, $446,000, $1,115,000, and $302,000
              respectively. In addition, balloon payments of approximately $1,664,000 and $135,000 are due in the fiscal years ending March 31, 2002 and 2003, respectively.

         - The operating agreement of NLRC provides for additional cash contributions if the executive committee, comprised of an equal number of representatives from Morgan Stanley and the Company, agree that a shortfall exists in the funds available to cover necessary expenses. In lieu of cash contributions, the executive committee may elect to obtain such funds through borrowing. The Company, however, believes that NLRC has sufficient working capital reserves to meet its requirements for at least one year and that the Company will not be required to provide any additional funds during the next twelve months. The Company had previously announced that NLRC had entered into a non-binding letter of intent to sell substantially all of NLRC's real estate properties, which sale would have substantially increased the Company's liquidity.

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

         - The Company is required to make semiannual interest payments of $675,000 on the $15,000,000 principal amount of Debentures, which payments began March 31, 1996.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The Company held its annual meeting of stockholders on December 4, 1996.

The matters voted upon at the annual meeting were as follows: (i) the election of one member of the Company's Board of Directors for the ensuing period; (ii) the amendment of Article IV of the Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 10,000,000 to 20,000,000 shares; (iii) the amendment of Article IV of the Certificate of Incorporation to delete the reference to, and description of the previously outstanding Series A Cumulative Convertible Redeemable Preferred Stock; (iv) the approval of an amendment to the Company's 1993 Stock Option Plan to increase from 400,000 to 800,000 the number of shares available for option grant; and (v) the ratification of the appointment of Harlan & Boettger as the independent accountants of the Company for the fiscal year ending March 31, 1997.

The voting on each proposal was set forth in the table below.

1.       Election of directors:

                                               Common stock
                                        FOR             WITHHOLD AUTHORITY
              William D. Watt        6,803,693                 -0-

         No other person received any votes.


2. Amend the Certificate of Incorporation to increase the authorized number of shares:

         FOR                       AGAINST                  ABSTENTIONS (a)

         6,636,169 Common stock    76,104 Common stock      27,083 Common stock


3. Amend the Certificate of Incorporation to delete any references to the Series A Preferred Stock:

         FOR                       AGAINST                  ABSTENTIONS (a)

         4,086,287 Common stock    50,016 Common stock      36,580 Common stock

4.       Amend the Company's 1993 Stock Option Plan:

         FOR                       AGAINST                  ABSTENTIONS (a)

         6,551,516 Common stock    143,023 Common stock     44,884 Common stock


5. Ratify the appointment of Harlan & Boettger as the independent accountants of the Company for the fiscal year ending March 31, 1997:

         FOR                       AGAINST                  ABSTENTIONS (a)

         6,751,505 Common stock    15,508 Common stock      28,016 Common stock


(a) Does not include "broker non-votes", which are abstentions by nominee holders on behalf of beneficial owners who have given no instructions to the nominee holder. When such nominee has no authority to vote absent such instructions, the nominee is required to abstain from voting, even though present or represented at the meeting. Such "broker non-votes" are not considered present and entitled to vote with respect to the referenced proposals and therefore have no effect on the outcome of the vote.

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibits are filed as part of this report:

                     27-Financial Data Schedule

              (b) None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTERN WATER COMPANY

Date:  February 11, 1997                    By:  /s/ Peter L, Jensen
                                                 -------------------
                                                 Peter L. Jensen
                                                 President

Date:  February 11, 1997                    By:  /s/ Edward A. Beeman
                                                 --------------------
                                                 Edward A. Beeman
                                                 Chief Financial Officer