Form 10-K
period 1997-03-31
WESTERN WATER CO
filed 1997-06-30
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   ---------
                                   FORM 10-K
                                   ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997.


                         COMMISSION FILE NUMBER 0-18756



                              WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      33-0085833
(State of incorporation)                   (I.R.S. Employer Identification No.)


      4660 LA JOLLA VILLAGE DRIVE, SUITE 825, SAN DIEGO, CALIFORNIA 92122
                     (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (619) 535-9282


Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
                                  TITLE OF EACH CLASS     ON WHICH REGISTERED
                                  -------------------     -------------------
                                         None                     None

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

            YES     X               NO
                 ------          --------
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 25, 1997 was approximately $108,927,000 (based on last reported sale price of $14.00 per share of Common Stock on that date). All directors are considered affiliates. There were 8,232,519 shares of registrant's common stock outstanding as of June 25, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


                       DOCUMENTS INCORPORATED BY REFERENCE

                                  Inapplicable


                                TABLE OF CONTENTS

Item                                                                                              Page
----                                                                                              ----
                                           Part I

1.          Business...............................................................................  3

2.          Properties............................................................................. 12

3.          Legal Proceedings...................................................................... 13

4.          Submission of Matters to a Vote of Security Holders.................................... 13


                                           Part II

5.          Market for Registrant's Common Equity and Related Stockholder Matters.................. 13

6.          Selected Financial Data................................................................ 15

7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................16

8.          Consolidated Financial Statements and Supplementary Data............................... 22

9.          Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure............................................... 22


                                           Part III

10.         Directors and Executive Officers of the Registrant..................................... 23

11.         Executive Compensation................................................................. 24

12.         Security Ownership of Certain Beneficial Owners and Management..........................29

13.         Certain Relationships and Related Transactions......................................... 30


                                           Part IV

14.         Exhibits, Consolidated Financial Statement Schedules,
              and Reports on Form 8-K.............................................................. 30


FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements. The forward- looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and 1998 and any Current Reports on Form 8-K filed by the Company.


                                     PART I

         ITEM 1. BUSINESS

         INTRODUCTION

         Western Water Company (the "Company") is engaged in (i) a broad range of activities related to the identification, acquisition, ownership, development, transfer and sale of water and water rights primarily in the Western United States and (ii) in the sale of real estate properties acquired in connection with the Company's water supply business activities. The Company, directly and indirectly, owns a diverse portfolio of water rights and real estate interests in California and Colorado. The Company's principal business plan is to develop, package and sell its water and water rights to municipalities and other water users and to provide a variety of water-related services to unaffiliated owners of water rights. Such services include identifying, developing, marketing, transporting, distributing and selling water or water rights that are owned by unaffiliated owners. In addition, the Company's plan is to resell the real estate interests that it owns and occasionally acquires in connection with its acquisition of water assets.

         The Company has recently focused its efforts on becoming an independent water provider to municipalities and other agencies located primarily in Southern California. The Company's goal is to acquire water assets and to sell or lease such water assets to municipalities or other water agencies or districts. In order to fund a portion of the anticipated cost of acquiring groundwater rights and other water-related assets, the Company recently completed a $9 million private placement of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, in November 1996 the Company entered into a letter agreement with J. P. Morgan Securities, Inc. pursuant to which J. P. Morgan was appointed as the Company's financial advisor and agent in arranging the placement of debt securities for the special purpose entities to be formed for the purpose of acquiring Southern California water assets. In order to effect a water transfer arrangement, the Company will have to purchase water assets, finance such purchase, and then sell the water rights. In June 1997, the Company entered into (i) a water purchase agreement with Elsinore Valley Municipal Water District ("EVMWD") to buy at least 4,000 acre-feet of water from EVMWD during each of the next ten years and (ii) a water sale agreement with Santa Margarita Water District pursuant to which Santa Margarita agreed, subject to certain conditions still to be satisfied, to purchase 10,000 acre-feet of water from a subsidiary of the Company. In addition, the Company is currently evaluating certain other water transfer opportunities in Southern California and, as of the date of this Annual Report, is engaged in discussions with both Southern California water owners regarding the purchase of water rights from such owners and with certain water districts regarding the sale and transfer of water to water districts. To date, however, no water transfers have been completed by the Company pursuant to any of these agreements. See, "Item 1. Business--Water Transfer Program."

         The principal California water interests owned by the Company consist of (i) certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the "Yuba Property") located along the Yuba River in California, (ii) the water rights associated with 2,236 acres of California rice farms and ranches, (iii) interests owned in various California mutual water companies, and (iv) certain groundwater pumping rights in Los Angeles County and San Bernardino County, California. The Company's real estate holdings consist of approximately 1,602 acres located in Northern California.

         The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of undeveloped land and certain other water rights in the Cherry Creek basin. The Cherry Creek basin is the drainage area of Cherry Creek south of Denver, Colorado. The Cherry Creek assets were acquired primarily for the purpose of developing, processing, packaging and selling water and water rights in the Cherry Creek basin. The Company's real estate holdings in Colorado currently consist of approximately 1,887 acres of primarily undeveloped land located in the Cherry Creek basin. See "Item 1. Business -- Cherry Creek Water Rights Project."

         On April 23, 1997 the Company sold its 35.3% interest in Nevada Land & Resources Company, LLC (the "Nevada LLC") to Global Equity Corporation, an Ontario, Canada corporation ("Global"). The Nevada LLC was formed by the Company and a joint venture comprised of The Morgan Stanley Real Estate Fund II, L.P. and two affiliates of that real estate partnership (collectively, "Western Land JV") to own approximately 1.38 million acres of land and related water interests in Nevada (the "Nevada Property"). The Company acquired its interest in the Nevada LLC in October 1995 for $12,000,000. The purchase price received by the Company for its interest in the Nevada LLC was $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note from Global due on December 31, 1997. In addition to the sale of the Company's interest in the Nevada LLC to Global, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Aqua, L.P. is a Delaware limited partnership formed by the Company and Western Land JV. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to Nevada LLC in the development of water and mineral, gas and oil resources on the Nevada Property, Western Agua, L.P. will receive 50% of the net proceeds, if any, derived from the Nevada Property after Global both recoups its investment in the Nevada LLC and earns a 20% cumulative compounded return annually on its investment in the Nevada LLC. In addition, the Western Land JV has agreed to provide the Company with a three-year right of first offer to review all Western Land JV's water investment opportunities in the Western United States.

         The Company is currently engaged by The Atchison, Topeka and Santa Fe Railway Company and by Burlington Northern Railroad Company (collectively, "Burlington Santa Fe") to act as Burlington Santa Fe's exclusive agent in California, Arizona, New Mexico, Colorado, Washington and Montana in connection with identifying, developing and marketing water assets owned by Burlington Santa Fe, and to identify and assist in marketing Burlington Santa Fe's Texas water rights, and to advise Burlington Santa Fe in connection with such matters. See "Item 1. Business -- Agency Activities."

         The Company's principal executive office is located at 4660 La Jolla Village Drive, Suite 825, San Diego, California 92122. Its telephone number is
(619) 535-9282. Unless the context requires otherwise, references to the "Company" in this report include YG Procyon Corporation, its wholly-owned subsidiary, and YG Rice Farms, L.P., a California limited partnership directly and indirectly wholly owned and controlled by the Company. On September 18, 1992, the Company changed its name from "YG Development Company" to "Western Water Company," and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

DESCRIPTION OF BUSINESS

         Cherry Creek Water Rights Project. In July 1992, the Company initiated a project (the "Cherry Creek Project") to assemble, develop, and eventually sell water or packaged water rights to municipalities and other water users located in the Cherry Creek basin in the State of Colorado. Cherry Creek is a tributary of the South Platte

River that flows into the City of Denver, Colorado, and the Cherry Creek basin is the drainage area of Cherry Creek, encompassing approximately 60 square miles. Much of the Cherry Creek basin is part of the greater metropolitan area of Denver, an area that historically has had water shortages. Although the water supplies currently available in the Cherry Creek basin are sufficient to meet the current demand for water in the Cherry Creek basin, increased need for water as a result of projected future residential, commercial, and industrial development and growth in the Cherry Creek basin is expected to exceed the currently available supply of water in the region. The goal of the Cherry Creek Project is therefore to develop reliable additional water resources in the Cherry Creek basin that can be packaged and sold to municipalities and other water users to meet expected future demand for water.

         The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water (known as "junior" or "senior" rights), which rights grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water, municipalities and water districts have not relied solely on junior tributary wells to satisfy their water requirements. However, under Colorado law, by combining various water rights under a court approved plan of augmentation, junior water rights can effectively be turned into senior rights. Because court approved plans of augmentation allow water to be diverted from junior water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that augmented packages of water rights can be sold for significantly higher prices than water rights sold separately and that the amount of water that can be sold is greater under a plan of augmentation.

         The Company's plan is to develop and package augmented sources of water that can be sold to municipalities and other major water users. The Company has selectively acquired various water rights that, when packaged together, can, it believes, be sold for municipal and other uses. Since the price of such augmented water rights packages will depend on the demand for reliable water resources, on the availability of such water, on the anticipated population growth in the Cherry Creek basin, and on other factors, the Company cannot currently estimate accurately the price at which such augmented water packages can be sold in the future.

         In furtherance of the Cherry Creek Project, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. The Company has the right to operate 13 wells drawing tributary water in the Cherry Creek basin, of which 11 are currently existing wells. Twelve of the 13 well rights are located on property that is not owned by the Company. With respect to these 12 wells, the Company owns the right to drill and operate wells and to enter the real property on which such wells may be located or drilled in order to operate or establish wells. The total purchase price of these Cherry Creek assets was approximately $9,846,000 of which approximately $4,359,000 was paid in cash and the balance of which was financed by the sellers. To date, the Company has resold a total of 2,415 acres of the Cherry Creek Project properties and is in the process of attempting to subdivide and sell certain other portions of its Cherry Creek real estate. The Company has, however, retained substantially all of the water rights associated with the land it has resold (including the right to drill and service two wells on such resold land), and the Company's plan is to retain most water rights associated with any Cherry Creek real properties it may sell in the future. The real estate parcels that have been sold and that are proposed to be sold are not needed to further the principal purposes of the Cherry Creek Project. The total consideration received for the 2,415 acres sold to date by the Company (including certain incidental water rights sold with such real estate) is $10,156,000 plus the rights to 1,290 acre-feet of water.

         In addition to the foregoing sales of Cherry Creek land, the Company in April 1995 transferred approximately 257 acres of the Company's Cherry Creek Project real estate to the State of Colorado in exchange for the rights to withdraw and use 1,290 acre-feet of non-tributary water per year associated with the adjacent park land owned by the state. The Company believes that the water rights acquired pursuant to the foregoing exchange increases the amount of water currently owned by the Company in Cherry Creek by approximately 20%.

         The Company has a Colorado Water Court plan of augmentation in effect for one of its Cherry Creek Project assets, which plan authorizes the Company to divert and deliver approximately 2,000 acre-feet of water per year for municipal uses. In April 1995 the Company drilled a permitted production well to municipal specifications on this site in accordance with the augmentation plan. The Company has not yet sold any water from the site.

         The Company currently has the right to resell the water and the various water rights it owns. However, in order to sell packages of long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company must combine its various water resources in a plan of augmentation that is approved by the Colorado District Court, Water Division (the "Colorado Water Court"). Accordingly, in order to obtain such court approved rights, the Company in August 1993 filed three applications with the Colorado Water Court for adjudication of the Company's rights to (i) change of use of junior tributary water rights, (ii) a plan of augmentation to support domestic and other uses of the Company's water, and (iii) non-tributary water and not non- tributary water. The application regarding the Company's non-tributary water rights has been granted. However, on May 1, 1995, based on objections to the applications filed with the court, the Colorado Water Court dismissed the Company's applications for change of use of junior tributary water rights and for the plan of augmentation on the basis that the applications constituted blanket plans and hence were invalid because of their general and comprehensive nature. The court indicated that the required specificity could not be known until the Company entered into enforceable agreements for the purchase and use of the Company's water rights with end-users. The Colorado Water Court also stated that the Company's applications would be considered when enforceable agreements with end-users have been entered into and the specific nature of the water rights to be sold to such end-users is known.

         The Company has reached an agreement with all of the original objectors to its plan of augmentation and, based on the stipulated agreements, has filed a revised plan of augmentation with the Colorado Water Court. The Company has also filed a motion to have the dismissal of two of the Company's applications reversed, which motion is still pending. In addition, as required by the Water Court in its May 1, 1995 dismissal, the Company in its revised plan has established specific uses for a portion of its water. Two new objections were filed to the revised plan of augmentation by objectors who had not been parties to the original plan. As of the date of this report, only one private water rights owner still objects to the plan. The Company believes that its two applications may be approved by the entry of a stipulated decree once the final outstanding objection is resolved. However, no assurance can be given that the Company will be able to obtain the consent of the last objector, or that the Company will otherwise obtain the approval of the Water Court for its application. To date, the Company has relinquished the rights to approximately 450 acre-feet of water and the rights to a well site in connection with settling the concerns of objectors.

         The Company believes that, based on the estimated current market price for water in the Cherry Creek basin, it could resell its Cherry Creek water assets for a price greater than the price it paid for the assets plus capitalized costs incurred since acquisition. The Company, however, believes that the total amount of consideration it could receive for its Cherry Creek water assets would increase if the currently pending plan of augmentation is approved. The sale of packaged water rights under a plan of augmentation would, however, require the purchaser to develop and build the infrastructure necessary to utilize the water available under the packaged water rights that the Company has assembled. In order to more effectively offer and sell such packaged water rights, the Company has held discussions with several developers of water delivery systems regarding the joint development and sale of turnkey facilities for delivering the Company's water to potential purchasers of the water. The Company and certain infrastructure developers are currently jointly marketing the Company's Cherry Creek water on turnkey basis to potential purchasers in the Cherry Creek market. However, the Company has not entered into any binding agreements with any infrastructure developer for the development of any such system, and no assurance can be given that the Company will be able to enter into an acceptable development and construction agreement should it receive an offer to purchase some or all of its Cherry Creek water on a turnkey basis.

         Yuba Property Water Rights. The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with the approximately 9,055 acres of real property that constitutes the Yuba Property. "Riparian" rights are inherent in the ownership of land adjacent to a flowing stream, and entitle such owner to divert an indeterminate amount of water for reasonable beneficial use on such land, but not elsewhere. "Appropriative" rights entitle the holder of such rights, which may be transferred separately from any land, to divert a specified amount of water for reasonable beneficial use on or off such land.

         In May, 1991, the Company entered into the Yuba County Water Exploration, Development and Marketing Agreement (the "Water Agreement") with Western Aggregates, a wholly owned subsidiary of Centex, Inc., and the Yuba County Water Agency (the "Water Agency"). The purpose of the Water Agreement was to integrate water from both the Yuba Property and adjacent acreage owned by Western Aggregates into the Water Agency's conjunctive use plans of developing and marketing water to third parties outside of the Water Agency's boundaries. Under the Water Agreement, the Water Agency agreed to develop and market the water on behalf of all three parties with the objective of maximizing the economic return to each of the parties.

         Due primarily to the review by the California State Water Resources Board of water rights on the Yuba River and the Water Agency's involvement in the attempted settlement of issues raised in the review, the Water Agency did not complete certain of its water development obligations under the Water Agreement, and certain portions of the Water Agreement expired in May 1996 without any water having been marketed or sold by the Water Agency. Although the Company and the Water Agency are currently engaged in discussions regarding a possible new joint water development and marketing arrangement, Western Aggregates has informed the Company and the Water Agency that at this time it will not participate in any such future arrangement and that it may seek to market its water rights on its own.

         The Company is also currently considering developing, marketing and selling its Yuba Property water rights on its own. The Yuba Property water rights could also become part of the Company's water transfer program. See "Item
1. Business -- Water Transfer Program," below. The Company's Yuba Property water resources, when distributed, could be distributed with the other water resources of the Sacramento Delta, which water resources serve the San Francisco Bay area and, through the statewide water distribution facilities, most of California, including parts of Southern California. Accordingly, because of the configuration of California's water distribution system, the Company believes that sales could be made by the Company to municipal agencies and water companies serving over half of the state's population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water interests, and the Company cannot currently estimate when any water disposition plan will be implemented. Accordingly, although the Company believes that its Yuba Property water rights are a valuable asset, it is not known when the Company will be able to realize any revenues or other financial benefits from these water rights.

         Water Transfer Program. The Company believes that recent changes in California law have reduced the legal and institutional barriers to water transfers and that public or private entities may now transport water through the distribution systems of the state and local agencies if capacity exits. The Company believes that water transfers can be a cost-effective means of providing water and, accordingly, has implemented a plan to become an independent water provider to municipalities and other agencies located primarily in Southern California.

         The Company believes that water transfer transactions will require the Company to (i) purchase water that can be delivered in Southern California, (ii) finance the purchase of such water, if the purchase price of such acquired water is beyond the financial means of the Company, and (iii) enter into agreements with Southern California water districts or other water users for the sale of the Company's water rights to such districts or other water users. The Company anticipates that each water transfer transaction that it enters into, if any, will be unique and that the terms under which such transactions are financed and completed will vary. All such transfer transactions will also involve significant government regulation.

         In order to be able to fund any water transfer acquisition, the Company in November 1996 entered into a letter agreement pursuant to which the Company appointed J.P. Morgan Securities Inc. ("J.P. Morgan") as financial advisor and agent in arranging the placement of approximately $150 million to $200 million of debt securities for one or more special purpose entities to be formed by the Company for the purpose for effecting water purchase and resale transactions. The Company and J.P. Morgan are currently organizing the first such special purpose entity. However, no financing has yet been obtained by J.P. Morgan pursuant to the letter agreement.

         In connection with its water transfer program, the Company is considering purchasing water in Northern California and delivering the water to Southern California for resale. On June 20, 1996, the Company entered into such a water transfer agreement with the Placer County Water Agency (the "Placer Transfer Agreement"). Pursuant to the Placer Transfer Agreement, the Company is entitled to purchase from the Placer County Water Agency up to 40,000 acre-feet of water for a price of $50 per acre-foot during 1996 and 1997. The Company has also been involved in discussions with various water districts and has obtained the approvals necessary to facilitate the water transfer, including transportation and storage of the water. The purchase and sale of the water is contingent upon, among other things, the Company obtaining all necessary approvals of the State Water Resources Control Board, the Department of Fish and Game, the Department of Water Resources, and the United States Bureau of Reclamation for such transfer on terms that are acceptable to the agency and to the Company. The Company has not yet entered into any agreement to sell the water, nor has the Company obtained the required consents under the Placer Transfer Agreement. Because the Company has not received the required approvals, the Placer Transfer Agreement is now terminable by either party upon delivery of notification to the other party. No assurance can be given that the Company will be able to obtain the consents required to be obtained under the Placer Transfer Agreement or, if such consents are obtained, that it will be able to find a buyer for the water.

         In June 1997 the Company entered into a water purchase agreement with Elsinore Valley Municipal Water District ("EVMWD") pursuant to which the Company agreed to purchase from EVMWD not less than 4,000 acre-feet of water per year during the term of the agreement. The term of the agreement will commence on July 1, 1997 and continue through June 30, 2006. The price to be paid by the Company for the water it purchases from EVMWD will be $145 per acre-foot during the first year, with the price increasing annually by 3.5% commencing on the first anniversary. EVMWD has agreed to deliver the water to the Prado Flood Control Basin. In addition, the water purchase agreement provides that if EVMWD has any additional water available for sale, the Company will have the first right of refusal to purchase up to 2,000 acre-feet of such water during each year of the term of the agreement at a price and on the terms contained in the agreement. If EVMWD breaches the agreement or for any reason is unable to comply with its obligations to provide the Company with the quantities of water required to be delivered by the agreement, the Company's sole remedy against EVMWD is to terminate the agreement, and such termination shall not give rise to any damages claim.

         In June 1997, the board of directors of Santa Margarita Water District, a water district located in Southern California ("Santa Margarita"), approved an agreement with the Company pursuant to which Santa Margarita will purchase from the Company 10,000 acre-feet of water annually for each of the next ten years. The price to be paid for the water will initially be $250 per acre-foot of water, which price will increase each year by the amount of any dollar increase in the treated, non-interruptible water rate of the Metropolitan Water District of Southern California. The Company is required to deliver the water to the Prado Flood Control Basin. The agreement is conditioned upon Santa Margarita obtaining the rights to exchange or store water in the Orange County Groundwater Basin for its own account within 90 days of the date of the agreement. The Company and Santa Margarita are jointly attempting to obtain the foregoing storage rights for Santa Margarita. The agreement will become effective on the date the Company obtains the financing to purchase the water to be sold to Santa Margarita under the agreement. The Company plans to obtain the requisite financing under its agreement with J.P. Morgan. However, the financing has not been obtained, and no assurance can be given that the requisite financing will be available on acceptable terms, if at all. The Company may use the water it purchases from EVMWD to fulfill a portion of its water delivery obligations under this agreement. In addition, the Company is pursuing various other agreements for the purchase of the water that it would use to meet its obligations to Santa Margarita under the agreement. No assurance can be given that the Company will be able to enter into any such purchase agreement. The consummation of the Santa Margarita transaction is, therefore, subject to numerous uncertainties. No assurance can be given that the Santa Margarita transaction will be able to be consummated or if consummated that the transaction will materially benefit the financial condition or operations of the Company.

         The Company has also taken certain other steps to facilitate future water transfers. In May 1996, the Company obtained approval from the Board of the San Bernardino Valley Municipal Water District, a State Water Contractor, to transport water through state water facilities. In June 1996, the Board of the Monte Vista Water District approved a program to store transferred water in the Chino Groundwater Basin for the Company. The Monte Vista Water District's water storage approval, when finalized, will allow the Company flexibility in the timing and sale of transferred water in a centrally located region in Southern California.

         Agency Agreements. In December 1993, the Company entered into an agreement with The Atchison, Topeka and Santa Fe Railway Company pursuant to which the Company was engaged to act as the railway company's exclusive agent for the state of California and as nonexclusive agent for the State of Colorado in connection with identifying, developing and marketing water assets owned by The Atchison, Topeka and Santa Fe Railway Company and advising the railway company in connection with such matters. The agreement had an initial term of two years, which term was automatically extended by three additional years upon the Company's sale in September 1995 of certain of that railway company's water rights and property to the City of Needles, California, for a total purchase price of $2,600,000.

         In March 1996, The Atchison, Topeka and Santa Fe Railway Company and Burlington Northern Railroad Company (collectively, "Burlington Santa Fe") and the Company entered into an amendment to the above-referenced December 3, 1993 agreement. Pursuant to the amendment, Burlington Santa Fe engaged the Company to also act as Burlington Santa Fe's exclusive agent to identify, develop and market Burlington Santa Fe's existing or developable water rights and water-related rights in the states of Arizona, New Mexico, Colorado, Washington and Montana, and to identify and assist in marketing such water rights in the State of Texas, and to advise Burlington Santa Fe in connection with such matters. The Company is currently evaluating certain possible sales of Burlington Santa Fe's water rights pursuant to the foregoing agreement.

         In April 1994, the Company, The Atchison, Topeka and Santa Fe Railway Company and the Mojave Water Agency entered into an agreement to jointly evaluate the means for providing water to the Mojave Water Agency. Pursuant to its agreement with the railway company, the Company is acting as the railway company's agent in connection with the foregoing Mojave Water Agency agreement. Although the Mojave Water Agency, a public water agency located in the "high-desert" region of San Bernardino County, California, had previously indicated to the Company that it is interested in acquiring up to 400,000 acre-feet of water per year from the Atchison Topeka and Santa Fe Railway Company, no sale has yet been consummated, and no assurance can be given that such a sale will occur.

         Other Water Assets. In March 1992, the Company acquired Nigel Corporation ("Nigel"), a corporation wholly owned by Mr. Huston, the Senior Vice President of the Company, by the merger of Nigel into YG Procyon Corporation, a wholly-owned subsidiary of the Company. Nigel's principal asset is the on-going right to receive 3.7398% of gross payments made by the Cucamonga County Water District (San Bernardino County, California) in connection with certain water sold or made available to the water district by a third party (the "Cucamonga Water Fee Agreement"). The water made available to the Cucamonga County Water District is obtained by the third party from Fontana Union Water Company, a mutual water company, under a 100-year lease entered into in 1989. The Company received approximately $230,000 during the fiscal year ended March 31, 1997 under the Cucamonga Water Fee Agreement. The amount of proceeds the Company will receive in the future will vary depending on the amount of non-interruptible water available to the Cucamonga County Water District and on the posted price of the Metropolitan Water District of Southern California for water available to the Chino Basin Municipal Water District. The current posted price is $349 per acre foot of water.

         The Company also owns shares of certain Southern California mutual water companies. A mutual water company is an entity that owns water and water rights, which water is made available to the shareholders of the mutual water company. Accordingly, the Company is entitled to receive its proportionate share of water made available by the mutual water companies in which it owns shares. These mutual water company shares entitle the Company to receive an aggregate of 2,600 acre-feet of water per year. The Company proposes to sell or lease its shares in those water companies to municipalities or other local users of water. To date, the Company has not entered into any such water share transfer agreements.

         The Company also currently owns the rights to extract 700 acre-feet of water per year from the groundwater located in the Central Water Basin, Los Angeles County, California. Pursuant to an agreement with Golden West Refining Company, the Company has agreed to purchase from Golden West the rights to extract up to an additional 478 acre-feet of water annually from the Central Water Basin if Golden West elects to sell such water rights to the Company. The purchase price to be paid by the Company on any additional pumping rights that the Company acquires is $3,200 per acre-foot. The foregoing purchase agreement expires on September 27, 1997. The Company may use the water it is entitled to extract under the foregoing pumping allocation to supplement its water transfer activities in Southern California.

         Other Water-Related Activities and Interests. The Company owns an option exercisable until April 1999 to purchase approximately 56% of the outstanding common stock of Integrated Water Technologies, Inc. (formerly known as BCI Geonetics, Inc.) In connection with acquiring the option, the Company made a $100,000 secured loan to Integrated Water Technologies, Inc., which loan is convertible at the Company's option into additional shares of the common stock of Integrated Water Technologies. Integrated Water Technologies, Inc. is a California- based company that specializes in water resource exploration, water resource management, and constructed wetlands water treatment. To date, the Company has not exercised its option and the promissory note has been paid by Integrated Water Technologies.

         Real Estate Held for Sale. In March 1993, the Company commenced disposing of its real estate assets that were not needed for its water rights development program. As of March 31, 1997, the Company still owned 1,887 acres of real estate located in the Cherry Creek basis in Colorado. Through March 31, 1997, the Company has sold or exchanged, net of certain properties which were repurchased, a total of 2,672 acres of land (but not the material water rights) in the Cherry Creek basin that were not needed for the Cherry Creek Project. In connection with the Cherry Creek land transfers, the Company retained substantially all of the water rights related to the land that was sold by the Company. The aggregate purchase price of all of the foregoing sales (including the sale of certain incidental water rights) was $10,156,000, plus the right to withdraw and use 1,290 acre-feet of water. The foregoing aggregate purchase price was paid by the buyers of such land paying an aggregate of $4,191,000 of cash, by issuing promissory notes payable to the Company in the aggregate principal amount of $5,255,000, and by assuming $710,000 of the Company's mortgage indebtedness. The promissory notes are secured by deeds of trusts on the sold parcels, have terms ranging from one to 20 years and bear interest at annual rates of 8-10%, with interest and principal payable monthly.

         The Company is considering marketing for sale certain other parcels of its Cherry Creek real estate holdings and, in connection therewith, is subdividing approximately 1,887 acres for future sale. As with the other Cherry Creek properties sold to date, the Company plans to retain the water rights associated with such properties to the extent such water rights are needed for the Cherry Creek Project. The Company also plans to sell the 136-acre parcel owned by the Company in Glenn County, California. No assurance can be given that the Company will in the future be able to sell any additional real estate parcels or that any such sales will be on terms favorable to the Company.

         Competition, Markets and Customers. Although the Company and its predecessor have previously produced water from the Yuba Property and sold that water on a commercial basis, the Company has not done so since 1987. In the event that the Company elects to market its Yuba Property water interest independently of the Water Agency, the Company may compete directly with the Water Agency in the sale of water from Yuba County. Western Aggregates, the owner of certain water rights in the Yuba Property, has informed the Company that it may attempt to market its water rights and, therefore, will also compete with the Company.

         The Company's goal is to sell augmented water rights in the Cherry Creek Project if and when the Colorado Water Court approves the Company's augmentation plan. If the Company's plan of augmentation is not approved, the Company will attempt to otherwise sell its existing water and water rights. The Company believes that the market for water rights that are not part of an approved plan of augmentation consists of both public and private users of water in the Cherry Creek basin. The principal competitors of the Company in any attempted sale of water that is not subject to a plan of augmentation are the numerous other public and private land and water rights owners in the Cherry Creek basin. If an augmentation plan is approved, the Company will seek to sell water and water rights to public water agencies and other users in the Cherry Creek basin. As discussed above, the Company's initial application for an augmentation plan was dismissed by the Colorado Water Court. The Company has filed a motion to have the dismissal reversed, and is taking other action to have its augmentation plan approved. However, the Company believes that the amount of water that could be sold without an approved augmentation plan would be lower than the amount that could be sold with a plan of augmentation. On a limited basis, public agencies and private holders of water rights currently also sell water and water rights in the Cherry Creek basin.

         The Company will compete with the Metropolitan Water District of Southern California and with numerous other water districts, public agencies and private water companies in trying to market any water rights that the Company acquires pursuant to its new water transfer program.

         The Company currently proposes to sell for residential uses approximately 1,887 additional acres of real estate that it owns in the Cherry Creek basin near Denver, Colorado. In selling its subdivided parcels, the Company will be competing with numerous real estate development companies.

         Environmental Regulation. The Company's operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, safety precautions, employee health and safety, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal environmental laws will hinder or adversely affect its proposed Cherry Creek Project operations. Compliance with existing environmental laws has to date had no material effect on the Company's earnings or capital expenditures and is not expected to have any such material effect in the future. However, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted.

         Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act (the "US Act"). In California, the responsibility for enforcing the US Act is delegated to the California Department of Health Services (the "Health Department") and to the Resources Board acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The U.S. Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLS") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

         Both the EPA and the Health Department have promulgated regulations and other pronouncements which require various testing and sampling of water and inspections by producers which set MCLS for numerous contaminants. Since the Company does not intend to sell water directly to the consumers, these standards only affect the water agencies that may buy or lease the Company's water. While environmental regulations do not directly affect the Company, the regulations regarding the quality of water distributed affects the Company's intended customers and may, therefore, depending on the quality of the Company's water, impact the price and terms upon which the Company may in the future sell its water or water rights.

         Under various federal, state and local laws, regulations and ordinances (collectively, "Environmental Laws"), an owner or operator of real estate interests may be liable for the costs of cleaning up, as well as certain damages resulting from, past or present spills, disposals or other releases of hazardous or toxic substances or wastes on, in or from a property. Certain Environmental Laws including the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and Resource Conservation and Recovery Act ("RCRA"), impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances or wastes at or from the property. The presence of such substances or wastes, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease, or operate its property or to borrow using its property as collateral. Although the Company is not aware of any such environmental contamination on any of its real estate holdings or on any locations adjacent to its holdings, there can be no assurance that such environmental contamination does not exist.

         Employees. As of the date of this report, the Company has eleven full-time employees.


         ITEM 2. PROPERTIES

         The principal physical properties currently owned by the Company are the following:

         - Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 1,887 acres and associated water rights, the rights to operate five tributary wells on property not owned by the Company, and water rights reserved or acquired in connection with the 2,672 acres of land in the Cherry Creek basin that the Company has sold or exchanged. See "Item 1. Description of Business -- Cherry Creek Water Rights Project." The Company's Cherry Creek land is zoned for agricultural and residential uses.

         - Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, and a 136-acre parcel in Glenn County, California. The rice farms are graded for cultivation and watered by wells on the properties. The Company has leased the rice farms and ranches to unaffiliated operators. The Company expects to increase the portion of the rice farms that may be cultivated on the properties by supplying water to the rice farms either from other Company properties or, in the event a nearby canal is extended by the Water Agency (as to which there can be no assurance), from such canal. The Water Agency has appropriated $5,000,000 for the future extension of the canal. A portion of the 136-acre parcel of land is currently used for rice farming and is expected to be sold in the future.

         - The Company's silica processing facility that has not been operated since the ownership and business of the Company changed in 1990, together with the land underlying the plant. The silica plant is currently being liquidated by the Company. The silica plant is located on part of a total of 42 acres of real estate that is currently owned by the Company in Yuba County, California. The property is zoned industrial-extractive and is located along the Yuba River in Yuba County, California, approximately ten miles northeast of Marysville, California. The 42 acres may be used for commercial but not residential purposes.

         - Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California. These property rights affect the ability of the owners of the surface rights to the land to develop, finance or transfer the land. The Company is attempting to sell these property rights to the owners of the surface rights.


         Many of the Company's foregoing real estate properties are encumbered by mortgages. For a description of the Company's mortgage indebtedness, see "Note 8: Long-Term Debt" to the Company's financial statements included as part of this Annual Report on Form 10-K.

         The Company leases its principal executive office in San Diego, California, containing 3,511 net square feet, pursuant to a lease that expires in May 1999. The Company's current monthly rental obligation for the facility is $5,793.

         ITEM 3.           LEGAL PROCEEDINGS

         None.

         ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "WWTR." The following table sets forth for the prior two fiscal years the high and low closing sales prices of the Common Stock as reported by the Nasdaq National Market. All prices listed below have been retroactively adjusted to reflect the Stock Dividend effected on March 28, 1996.


                                               LOW           HIGH
                                               ---           ----
Year Ended March 31, 1996
-------------------------

First Quarter (April-June)                   $ 10.12        $13.75

Second Quarter (July-September)                11.62         15.62

Third Quarter (October-December)               11.12         15.25

Fourth Quarter (January-March)                 14.75         20.12

Year-Ended March 31, 1997
-------------------------

First Quarter (April-June)                    $15.50        $23.25

Second Quarter (July-September)                14.69         23.00

Third Quarter (October-December)               13.00         21.00

Fourth Quarter (January-March)                 13.00         17.00


         On March 31, 1997, the Company had 1,709 record holders of its Common Stock. The Company believes there are numerous additional beneficial owners of the Common Stock whose shares are held in "street name."

         To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. Any dividends on the Common Stock would be subject to prior payment of dividends on the Series C Preferred Stock.

         On February 26, 1997, the Company sold 2,000 shares of its new Series B Convertible Redeemable Preferred Stock to each of T. Rowe Price New Era Fund Inc. and T. Rowe Price Small-Cap Value Fund Inc. The shares were sold at a price of $1,000 per share. Credit Suisse First Boston Corporation acted as financial advisor and exclusive placement agent to the Company in connection with the sale of the shares and received a placement fee equal to 4% of the proceeds raised in the sale of the preferred stock. The sale of the preferred stock was made in reliance upon an exemption from registration available under Section 4(2) of the Securities Act of 1933 and Rule

506 promulgated thereunder. In April 1997, the 4,000 shares of Series B Convertible Redeemable Preferred Stock were exchanged for 4,000 shares of the Company's Series C Preferred Stock. The Series C Preferred Stock provides for dividends in the amount of $72.50 per year, payable semi-annually, and is convertible at any time at the option of the holder into shares of Common Stock at an initial conversion price of $16.62 per share. The initial conversion price, and therefore the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The Company may redeem some or all of the shares of Series C Preferred Stock on or after April 1, 1999 at a cash redemption price of $1,000 per share, plus accrued but unpaid dividends. Each holder of Series C Preferred Stock is entitled to vote on any matter submitted to the stockholders as if the Series C Preferred Stock had been converted into Common Stock. Each share of Series C Preferred Stock has a liquidation preference equal to its $1,000 stated value.

         ITEM 6. SELECTED FINANCIAL DATA

         The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:


                                                                       Year Ended March 31,
                                            -----------------------------------------------------------------------------
                                                1997          1996           1995              1994               1993
                                            -----------    -----------    -----------      ------------       -----------
Revenue .................................   $ 1,770,771    $ 4,901,810    $ 2,669,801       $ 4,993,229       $   962,295
Cost of revenue .........................     1,034,750      2,163,848        975,786         2,387,268           531,888
                                            -----------    -----------    -----------       -----------       -----------
Gross profit ............................       736,021      2,737,962      1,694,015         2,605,961           430,407

General and administrative expense ......     2,946,252      2,122,525      1,974,535         1,575,306         1,009,338
                                            -----------    -----------    -----------       -----------       -----------
Operating income (loss) .................    (2,210,231)       615,437       (280,520)        1,030,655          (578,931)
Interest income (expense), net ..........    (1,027,540)      (398,025)       262,733           (63,586)         (173,649)
Other income (expense) ..................      (795,027)      (201,827)        92,088           (50,896)          221,198
                                            -----------    -----------    -----------       -----------       -----------
Income (loss) from continuing operations
  before income taxes ...................    (4,032,798)        15,585         74,301           916,173          (531,382)
Income taxes ............................    (1,102,400)        (2,400)        (2,400)         (120,000)
                                            -----------    -----------    -----------       -----------       -----------
Income (loss) from continuing operations     (5,135,198)        13,185         71,901           796,173          (531,382)
Discontinued Operations:
  Loss from discontinued operations .....            --        (67,949)       (62,209)               --          (189,512)
  Estimated loss on disposal ............      (257,276)      (251,200)            --          (185,895)         (143,200)
                                            -----------    -----------    -----------       -----------       -----------
Income (loss) before
  cumulative effect of change
  in accounting principle ...............    (5,392,474)      (305,964)         9,692           610,278          (864,094)
Cumulative effect of change in accounting
  principle - income taxes ..............            --             --             --         1,178,000                --
                                            -----------    -----------    -----------       -----------       -----------
Net income (loss) .......................   $(5,392,474)   $  (305,964)   $     9,692       $ 1,788,278       $  (864,094)
                                            -----------    ===========    ===========       ===========       ===========

Income (loss) per common share:
  Continuing operation ..................   $      (.64)   $        --    $      (.03)      $       .05       $      (.15)
  Discontinued operation ................          (.03)          (.04)          (.01)             (.03)             (.06)
                                            -----------    -----------    -----------       -----------       -----------
    Total before extraordinary item and
      cumulative effect of change in
      accounting principle ..............          (.67)          (.04)          (.04)              .02              (.21)
Cumulative effect of change in
  accounting principle ..................            --             --             --               .21                --
                                            -----------    -----------    -----------       -----------       -----------
Net income (loss) per common share ......   $      (.67)   $      (.04)   $      (.04)(a)   $       .23(a)    $      (.21)(a)
                                            -----------    -----------    -----------       -----------       -----------

Average common shares outstanding .......     8,088,089      7,939,746      6,633,868(b)      5,665,948(b)      5,043,618(b)
                                            ===========    ===========    ===========       ===========       ===========


BALANCE SHEET DATA:

                                                           Year Ended March 31,
                                ----------------------------------------------------------------------------
                                   1997            1996           1995          1994                  1993
                                ----------------   ------------   ------------  ------------     -----------
Current assets..................     $ 4,833,903    $ 3,921,948    $ 2,895,539   $ 6,874,181     $ 3,366,124
Total assets....................      39,475,358     40,420,709     26,710,956    27,536,710      19,613,651
Working capital (deficit).......       3,787,083      2,943,723      2,103,568     5,668,261       2,061,584
Long-term debt and debentures...      17,840,860     18,275,408      4,384,470     5,699,467       6,965,655
Preferred stock.................       3,807,517             --             --     5,944,056       6,651,156
Common Stockholders' equity.....      16,680,161     21,067,076     21,195,745    14,687,267       3,947,343

-----------------

(a) Net income (loss) per common share computation for the years ended March 31, 1995, 1994 and 1993 was adjusted to include dividends of $248,131, $500,914 and $202,235 accrued on the preferred stock outstanding during the respective periods.
(b) Figures presented represent number of shares outstanding adjusted retroactively for a 100% stock dividend declared on March 28, 1996. A 100% stock dividend effectively is the equivalent of a 2-for-1 stock split.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            In 1994, due to the significant changes in the Company's business, an improvement of the Company's earnings potential, and a change in direction of the intended method of disposing of the Company's discontinued silica operation, the Company determined that it was appropriate to effect a quasi-reorganization. The Company's Board of Directors authorized management to effect a quasi-reorganization effective October 1, 1994, which reorganization was ratified by the Company's stockholders in March 1995.

            In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a $1,830,914 write down in the value of its non-operational silica sorting and grinding plant (the "Silica Plant"). This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for resale ($454,604), water rights held for sale ($1,038,268), and water sale fees ($338,042). Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Retained earnings in the future will reflect only the results of operations subsequent to October 1, 1994.

            On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.865 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). After September 30, 1997, the Company may, at its option, redeem some or all of the Debentures at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon through the redemption date, if on each of the 20 consecutive trading days immediately prior to the mailing of the redemption notice the trading price of the Common Stock is equal to or greater than 150% of the then applicable Conversion Price.

            In April 1997 the Company sold its 35.3% interest in the Nevada LLC for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Corporation of a convertible note due on December 31, 1997. The Company had acquired its interest in the Nevada LLC in October 1995 for $12,000,000.

            In February 1997, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Preferred Stock. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefor, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends shall be payable semi-annually. The first four semi-annual dividend payments may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing fully paid and nonassessable shares of Series C Preferred Stock of equal value. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid dividends thereon if the average trading price of the Common Stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

            In April 1994, the Company commenced a program to repurchase shares of Common Stock held by stockholders who, in the aggregate, owned less than 200 shares (as adjusted for the Stock Dividend) of Common Stock (the "Odd Lot Tender Offer"). As of March 31, 1997, the Company had repurchased a total of 46,843 shares of Common Stock in the Odd Lot Tender Offer for a total of $473,922.

            In March 1996 the Company declared a 100% stock dividend (the "Stock Dividend"). A 100% stock dividend is effectively a two-for-one stock split. All share and per-share information for prior periods has been restated to reflect the effects of the Stock Dividend.

RESULTS OF OPERATIONS

            The following is a description of the Company's results of operations for its three most recent fiscal years.

                                  CONSOLIDATED

                                                                Year Ended March 31,
                                                    -------------------------------------------
                                                         1997          1996             1995
                                                    ------------     ---------        ---------
Income (Loss) From Continuing Operations
  Before Income Taxes..........................     $(4,033,000)     $  15,000        $  74,000
Income Taxes...................................      (1,102,000)       (2,000)          (2,000)
Income (Loss) Continuing Operations............      (5,135,000)        13,000           72,000
Loss Discontinued Operations...................        (257,000)     (319,000)         (62,000)
Net Income (Loss) .............................      (5,392,000)     (306,000)           10,000
Net Income (Loss) Per Share....................            (.67)         (.04)            (.04)
Revenue........................................       1,771,000     4,902,000        2,670,000


            The Company reports its continuing operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on periodic evaluations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate for the Cherry Creek Project. Accordingly, as properties or water rights are sold, the allocated portion of the basis is included in cost of revenue.

            During the fiscal year ended March 31, 1997, the valuation allowance was increased as a result of the current year's net operating loss carryforward. In addition, the sale of the Company's interest in the Nevada LLC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance.

            The computation of income (loss) per common share from continuing operations for the fiscal year ended March 31, 1995 ("Fiscal 1995") was adjusted to include the $248,000 dividend payment made on the Series A Preferred Stock, prior to the redemption of all shares of such preferred stock in March, 1995. Since the Series A Preferred Stock was redeemed in Fiscal 1995, no preferred stock dividends were paid during the years ended March 31, 1997 and March 31, 1996.

                                  WATER RIGHTS

                                                       Year Ended March 31,
                                               -----------------------------------------
                                                   1997          1996            1995
                                               ----------      ---------       ---------
Revenue........................................  $261,000       $974,000        $207,000
Cost of Revenue................................    58,000        143,000          47,000
                                                ---------      ---------       ---------
Gross Profit...................................  $203,000       $831,000        $160,000
                                                 ========       ========        ========


            During the fiscal year ended March 31, 1997 ("Fiscal 1997"), revenue from the Company's water rights business segment decreased by 73% due to fees of $800,000 the Company received in fiscal year ended March 31, 1996 ("Fiscal 1996") for acting as agent in connection with the sale of water rights under its agreement with Burlington Santa Fe. Costs related to the transaction were $90,000. Water rights revenue in Fiscal 1997 and Fiscal 1996 consisted primarily of payments under the Cucamonga Water Fee Agreement. During Fiscal 1996, the Company acquired an additional 0.4878% interest in the Cucamonga Water Fee Agreement for $350,000, and now receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). The other cost of revenue in each period consist of amortization of the Cucamonga Water Fee Agreement.

                                   REAL ESTATE

                                                               Year Ended March 31,
                                                    ------------------------------------------
                                                       1997             1996            1995
                                                    ----------     -----------      ----------
Revenue......................................       $1,510,000      $3,927,000      $2,463,000
Cost of Revenue..............................          976,000       2,021,000         929,000
                                                    ----------     -----------     -----------
Gross Profit.................................       $  534,000      $1,906,000      $1,534,000
                                                    ==========      ==========      ==========


         In Fiscal 1997, real estate revenue from Cherry Creek properties of $1,510,000 were recognized from the sale of 353 acres. In Fiscal 1996 real estate revenue from Cherry Creek properties of $2,470,000 were recognized from the sale of 175 acres and the transfer of 257 acres in exchange for certain water rights. The remaining balance of real estate revenue for Fiscal 1996 of $1,457,000 was derived from the sale of 812 acres of the Company's California rice farms and ranches. In Fiscal 1995 the Company disposed of 540 acres of its Cherry Creek properties for total proceeds of $2,270,000. In addition, in Fiscal 1995 one 250 acre parcel was sold to a real estate developer, of which 215 acres were subsequently reacquired by the Company in Fiscal 1996. In Fiscal 1995, the Company also sold approximately 80 acres from its California rice farm properties for $282,000. The Company has retained virtually all of the water rights on the properties sold.

         Cost of real estate revenue in each fiscal year includes the allocated purchase price of the properties sold, directly related development costs, sales commissions and other sales costs.


                      GENERAL AND ADMINISTRATIVE EXPENSES

                                                                    Year Ended March 31,
                                                          ----------------------------------------
                                                            1997             1996          1995
                                                          -----------     ----------    ----------
General and Administrative Expenses.................      $2,946,000      $2,123,000    $1,975,000


         General and Administrative expenses for Fiscal 1997 increased by 39% from Fiscal 1996. The increase was primarily due to increased salaries and related expenses due to the addition of three employees and increased consulting and travel expenses due to the Company's expanded efforts in developing its new water transfer program.

During Fiscal 1996, the Company also began amortizing costs related to the sale of the Debentures, which amortization amounted to $82,000 for Fiscal 1997 as compared to $41,000 for Fiscal 1996.

         General and administrative expenses for Fiscal 1996 increased by approximately 7% from Fiscal 1995 due to the expanded scope of the Company's activities and legal expenses related to both the increased business and a lawsuit which has now been resolved. An increase in salaries and related expenses due to the addition of two employees was partially offset by a decrease in consulting expenses. During Fiscal 1996, the Company also began amortizing cost related to the sale of Debentures, which amortization amounted to $41,000 for the six-month period following the date on which the Debentures were issued.

                          OTHER NON-SEGMENT INFORMATION

                                                             Year Ended March 31,
                                                    --------------------------------------
                                                       1997           1996         1995
                                                    -----------     ---------     --------
Interest Income................................     $   322,000     $ 432,000     $435,000
Interest Expense...............................     (1,350,000)     (830,000)    (172,000)
Rental Income (Expense), Net...................          43,000        33,000       83,000
Loss From Disposition of Assets................               -     (203,000)            -
Equity in Loss of Limited Liability Company....       (857,000)      (75,000)            -


         Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes the Company received in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum.

         Interest income decreased for Fiscal 1997 from Fiscal 1996 due to lower outstanding balances on notes receivable. During Fiscal 1996, the Company sold or discounted secured promissory notes with a principal amount of $1,267,000. Since the promissory notes were sold at a discount, the Company recognized a loss of $203,000.

         Interest expense in Fiscal 1997 increased significantly due to interest expenses related to the $15,000,000 Debentures that were issued in September 1995. Interest of $285,000, $199,000 and $315,000 on debt incurred in connection with properties being developed was capitalized during Fiscal 1997, 1996, and 1995, respectively.

         Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

         The Company accounted for its investment in the Nevada LLC under the equity method of accounting and accordingly income or losses were allocated according to the Company's ownership interest in the Nevada LLC. For Fiscal 1997 and Fiscal 1996 the Company recorded a loss of $857,000 and $75,000, respectively. The Company sold its interest in the Nevada LLC after the end of Fiscal 1997.

                             DISCONTINUED OPERATION

                                                          Year Ended March 31,
                                                   ------------------------------------
                                                     1997            1996        1995
                                                   --------        --------    --------
Loss from Discontinued Operation............       $257,000        $319,000    $ 62,000


         The Company is accounting for the inactive Silica Plant as a discontinued operation. Prior to the quasi-reorganization, the Company had attempted to sell the Silica Plant as an entire operating unit and accordingly the annual impairment assessment of the plant had been based on the estimated net realizable value of the plant in place. In that regard, the Company considered an outstanding letter of intent for the sale of the plant and an independent appraisal of the value of the Silica Plant to determine that the value of the plant had not been further impaired from its carrying value as determined at the time it was shutdown in 1989. In October 1994, in connection with the quasi-reorganization, the Company committed to a formal plan to liquidate the Silica Plant rather than continuing to attempt to sell it as an entire operating unit. Accordingly, the plant was revalued in terms of the present conditions, that is on a piecemeal, liquidation basis.

         The Company has engaged an equipment liquidator to sell the Silica Plant. As of March 31, 1997, the Company had disposed of approximately 53% of the Silica Plant's equipment on which it recognized a loss of $149,000. Charges in Fiscal 1997, 1996 and 1995 were for costs in excess of the reserve for estimated loss on disposal and discontinued operations which was previously recorded.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1997, the Company issued $4,000,000 of a new series of its convertible non-participating preferred stock from which it received net proceeds of approximately $3,808,000.

         At March 31, 1997, the Company had working capital of $3,787,000 and had a current ratio of 4.62. The Company's liquidity increased after the end of Fiscal 1997 due to the sale in April 1997 of the Company's interest in the Nevada LLC for a price of $13,360,000, of which $12,024,000 was paid in cash. In addition, the Company's liquidity was further improved after the close of Fiscal 1997 due to the sale of an additional $5,000,000 of Series C Preferred Stock.

         Operating Activities. During Fiscal 1997, the Company had negative cash flow from operations of $2,327,000. In addition to operating expenses, the Company used cash reserves of $183,000 for payments on accounts payable, $126,000 for other current assets and $60,000 for accrued interest. The cash outflow was partially offset by a net decrease in land held for sale of $548,000 and an increase in accrued expenses of $355,000. Other operating activities provided cash of approximately $3,000.

         In Fiscal 1997, the Company continued to receive revenue from the sale of portions of its real property located in the Cherry Creek basin. The Company intends to continue such sales by marketing the additional 1,887 acres it is developing in Cherry Creek. The Company expects that its operating revenues will continue to be highly volatile. Future revenue from disposition of real estate will be dependent on the Company's ability to dispose of real estate parcels on acceptable terms, as to which there can be no assurance. Revenue from sale of water or water rights will likewise be dependent on individually negotiated transactions. Revenues from leasing the Company's rice farms and ranches, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the debentures. Accordingly, until the Company can increase its revenue from water sales of its own water rights, or acting as an agent for others, the Company's cash flow will be principally derived from the sale of its remaining real estate.

         Investing and Financing Activities. In February 1997, the Company received approximately $3,808,000 of net proceeds from the private placement of 4,000 shares of a new series of its convertible preferred stock at a price of $1,000 per share. The shares of preferred stock are part of the 9,000 shares of currently outstanding shares of Series C Preferred Stock.

         The Company is committed to certain material expenditures over the next several years, including the following:

         - Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for Fiscal Years ending March 31, 1998, 1999, 2000, 2001 and 2002 are approximately $369,000, $368,000, $1,010,000, $1,794,000, and $54,000, respectively.

         - The Company will be required to make semiannual interest payments of $675,000 on the $15,000,000 principal amount of Debentures, beginning March 31, 1996.

         - The holders of Series C Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year ($36.25 semi-annually). The first four semi-annual dividend payments (July 15, 1997 through and including January 15,
                  1999) to be made with respect to Series C Preferred Stock may be made, in the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash.

         The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs in excess of revenue for a period of at least one year from the date of this report. The Company plans to meet its commitments thereafter from revenues derived from the sale of water or water rights, from refinancing or selling its remaining real estate assets, and, if necessary, from future debt or equity financings. Certain events that occurred subsequent to the end of Fiscal 1997 will impact the Company's ability to meet its working capital requirements during the next twelve months:

         - In April 1997 the Company sold its 35.3% interest in Nevada LLC for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997.

         - In April 1997 the Company sold $5,000,000 of its Series C Preferred Stock. As a result of the private placement, the Company received net proceeds of approximately $4,745,000.


         The Company does not believe that inflation has had a material impact on its results of operations.

         IMPACT OF ACCOUNTING PRONOUNCEMENT ISSUED BUT NOT ADOPTED BY THE
         COMPANY

         In February, 1997 the Financial Accountant Standards Board issued Statement of Financial Accountant Standards No. 128, "Earnings per share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and requires certain reconciliation to be disclosed.

         The adoption of SFAS No. 128 will be reflected on the Company's consolidated financial statements for the year ended March 31, 1998. The Company is currently evaluating the impact of the implementation of SFAS No. 128.

RISK FACTORS

         The Company's business and operations involve numerous risks, some of which are beyond the Company's control, that may affect future results and the market price of the Company's Common Stock. The following discussion highlights some of the risks the Company faces.

         Uneven Patterns of Quarterly Operating Results. The Company's quarterly operating results have varied in the past and are likely to vary significantly in the future. These quarterly fluctuations are the result of a number of factors, including the Company's dependence on isolated sales of real estate as its principal source of revenues and the sporadic revenues generated to date from the Company's water related activities. Until the Company enters into agreements for the long-term sale/lease of water, the Company's revenues will continue to be dependent upon periodic and isolated sales of water and/or real estate. Because of the variations in the Company's quarterly results, the price of the Company's Common Stock may continue to fluctuate significantly.

         Limited History of Operations in Principal Business. To date, the Company's activities have primarily consisted of (i) acquiring its various water rights and related assets, (ii) raising capital to fund both the cost of such acquisitions and its working capital needs, and (iii) developing its water rights. Although the Company operates in two business segments (water rights activities and its real estate development and disposition activities), the

Company anticipates that a majority of its revenues in the future will be derived from its water rights activities. However, the Company only generated $261,000, $974,000 and $207,000 of revenue from its water rights activities during the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Accordingly, the Company does not have an established record of water rights transactions. To date, the Company's administrative and interest expenses have exceeded its on-going revenue from its water and water rights development and disposition business, and the majority of its operating revenue have been derived from the sale of the Company's real estate assets. No assurance can be given that the Company will continue to be able to profitably resell its remaining real estate holdings in the future or that it will be able to successfully develop, package and sell water rights.

         Uncertainty of Future Real Estate Revenue. During the past three fiscal years, revenue from the disposition of real estate have constituted approximately 85%, 80% and 92%, respectively, of the Company's total revenue. Accordingly, until the Company completes its water development activities and derives revenue from the sale or other disposition of its water resources, the Company's ability to generate revenue will continue to be dependent primarily on its ability to sell its real estate holdings. To date, the Company's real estate sales efforts in Colorado have benefitted from a strong demand for real estate in the Cherry Creek basin. No assurance can, however, be given that the current market conditions in the Cherry Creek market will continue or that the Company will be able to profitably resell its real estate assets in the future. The Company's ability to sell its Colorado and California real estate properties will also be dependent on general economic conditions, on interest rates, and on the location and particular characteristics of the properties offered for sale.

         Uncertainty of Future Water Revenue. The Company's business plan is twofold: to engage in various water acquisition, transfer, development and sale activities, and to develop and dispose of the real estate that it acquires in connection with the acquisition of water rights. While the Company's current operating revenue has been primarily derived from real estate sales, the Company's long-term future profitability will be primarily dependent on (i) the Company's ability to sell significant quantities of water from the Company's Northern California water assets, (ii) the Company's ability to develop and sell water or water rights packages as part of the Cherry Creek Project, and (iii) the Company's activities as an independent water provider in Southern California. Until May 1996, the Company's plan was to permit the Yuba County Water Agency to integrate the Company's Yuba Property water into the Water Agency's conjunctive use plans for developing and marketing water to third parties. The Company's agreement with the Yuba County Water Agency regarding the joint development and marketing of water expired in May 1996, and the Company is currently evaluating various alternative plans to commercially exploit its Yuba Property water rights. The value of the Company's Cherry Creek Project is dependent upon the approval of the Company's proposed plan of augmentation. The Colorado Water Court has rejected the Company's initial Cherry Creek plan of augmentation based on objections that were filed with the court by the third parties. Although the Company has since received the consent of all but one of the objectors, no assurance can be given that the Colorado Water Court will approve the Company's plan of augmentation in the near future, or ever. The Company's ability to become an independent water provider in Southern California is dependent upon the Company acquiring groundwater rights and other water assets, its ability to arrange for the transportation and storage of water, its success in obtaining all necessary consents and approvals, and on its ability to finance the foregoing activities. To date, the Company has not yet consummated any water transfer transactions in Southern California, and no assurance can be given that the Company will be able to do so in the future.

         ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and the reports thereon and notes thereto, which are attached hereto as pages F-1 through F-24, and indexed at page 30, are incorporated herein by reference.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 12, 1997, the Board of Directors of the Company, based upon the recommendation of its audit committee, agreed to engage the accounting firm of KPMG Peat Marwick LLP as independent public accountants to audit the Company's financial statements for the fiscal year ending March 31, 1997. The firm of Harlan & Boettger LLP, former independent public accountants for the Company, was dismissed.

         For the fiscal years ended March 31, 1996 and 1995, and for the subsequent nine-month period ended December 31, 1996, there were no disagreements with Harlan & Boettger LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         Harlan & Boettger's report on the financial statements for the fiscal years ended March 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit, scope or accounting principles.

         In connection with the Company's fiscal years ended March 31, 1996 and 1995, and for the subsequent nine-month period ended December 31, 1996, there was no consultation with KPMG Peat Marwick LLP as to the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following chart sets forth information concerning the directors and executive officers of the Company.


                                         Current Positions                 Principal Occupation or Employment
     Name                 Age              with Company                         During Past Five Years
----------------          ---        -------------------------------       --------------------------------------------
Peter L. Jensen            46        Director since October 1984;          1984 to April 1989:  President and Chief
                                     Chairman, President and Chief         Operating Officer of the Company; 1983 to
                                     Executive Officer since April         April 1989:  Director, President and Chief
                                     1989                                  Operating Officer at Yuba National Resources,
                                                                           Inc., a publicly-held company; April 1989 to
                                                                           August 9, 1990: Director, President and Chief
                                                                           Executive Officer at Yuba National Resources,
                                                                           Inc.

Ronald I. Simon            58        Vice President, Chief Financial       President of Ronald I. Simon, Inc. (Financial
                                     Officer and Secretary since May       Consulting) since 1974.  Chairman of Sonant
                                     1997                                  Corporation (interactive voice response
                                                                           equipment) 1993-1997.  Director of Citadel
                                                                           Corporation (real estate investment company)
                                                                           1995-present.  Director of SoftNet Systems,
                                                                           Inc. (document management and telecommuni-
                                                                           cation equipment, internet services) 1995-
                                                                           present.  Managing Director and Chief
                                                                           Financial Officer of Henley Group, Inc. 1986-
                                                                           1990.

John H. Huston             46        Senior Vice President since           November 1993 to present, Chairman of
                                     March 1997; Vice President            Integrated Water Technologies, Inc. (formerly
                                     form February 1992 to March           BCI Geonetics, Inc.); 1983 to 1992: Owner or
                                     1997; Director since November         co-owner of the Procyon Group; from 1987 to
                                     1994                                  March 31, 1992, the date on which Nigel
                                                                           Corporation was acquired by the Company,
                                                                           Mr. Huston was a principal shareholder,
                                                                           director and executive officer of Nigel
                                                                           Corporation.



Scott A.                   41        Director since June 1997              March 1993 to present - Managing Director of
Katzmann                                                                   Paramount Capital, Inc.; October 1982 to
                                                                           March 1993, Director of CS First Boston
                                                                           Corporation.

Eric R. Robbins            35        Vice President since November         January 1995 to November 1995, Vice
                                     29, 1995                              President at L.H. Friend, Weinress, Frankson
                                                                           & Presson; January 1994 to January 1995,
                                                                           Senior Vice President - Public Finance at
                                                                           Chilton & O'Connor, Incorporated; December
                                                                           1992 to January 1994, Vice President at Sutro
                                                                           & Co. Incorporated; November 1990 to
                                                                           December 1992, Finance Budget Manager for
                                                                           the California Department of Finance; and from
                                                                           March 1988 to November 1990, Senior
                                                                           Consultant, California Assembly Water, Parks
                                                                           & Wildlife Committee.

William D. Watt            57        Director since December 1996          August 1995 to present, Principal and Director
                                                                           at SCCOT Financial Group, Inc., a privately
                                                                           held investment banking firm; November 1973
                                                                           to August 1995, investment banker at Lazard
                                                                           Freres and Company, an investment banking
                                                                           firm.



         Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of reports filed with the SEC and submitted to the Company since April 1, 1996 and on representations by certain directors and executive officers of the Company, the Company believes that, with the exception of delinquent filings referred to below, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis during the past fiscal year. The following persons failed to file the required reports reflecting the grant of stock options to them during the past fiscal year: Mr. Jensen, Mr. Abramson, Mr. Huston, Mr. Robbins, Ms. Dreyer, and Mr. Beeman. In addition, Mr. Jensen failed to file a report in connection with his gift of shares to a charitable organization.

ITEM 11.          EXECUTIVE COMPENSATION

         Summary Compensation Table. The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 1997, 1996 and 1995 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 1997 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 1997 exceeded $100,000. (The Chief Executive Officers and the other named officers are collectively referred to as the "Named Executives.")

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                            Compensation
                                                                               Awards
Name and Principal Position                                                 Number Stock
---------------------------                                                Option Shares
                                    Year      Salary         Bonus             Granted
                                    ----      ------         -----             -------
Peter L. Jensen                     1997      $215,460       $ -0-             125,000
  Chairman, President and           1996      $198,510       $ -0-              60,000
    Chief Executive Officer         1995      $180,000       $ -0-                 -0-

John H. Huston                      1997      $179,550       $ -0-             100,000
  Senior Vice President             1996      $157,115       $ -0-              36,000
                                    1995      $140,655       $ -0-                 -0-

Eric R. Robbins                     1997      $123,417        $-0-             100,000
  Vice President                    1996      $ 41,385        $-0-              60,000
                                    1995           -0-        $-0-                 -0-

Marilyn B. Dreyer                   1997      $190,423(1)    $ -0-              20,000(1)
  Chief Financial Officer           1996      $ 92,500       $ -0-              15,000
                                    1995      $ 82,500       $ -0-                 -0-


------------------

(1) Includes $102,500 and 20,000 options paid in February 1997 to Ms. Dreyer in connection with the termination of her employment with the Company.


         Option Grants. The following table provides information on stock options granted in the fiscal year ended March 31, 1997 to the Named Executives.

               OPTIONS GRANTED IN FISCAL YEAR ENDED MARCH 31, 1997


                                                   Individual Grants
                        -------------------------------------------------------------
                                                                                          Potential Realizable
                                         Percentage of                                   Value at Assumed Annual
                                         Total Options                                  Rates of Stock Appreciation
                                           Granted to    Exercise or                           For Option Term(3)
                            Options       Employees in    Base Price      Expiration     ----------------------------
      Name                  Granted       Fiscal Year   (per share)(2)    Date              5%              10%
-----------------------   -----------    -----------    --------------    -----------     ------------     -----------
Peter L. Jensen            125,000(1)       28%            $13.750        Feb. 2007       $1,080,900      $2,739,200
John H. Huston             100,000(1)       23%            $13.750        Feb. 2007         $864,700      $2,191,400
Eric R. Robbins            100,000(1)       23%            $13.750        Feb. 2007         $864,700      $2,191,400
Marilyn B. Dreyer           20,000(4)        5%            $14.125        Feb. 2007         $173,000        $438,200


------------------

(1) 34% of the options are exercisable commencing one year after the date of grant, 33% are exercisable two years after the date of grant, and 33% are exercisable three years after the date of grant.

(2) All options were granted at a price equal to or greater than the market value (the closing stock price for the Company's Common Stock as reported on the Nasdaq National Market) on the date of grant.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(4)      The options are immediately exercisable.

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. The following table sets forth information regarding stock options that were exercised by the Named Executives during the last fiscal year and the number and value of unexercised options owned at March 31, 1997 by the Named Executives.

         AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1997
                        AND FISCAL YEAR-END OPTION VALUE

                                                              Number of                    Value of
                                                         Unexercised Options          Unexercised Options
                        Shares                            at March 31, 1997          At March 31, 1997(1)
                       Acquired         Value     -------------------------------------------------------------
Name                  On Exercise     Realized    Exercisable    Unexercisable    Exercisable     Unexercisable
----                  -----------     --------    -----------    -------------    -----------     -------------
Peter L. Jensen          -0-        $    -0-       100,000         145,000       $1,425,000        $2,066,000
John H. Huston           -0-             -0-        84,000         112,000       $1,197,000        $1,596,000
Eric R. Robbins          -0-             -0-        40,000         120,000        $ 570,000        $1,710,000
Marilyn B. Dreyer        -0-             -0-        50,000           -0-          $ 712,500          $ -0-


-----------------

(1) The value of unexercised options represents the excess of the market value of the Common Stock on March 31, 1997 over the exercise price of the options.

         Director Compensation. Directors who are not employees of the Company presently receive an annual fee of $10,000. In addition, all directors are reimbursed for all out-of-pocket expenses incurred by them in connection with attending board meetings. Each non-employee director will automatically be granted an option on the first business day of each fiscal year to purchase 10,000 shares of Common Stock at an exercise price equal to the average of the high and low bid prices for the Common Stock as reported by The Nasdaq Stock Market for the 20 trading days preceding the date of grant of such option. If the Common Stock is listed on the New York or American Stock Exchange on the date of grant of the option, the high and low sale prices shall be used in place of the high and low bid prices. All such options will be exercisable on the date of grant as to 3,332 shares, with additional increments of 3,334 becoming exercisable on the first and second anniversary of grant. In accordance with the foregoing provisions, options to purchase 10,000 shares were granted to Mr. Abramson on April 1, 1996, which options are exercisable at $18.697 per share, and Mr. Watt and Mr. Abramson were each granted options to purchase 10,000 shares on April 1, 1997, which options are exercisable at a price of $13.650 per share. In connection with Mr. Katzmann's appointment as director on June 1, 1997, Mr. Katzmann received options to purchase 10,000 shares. Mr. Katzmann's options are exercisable at a price of $14.28 per share.

         Employment Agreements. Peter Jensen currently serves as Chairman of the Board and Chief Executive Officer of the Company for a salary and under the terms of an employment agreement that expired. Under the terms of the prior agreement, Mr. Jensen was entitled to a minimum annual salary of $210,000, subject to adjustment for cost of living increases and to other specified benefits such as reimbursement for expenses. The Company and Mr. Jensen have orally agreed that Mr. Jensen will continue to serve under the foregoing arrangement until the end of July 1997. Thereafter, Mr. Jensen will not be subject to an agreement with the Company.

         John Huston currently also serves as Senior Vice President of the Company pursuant to the terms of an expired employment agreement. Under the terms of the prior agreement, Mr. Huston was entitled to a minimum annual salary of $175,000, subject to an adjustment for cost of living increases, and to other specified benefits such as reimbursement for expenses. As with Mr. Jensen, Mr. Huston has agreed to continue to serve under the prior arrangement until the end of July 1997.

         Eric R. Robbins serves as Vice President of the Company pursuant to an employment agreement that expires on November 28, 1997. Under the employment agreement, Mr. Robbins's current annual salary is $130,000. In connection with his employment with the Company, Mr. Robbins was granted a ten-year option to purchase 60,000 shares of Common Stock at an exercise price of $15.125 per share (the market value on the date of grant). Of the options, 20,000 shares vested immediately upon his employment, 20,000 shares in November 1996, and the balance will vest in November 1997.

         Ronald I. Simon serves as Vice President and Chief Financial Officer of the Company at an annual salary of $175,000. In connection with his employment by the Company in May 1997, Mr. Simon was granted a ten-year option to purchase 120,000 shares of Common Stock at an exercise price of $13.50 per share. Of the option, 40,000 shares will vest annually on each of the first three anniversaries of his employment date. In addition Mr. Simon was granted an option to purchase 80,000 shares of Common Stock at an exercise price of $6.75 per share. Of the option, 16,000 shares will vest on December 15 of 1997, 1998, 1999, 2000 and 2001. The option shall remain in effect until May 2007. The Company has also agreed that Mr. Simon's salary and other benefits will remain in effect for one year after the termination of his employment and the vesting period of his options will be extended for an additional year if Mr. Simon is terminated by the Company without cause.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

         During the last completed fiscal year, the Company's Compensation Committee consisted of Mr. Abramson and Mr. Watt. Neither Mr. Abramson nor Mr. Watt are, or were, officers of the Company. The Compensation Committee fixes the compensation of executive officers and administers the Company's two stock option plans. In May 1997, Mr. Katzmann replaced Mr. Abramson on the Compensation Committee.

STOCK OPTION PLANS

         The Company currently has two stock option plans in effect.

         1990 Stock Option Plan. Pursuant to a 1990 Stock Option Plan (the "1990 Plan") adopted by the Company on July 20, 1990, 400,000 shares of common stock of the Company are reserved for issuance upon exercise of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options that may be granted to officers, directors, employees, consultants and others performing services for the Company. The 1990 Plan is currently administered by the Compensation Committee of the Board of Directors (previously by the full Board), which designates the optionees, exercise prices and dates of grant. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant (110% for qualified options with respect to optionees who are 10% or more shareholders of the Company). Options are nonassignable and may be exercised only by the option holder while in the service of the Company or within three months after termination of employment or cessation of services to the Company (one year for terminations resulting from death or disability). Options may be exercisable from the date they are granted and, if they are exercisable in installments, may be exercised on a cumulative basis at any time before expiration. All options expire no later than ten years from the date of grant.

         1993 Stock Option Plan. The 1993 Stock Option Plan (the "1993 Plan") authorizes the granting during the period commencing on April 20, 1993, the date of adoption of the 1993 Plan by the Board of Directors of the Company, and concluding on the tenth anniversary thereof, of both incentive stock options within the meaning of Section 422 of the Code, and nonstatutory stock options to officers, non-employee directors, employees, consultants and others performing services for the Company to purchase in the aggregate 400,000 shares of the Company's Common Stock. In December 1996, the stockholders of the Company approved an amendment to the 1993 Plan to increase the total number of shares available for option grants to 800,000. There are currently four officers, two non-employee directors and seven other employees of the Company who would be eligible for the grant of options.

         The 1993 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

         The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the 1993 Plan will be at least 100% of the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of the Company's capital stock (or the stock of a parent or subsidiary of the Company) as of the date of grant. Fair market value shall mean the average of the bid and asked closing price of the Company's Common Stock. The purchase price of each nonstatutory option granted to officers and other key employees shall be determined by the Committee. The purchase price is payable in full by cash, check, surrender of Common Stock of the Company having a market value equal to the option price of the shares to be purchased, or so-called cashless exercises as permitted by law, or any combination of cash, check, shares and cashless exercises. The Compensation Committee in its sole discretion may extend credit to pay the purchase price of the shares of Common Stock acquired upon exercise of an option, such credit to be evidenced by optionee's interest-bearing promissory note and secured by the Common Stock issued on exercise of the option. The Compensation Committee will have complete discretion to establish the amount and terms of any credit extended. The Compensation Committee will also have complete discretion to determine the interest rate to be charged on such credit.

         Options granted under the 1993 Plan become exercisable and shall expire on such dates as determined by the Compensation Committee, provided, however, that no term may exceed ten years from the date of grant, or five years from the date of grant in the case of any optionee holding more than 10 percent of the combined voting power of all classes of the Company's capital stock (or the stock of a parent or subsidiary of the Company) as of the date of grant. After options become exercisable they may be exercised at any time or from time to time as to any part thereof. The Compensation Committee may, at any time after grant of the option and from time to time increase the number of shares purchasable in any installment, subject to certain limitations.

         Options granted under the 1993 Plan will expire on such date as the Committee shall determine. Options will not be transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate three months from the date a grantee ceases to be an employee of the Company or any subsidiary for any reason other than death or disability.

         If a grantee dies while in the employ of the Company, his or her option may be exercised at any time within 12 months following the grantee's death by his or her estate or by the person or persons to whom the grantee's rights under the option passed by will or operation of law, but only to the extent such option was exercisable by the grantee at the time of his or her death. Except for certain stated provisions covering termination, disability or death, no option may be exercised after the expiration of its original term.

         The 1993 Plan also provides that each non-employee director will automatically be granted an option on the first business day of each fiscal year to purchase 10,000 shares of Common Stock at an exercise price equal to the average of the high and low bid prices for the Common Stock as reported by The Nasdaq Stock Market for the 20 trading days preceding the date of grant of such option.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock and Series C Preferred Stock as of June 27, 1997 by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock or Series C Preferred Stock; (ii) each of the Company's directors; (iii) each of the Named Executives; and (iv) all officers and directors of the Company as a group.

                                                      Common Stock(1)            Series C Preferred Stock       Percent of
                                                   -----------------------     --------------------------       ----------
                                                                                                                 Votes of
        Name and Address of                          Number       Percent        Number          Percent         All Classes of
        Beneficial Owner                           of Shares     of Class       of Shares       of Class        Capital Stock(2)
-------------------------------------------        ---------     --------       ---------       --------       ----------------
Peter L. Jensen                                    346,870(3)         4.2%            0              0              3.9%

John H. Huston                                     289,126(4)         3.5%            0              0              3.3%

Eric R. Robbins                                     40,000(5)          *              0              0               *

Marilyn B. Dreyer                                  109,517(6)         1.3%            0              0              1.2%

Scott A. Katzmann                                   39,426(11)        *               0              0               *

William D. Watt                                          0            0               0              0                0%

T. Rowe Price Associates, Inc.
100 East Pratt Street
Baltimore, MD  21202                               818,200(7)        10.0%        4,000(8)        44.4%            12.1%

T. Rowe Price New Era Fund Inc.                          0            0           2,000           22.2%             1.4%

T. Rowe Price Small-Cap Value Fund, Inc.                 0            0           2,000           22.2%             1.4%

Ashford Capital Partners, L.P.                           0            0           1,000(9)        11.1%              *

Wisconsin Alumni Research Foundation                     0            0           1,000           11.1%              *

Ashford Capital Management, Inc. as
investment advisor for certain investment
accounts                                                 0            0           1,725(10)       19.2%             1.2%

All directors and executive
  Officers as a group
  (6 persons)                                      715,422(11)        8.4%            0              0%             7.9%



-------------------------

*        Less than 1%.

(1) The information contained in this column excludes all shares of Common Stock that may be issued upon the conversion of any shares of Series C Preferred Stock.

(2) Based on 8,232,519 votes entitled to be cast by the holders of the outstanding Common Stock and 541,516 votes entitled to be cast by the holders of the 9,000 shares of outstanding Series C Preferred Stock.

(3) Includes 100,000 of Common Stock shares issuable upon exercise of currently exercisable options.

 (4) Includes 84,000 shares of Common Stock issuable upon exercise of currently exercisable options.

 (5) Consists of 40,000 shares of Common Stock issuable upon exercise of currently exercisable options.

 (6) Includes 35,000 shares of Common Stock issuable upon exercise of currently exercisable options.

 (7) T. Rowe Price Associates, Inc. is the investment advisor of various registered investment companies and investment advisory clients. T. Rowe Price Associates, Inc. disclaims beneficial ownership of these shares.

 (8) Represents the shares of Series C Preferred Stock owned by T. Rowe Price New Era Fund Inc. and T. Rowe Price Small-Cap Value Fund Inc., of which T. Rowe Price Associates, Inc. is the investment advisor.

 (9) Reflects shares held of record and beneficially owned by Ashford Capital Partners, L.P., a Delaware limited partnership, of which the general partner is Ashford Capital Management, Inc. Excludes the 1,725 shares of Series C Preferred Stock (103,791 shares of Common Stock) held of record and beneficially by or on behalf of certain investment advisory client accounts managed by Ashford Capital Management, Inc., as investment adviser, as indicated in footnote (9) below. Ashford Capital management, Inc., acting as general partner, has the sole power to vote and dispose of securities on behalf of Ashford Capital Partners, L.P.

(10) Reflects shares held of record and beneficially owned by separate investment accounts on behalf of sixteen (16) different investors for which Ashford Capital Management, Inc. acts as investment adviser and has the sole power to vote and dispose of such securities as attorney-in-fact with respect to such accounts. Excludes (i) shares held by Ashford Capital Partners, L.P. for which Ashford Capital Management, Inc. acts as general partner, as indicated in footnote (6) above, and (ii) shares listed above of Wisconsin Alumni Research Foundation, for whom Ashford Capital Management, Inc. also acts as investment adviser and attorney-in-fact.

(11)     Represents immediately exercisable stock purchase warrants.

(12) Includes 263,426 shares of Common Stock issuable upon exercise of currently exercisable options and warrants.


         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


         ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of this report:

3.1      Certificate of Incorporation.(1)

3.2      By-Laws of the Company. (2)

4.1      Form of Common Stock Certificate. (1)

4.2      Form of Convertible Subordinated Debenture Due 2005(3)

4.3 Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(7)

10.1     1990 Stock Option Plan. (2)

10.2     Amendment to 1990 Stock Option Plan. (1)

10.3 Form of Indemnity Agreement between the Company and its officers and directors. (2)

10.4 Employment Agreement, dated November 28, 1995, between the Company and Eric R. Robbins.(7)

10.5     1993 Stock Option Plan.(6)

10.6     Amendment to 1993 Stock Option Plan.(6)

10.7 Form of Water Sale Agreement between Water Service Company I and Santa Margarita Water District, a California water district.

10.8 Form of Water Purchase Agreement between Elsinore Valley Municipal Water District and the Company.

21       Subsidiary of the Company. (1)

23.1     Consent of Ernst & Young LLP.

23.2     Consent of Harlan & Boettger LLP.

23.3     Consent of KPMG Peat Marwick LLP.

99 Audited financial statements, for the fiscal year ended December 31, 1996, of Nevada Land & Resource Company, LLC.

99.1 Agreement for Sale of Water Rights and Option to Sell Water Rights, dated July 25, 1996, between the Company and Golden West.(5)

99.2 Form of Stock Purchase Agreement for the purchase and sale of Series C Convertible Redeemable Preferred Stock.(4)

--------------

(1) Previously filed as an exhibit to the Company's Form S-1, file no. 33-47606, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 10, file no. 000-18756, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Form 8-K dated September 22, 1995, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 filed on June 6, 1997 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 filed on August 16, 1996, which exhibit is hereby incorporated herein by reference.

(6)      Previously filed as an exhibit to the Company's Proxy Statement on
         Schedule 14A filed on Februrary 7, 1994, which exhibit is hereby incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated by reference.

The following financial statements and schedules are filed as a part of this report, appearing at the pages indicated:


Report of KPMG Peat Marwick LLP, independent certified public accountants.......................... F-1
Report of Harlan & Boettger LLP, independent certified public accountants.......................... F-2
Consolidated Balance Sheets as of March 31, 1997 and 1996.......................................... F-3
Consolidated Statements of Operations for the years ended March 31,
  1997, 1996 and 1995 ............................................................................. F-4
Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1997, 1996 and 1995.................................................................... F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995 ........... F-6
Notes to Consolidated Financial Statements......................................................... F-8


         (b) Reports on Form 8-K.

         On March 31, 1997, the Company filed a Report on Form 8-K to disclose, under "Item 4 Changes in Registrant's Certifying Accountant," the appointment of KPMG Peat Marwick LLP as the Company's new auditors.

                          INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS
WESTERN WATER COMPANY:



We have audited the accompanying consolidated balance sheet of Western Water Company and subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Nevada Land and Resource Company, LLC ("NLRC"), a 35.3% owned investee company. The Company's investment in NLRC at March 31, 1997 was $11,068,188 and its equity in net loss of NLRC was $856,921 for the year ended March 31, 1997. The financial statements of NLRC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NLRC, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                           KPMG PEAT MARWICK LLP


San Diego, California
June 9, 1997

                          INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS
WESTERN WATER COMPANY:



We have audited the accompanying consolidated balance sheet of Western Water Company and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nevada Land and Resource Company, LLC ("NLRC"), the investment which, as discussed in Note 6 to the financial statements, is accounted for by the equity method of accounting. The investment in NLRC was $11,925,109 as of December 31, 1995, and the equity in its net loss was $74,891 for the period October 19, 1995 (date of inception) through December 31, 1995. The financial statements of NLRC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NLRC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Water Company and subsidiaries as of March 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.



HARLAN AND BOETTGER LLP


San Diego, California
May 20, 1996

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             March 31, 1997 and 1996


                      ASSETS                                                      1997              1996
                                                                              ------------       -----------
Current Assets:
  Cash and cash equivalents                                                   $  3,022,008           540,883
  Investment in available-for-sale securities                                    1,034,096         2,815,927
  Current portion of notes receivable (Note 2)                                     563,629           343,530
  Other current assets                                                             214,170           221,608
                                                                              ------------       -----------

              Total Current Assets                                               4,833,903         3,921,948

Notes receivable, less current portion (Note 2)                                  1,799,094         2,342,426
Land held for sale (Notes 4, 8 and 12)                                           5,078,521         5,626,857
Water rights (Note 5)                                                           12,400,686        10,980,964
Other water assets, net of accumulated amortization                              3,212,996         3,234,816
Investment in limited liability company (Note 6)                                11,068,188        11,925,109
Deferred tax benefit (Note 13)                                                          --         1,100,000
Debt issue costs, net of accumulated amortization (Note 9)                         695,670           777,926
Discontinued operation, net (Note 11)                                              120,000           428,623
Property and equipment, net of accumulated depreciation (Note 3)                   108,994            50,994
Other assets                                                                       157,306            31,046
                                                                              ------------       -----------

                                                                              $ 39,475,358        40,420,709
                                                                              ============       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $    127,883           310,905
  Accrued expenses (Note 11)                                                       682,518           327,606
  Accrued interest                                                                 119,104           179,442
  Current maturities of long-term debt (Note 8)                                    117,315           160,272
                                                                              ------------       -----------

              Total Current Liabilities                                          1,046,820           978,225

Deposit                                                                            100,000           100,000
Long-term debt, less current maturities (Note 8)                                 2,840,860         3,275,408
9% Convertible subordinated debentures (Note 9)                                 15,000,000        15,000,000
                                                                              ------------       -----------

              Total Liabilities                                                 18,987,680        19,353,633
                                                                              ------------       -----------

Stockholders' Equity (Notes 10, 14 and 16):
  Series B convertible preferred stock,  $1,000 stated value, 1,000,000
     shares authorized; 4,000 shares issued and outstanding                      3,807,517                --
  Common stock, $0.001 par value, 20,000,000 and 10,000,000 shares authorized in 1997 and 1996, respectively;  8,134,796 and 8,068,486
     shares issued and outstanding in 1997 and 1996, respectively                    8,135             8,068
  Additional paid-in capital                                                    22,705,957        21,696,867
  Unrealized loss on investment securities                                         (28,040)          (24,442)
  Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
   quasi-reorganization of October 1, 1994)                                     (6,005,891)         (613,417)
                                                                              ------------       -----------

              Total Stockholders' Equity                                        20,487,678        21,067,076
                                                                              ------------       -----------

Commitments and contingencies (Note 19)
                                                                              $ 39,475,358        40,420,709
                                                                              ============       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years Ended March 31, 1997, 1996 and 1995


                                                                 1997            1996           1995
                                                              -----------     ----------     ----------
Revenue:
  Water                                                       $   261,103        974,458        207,111
  Real estate                                                   1,509,668      3,927,352      2,462,690
                                                              -----------     ----------     ----------

                                                                1,770,771      4,901,810      2,669,801
                                                              -----------     ----------     ----------

Costs of Revenue:
  Water                                                            58,375        142,968         47,215
  Real estate                                                     976,375      2,020,880        928,571
                                                              -----------     ----------     ----------

                                                                1,034,750      2,163,848        975,786
                                                              -----------     ----------     ----------

              Gross Profit                                        736,021      2,737,962      1,694,015

General and Administrative Expenses (Note 17)                   2,946,252      2,122,525      1,974,535
                                                              -----------     ----------     ----------

              Operating Income (Loss)                          (2,210,231)       615,437       (280,520)
                                                              -----------     ----------     ----------
Other Income (Expenses):
  Interest income                                                 322,460        431,677        434,641
  Interest expense                                             (1,350,000)      (829,702)      (171,908)
  Loss from investment in limited liability company (Note 6)     (856,921)       (74,891)            --
  Other                                                            61,894       (126,936)        92,088
                                                              -----------     ----------     ----------

                                                               (1,822,567)      (599,852)       354,821
                                                              -----------     ----------     ----------
Income (Loss) from Continuing Operations
  Before Income Taxes                                          (4,032,798)        15,585         74,301

Income Taxes (Note 13)                                          1,102,400          2,400          2,400
                                                              -----------     ----------     ----------

              Income (Loss) from Continuing Operations         (5,135,198)        13,185         71,901
                                                              -----------     ----------     ----------

Discontinued Operations (Note 11):
  Loss from operations                                                 --        (67,949)       (62,209)
  Loss on disposal of silica plant                               (257,276)      (251,200)            --
                                                              -----------     ----------     ----------

                                                                 (257,276)      (319,149)       (62,209)
                                                              -----------     ----------     ----------

              Net Income (Loss)                               $(5,392,474)      (305,964)         9,692
                                                              ===========     ==========     ==========

Income (Loss) Per Common Share:
  Continuing operations                                       $      (.64)            --           (.03)
  Discontinued operations                                            (.03)          (.04)          (.01)
                                                              -----------     ----------     ----------

Net Income (Loss) Per Common Share                            $      (.67)          (.04)          (.04)
                                                              ===========     ==========     ==========

Average Common Shares Outstanding (Note 15)                     8,088,089      7,939,746      6,633,868
                                                              ===========     ==========     ==========




See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years Ended March 31, 1997, 1996 and 1995


                                                                                           Unrealized
                                    Preferred Stock        Common Stock       Additional    Loss on                      Total
                                   ------------------  --------------------    Paid-In     Investment  Accumulated    Stockholders'
                                   Shares    Amount      Shares     Amount     Capital     Securities    Deficit         Equity
                                   -----   ----------  ----------   -------  ------------   --------   ------------   ------------
Balance at March 31, 1994             --   $       --   3,225,170   $ 3,225  $ 28,984,300   $     --   $(14,300,258)  $14,687,267

  Net income (pre quasi-
    reorganization)                   --           --          --        --            --         --        111,570       111,570
  Redeemable preferred
    dividends                         --           --          --        --            --         --       (412,653)     (412,653)
  Conversion of redeemable
    preferred stock                   --           --     672,500       672     5,943,383         --             --     5,944,055
  Exercise of options                 --           --      26,000        26       118,083         --             --       118,109
  Adjustment for quasi-
    reorganization                    --           --          --        --   (14,405,252)        --     14,405,252            --
  Purchase of mutual water
    company stock and options         --           --       7,355         7       173,531         --             --       173,538
  Purchase of note and trust
    deed                              --           --      47,790        48     1,146,719         --             --     1,146,767
  Net loss (post quasi-
    reorganization)                   --           --          --        --            --         --       (101,878)     (101,878)
  Cancellation of treasury
    stock                             --           --     (23,286)      (23)     (471,007)        --             --      (471,030)
                                   -----   ----------  ----------   -------  ------------   --------   ------------   -----------

Balance at March 31, 1995             --           --   3,955,529     3,955    21,489,757         --       (297,967)   21,195,745

  Net loss                            --           --          --        --            --         --       (305,964)     (305,964)
  Exercise of options with
    payment of 9,883 shares
    of common stock                   --           --      79,117        79           327         --             --           406
  Adjustment for purchase
    of note receivable                --           --          --        --        78,971         --             --        78,971
  Adjustment for purchase of
    mutual water company stock
    and cancellation of
    treasury stock                    --           --        (403)       --        (7,188)        --             --        (7,188)
  Unrealized loss on investment
    securities                        --           --          --        --            --    (24,442)            --       (24,442)
  Deferred tax benefits
    recognized due to pre quasi-
    reorganization deductible
    temporary differences and
    carryforwards                     --           --          --        --       135,000         --             --       135,000
  Adjustment for preferred
    dividends                         --           --          --        --            --         --         (5,452)       (5,452)
  Stock split in form of stock
    dividend                          --           --   4,034,243     4,034            --         --         (4,034)           --
                                   -----   ----------  ----------   -------  ------------   --------   ------------   -----------

Balance at March 31, 1996             --           --   8,068,486     8,068    21,696,867    (24,442)      (613,417)   21,067,076

  Net loss                            --           --          --        --            --         --     (5,392,474)   (5,392,474)
  Exercise of options                 --           --       6,994         7        92,431         --             --        92,438
  Purchase of water rights with
    common stock                      --           --      59,370        60       917,376         --             --       917,436
  Unrealized loss on investment
    securities                        --           --          --        --            --     (3,598)            --        (3,598)
  Issuance of convertible
    preferred stock, net of
    offering costs of $192,483     4,000    3,807,517          --        --            --         --             --     3,807,517
  Cancellation of treasury stock      --           --         (54)       --          (717)        --             --          (717)
                                   -----   ----------  ----------   -------  ------------   --------   ------------   -----------
Balance at March 31, 1997          4,000   $3,807,517   8,134,796   $ 8,135  $ 22,705,957   $(28,040)  $ (6,005,891)  $20,487,678
                                   =====   ==========  ==========   =======  ============   ========   ============   ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1997, 1996 and 1995


                                                                     1997              1996              1995
                                                                  -----------       -----------       ----------
Cash Flows from Operating Activities
  Net income (loss)                                               $(5,392,474)         (305,964)           9,692
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                      171,421           104,697           55,382
   Loss on sale of securities available for sale                       21,409                --               --
   Loss on disposition of assets                                           --           122,606            2,912
   Loss on discount of notes receivable                                12,729           202,825               --
   Deferred gain on sale of land                                      104,832                --               --
   Loss from investment in limited liability company                  856,921            74,891               --
   Loss on disposal of discontinued operation                         257,276                --               --
   Deferred income taxes                                            1,100,000                --               --
   Changes in assets and liabilities:
   (Increase) decrease in:
     Other current assets                                               7,438           (57,250)        (107,924)
     Land held for sale (including purchase from
        related party of $264,198 in 1997)                            548,336           792,338         (753,821)
     Other water assets                                                    --          (727,033)        (585,558)
     Other assets                                                    (126,260)               --               --
    Increase (decrease) in:
     Accounts payable                                                (183,022)          346,910         (158,259)
     Accrued expenses                                                 354,912                --               --
     Accrued interest                                                 (60,338)               --               --
     Other current liabilities                                             --           (88,860)          88,860
     Deposit                                                               --                --          100,000
                                                                  -----------       -----------       ----------

         Net cash provided by (used in) operating activities       (2,326,820)          465,160       (1,348,716)
                                                                  -----------       -----------       ----------

Cash Flows from Investing Activities
 Proceeds from disposition of discontinued operation                   51,347           320,120               --
 Purchase of property and equipment                                   (88,841)          (14,908)         (39,071)
 Purchase of available-for-sale securities                           (131,434)       (3,165,369)              --
 Sales of available-for-sale securities                             1,888,258           325,000               --
 Investment in limited liability company                                   --       (12,000,000)              --
 Payment for contingent liability                                          --          (159,979)              --
 Additions to water rights                                           (459,722)               --               --
 Purchase of water rights                                             (42,564)       (1,955,634)        (675,569)
 Additions to other water assets                                      (36,504)               --               --
                                                                  -----------       -----------       ----------

         Net cash provided by (used in) investing activities        1,180,540       (16,650,770)        (714,640)
                                                                  -----------       -----------       ----------

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                    Years ended March 31, 1997, 1996 and 1995


                                                                     1997              1996              1995
                                                                  -----------       -----------       ----------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                      $    92,438                --               --
  Net proceeds from issuance of debentures                                 --        14,345,000               --
  Payment of debenture issue costs                                         --          (163,870)              --
  Proceeds from issuance of convertible
         preferred stock                                            4,000,000                --               --
  Payment of private placement costs                                 (192,483)               --               --
  Payments for stock registration                                          --                --          (10,763)
  Preferred stock dividends                                                --            (5,452)        (412,653)
  Payments to acquire treasury stock                                     (717)               --         (471,030)
  Proceeds from options and warrants                                       --                --          118,156
  Payments on borrowings                                                   --                --         (549,396)
  Proceeds from issuance of notes receivable                         (659,500)               --               --
  Principal payments received on notes receivable                     865,172         1,266,904          173,428
  Payments on notes payable                                          (477,505)       (1,051,621)      (1,018,027)
                                                                  -----------       -----------       ----------

         Net cash provided by (used in) financing activities        3,627,405        14,390,961       (2,170,285)
                                                                  -----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents                2,481,125        (1,794,649)      (4,233,641)

Cash and Cash Equivalents, beginning of year                          540,883         2,335,532        6,569,173
                                                                  -----------       -----------       ----------

Cash and Cash Equivalents, end of year                            $ 3,022,008           540,883        2,335,532
                                                                  ===========       ===========       ==========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest, net of
     amounts capitalized                                          $ 1,410,338           841,091          217,055
                                                                  ===========       ===========       ==========

  Cash paid during the period for income taxes                    $     2,400             2,400            2,400
                                                                  ===========       ===========       ==========

Supplemental disclosure of noncash investing activities:
  Water rights acquired in exchange for common stock              $   917,436                --               --
                                                                  ===========       ===========       ==========

  Quasi - reorganization adjustment:
     Write-up water rights, land held for sale, and water
       sales fees                                                          --                --        1,830,914
                                                                                                      ==========
     Write-down of discontinued operation                                  --                --       (1,830,914)
                                                                                                      ==========

  Common stock issued for assets                                           --                --        1,569,965
                                                                                                      ==========

  Conversion of redeemable preferred stock into common stock               --                --        5,944,056
                                                                                                      ==========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1997 and 1996


NOTE 1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Description of Business

           Western Water Company and subsidiaries (the "Company") are engaged in
           (i) a broad range of activities related to the identification, acquisition, ownership, development, transfer and sale of water and water rights primarily in the Western United States and (ii) the sale of real estate properties acquired in connection with the Company's water supply business activities. The Company, directly and indirectly, owns a diverse portfolio of water rights and real estate interests in California and Colorado. The Company's plan is to develop and package its own water and water rights for sale to municipalities and other water users and to provide a variety of water-related services to unaffiliated owners of water rights. Such services include identifying, developing, marketing, transporting, distributing and selling water or water rights that are owned by the unaffiliated owners. At March 31, 1997, the Company's plan of augmentation for the Cherry Creek Basin water rights has been filed with the Colorado Water Court. Final approval for this plan has not been received. In addition, the Company's plan is to sell the real estate interests that it owns and occassionally acquires in connection with its acquisition of water interests.

           Principles of Consolidation

           The consolidated financial statements include the financial statements of Western Water Company and two wholly-owned subsidiaries, YG Rice Farms and YG Procyon. All intercompany balances and transactions have been eliminated in consolidation.

           Cash Equivalents

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

           Investment in Available-for-Sale Securities

           Investment in available-for-sale securities at March 31, 1997 and 1996 consists of mutual funds. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on an average cost basis.

           Allowance for Loan Losses

           The Company provides for valuation allowances for loans receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 1997 and 1996, no allowance for loan losses has been provided since the Company's management believes that the value of the collateral is in excess of the total of past due notes receivable.

           Land Held for Sale

           Land held for sale is carried at the lower of the carrying amount or fair value less costs to sell. The basis of the properties includes the allocation of original purchase price, direct development costs and an adjustment as a result of the quasi-reorganization (see Note
           14). Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. In addition, real estate taxes and interest costs are capitalized during the development period. The amount of interest capitalized to land held for sale in 1997 and 1996 was zero and $62,447, respectively. Real estate operating revenues include proceeds from the sale of land.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)



NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

           Water Rights

           Water rights consist of various water interests acquired together with the acquisition of real estate properties. Water rights are stated at the lower of the carrying amount or fair value and consist of an allocation of the original purchase price between water rights and real estate properties based on their relative fair values, plus other direct development costs and an adjustment as a result of the quasi-reorganization (see Note 14). Due to the limited number of comparable sales of water rights in the Cherry Creek Basin, the Company has relied on periodic valuations prepared by independent water engineers to determine the relative fair values of water rights.

           Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. In addition interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 1997 and 1996 was $285,429 and $136,156, respectively.

           Other Water Assets

           Other water assets represent the Company's right to receive
           3.7398 percent of payments made over a 100-year period commencing July 1, 1989, with respect to sales of water by a non-affiliated third party to the Cucamonga County Water District. These rights are being amortized using the straight-line method over a 40 year period. The accumulated amortization as of March 31, 1997 and 1996 is $232,475 and $174,151 respectively.

           Investment in Limited Liability Company

           The Company accounts for its investment in the limited liability company under the equity method. Accordingly, income or losses are recorded in proportion to the Company's ownership interest. Intercompany profits and losses are eliminated. The Company's investment in and investment loss from the limited liability company is based on the results of the limited liability company's year end which ends 90 days prior to the Company's year end.

           Property and Equipment

           Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives ranging from four to twenty years and totaled $30,841, $11,035 and $11,170 for the years ended March 31, 1997, 1996 and 1995, respectively.

           Debt Issue Costs

           Debt issue costs are amortized using the interest method over the life of the related debt. Accumulated amortization as of March 31, 1997, 1996 and 1995 was $126,890, $44,634 and zero, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

           Stock Option Plan

           Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made during the year ended March 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

           Revenue Recognition - Land

           Sales of land are generally accounted for under the full accrual method. Under that method, gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for full accrual recognition, gain is deferred until these requirements are met.

           Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
           Of

           The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

           Loss Per Share

           Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible redeemable preferred stock, common stock options, and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

           The income (loss) per common share computation for the year ended March 31, 1995 was adjusted to include the cumulative preferred dividends, prior to the preferred stocks redemption. Accordingly, net income for 1995 was decreased by $248,131 for the income (loss) per common share computation.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

           Use of Estimates

           Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

           Reclassifications

           Certain reclassifications of prior year amounts have been made in order to conform to the current year's presentation.

NOTE 2. NOTES RECEIVABLE:

           Notes receivable arise from the retail land sales of undeveloped land in Cherry Creek Basin, Colorado and from the sale of non-retail farm property in Yuba County, California. The notes receivable bear interest at rates ranging from 8% to 10%, with a weighted average of 8.65%. Terms of these notes generally require level payments of principal and interest over periods of one to 20 years. The notes are secured by the lots sold. During the year ended March 31, 1996, the Company sold approximately $950,000 of its notes receivable associated with retail land sales at 82% of their face value, recognizing a loss of approximately $170,000.

           Aggregate maturities due on notes receivable at March 31, 1997 are as follows:

                                                            Non-Retail      Retail
                                                            Land Sales    Land Sales      Total
                                                            ----------    ----------    ---------
           1998 (less deferred profit on non-retail
                land sale of $104,832)                       $ 21,457        542,172      563,629
           1999                                               136,595         84,688      221,283
           2000                                               147,740         75,684      223,424
           2001                                               159,797         81,222      241,019
           2002                                                62,841        226,505      289,346
           Thereafter                                          43,935        780,087      824,022
                                                             --------      ---------    ---------
                                                             $572,365      1,790,358    2,362,723
                                                             ========      =========    =========

NOTE 3. PROPERTY AND EQUIPMENT:

           Property and equipment at March 31, 1997 and 1996 consists of:

                                                                              1997          1996
                                                                            --------       -------
           Land                                                             $  2,952         2,952
           Equipment                                                         170,178        81,337
                                                                            --------       -------

                                                                             173,130        84,289

           Less accumulated depreciation                                     (64,136)      (33,295)
                                                                            --------       -------

                                                                            $108,994        50,994
                                                                            ========       =======

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 4.LAND HELD FOR SALE:

           Land held for sale at March 31, 1997 and 1996 consists of the following:

                                                                                 1997         1996
                                                                              ----------    ---------
           Cherry Creek Basin, Colorado                                       $1,949,853    2,504,413
           Rice farms and ranches, Yuba and Glenn County, California           3,128,668    3,122,444
                                                                              ----------    ---------

                                                                              $5,078,521    5,626,857
                                                                              ==========    =========


NOTE 5. WATER RIGHTS:

           Water rights held at March 31, 1997 and 1996 consists of the following:

                                                                              1997           1996
                                                                           -----------    ----------
           Cherry Creek Basin, Colorado                                    $11,117,872    10,700,166
           Placer County, California                                            42,016            --
           Los Angeles County, California                                      960,000            --
           Rice farms and ranches, Yuba and Glenn County, California           280,798       280,798
                                                                           -----------    ----------

                                                                           $12,400,686    10,980,964
                                                                           ===========    ==========


           During the year ended March 31, 1997, the Company purchased the water rights to 300 acre feet of water in Los Angeles County, California from Golden West Refining Company. The purchase price of $960,000 was primarily paid through the issuance of common stock.

           During the year ended March 31, 1996, the Company exchanged 257 acres of real estate in the Cherry Creek Basin for cash of $130,000 and water rights located in the same area. In conjunction with this transaction, water rights were increased by approximately $1,350,000 based on the fair market value of the real estate given up. Additionally, a gain of approximately $1,250,000 was recognized, determined by the excess of the fair market value of the property surrendered plus the cash received over the basis of the property given up.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


  NOTE 6.  INVESTMENT IN LIMITED LIABILITY COMPANY:

            In October 1995, the Company and a joint venture comprised of The Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"), an affiliate of Morgan Stanley Group, and two affiliates of Morgan Stanley (collectively, "Western Land Joint Venture") formed Nevada Land and Resource Company, LLC, a Delaware limited liability company ("NLRC") which was owned 35.3% by the Company and 64.7% by Western Land Joint Venture. NLRC acquired approximately 1,400,000 acres of land and related water rights in the state of Nevada. The Company's $12,000,000 investment in NLRC was funded with the proceeds from the sale of 9% Convertible Subordinated Debentures.

           A summary of financial information for NLRC at December 31, 1996 and 1995 follows:

                                                                       1996             1995
                                                                    -----------      ----------
               Current assets                                       $ 1,765,000       4,435,000
               Noncurrent assets                                     45,648,000      46,378,000
                                                                    -----------      ----------

                        Total assets                                $47,413,000      50,813,000
                                                                    ===========      ==========

               Current liabilities                                  $   494,000         517,000
               Non-current liabilities                               15,633,000      16,553,000
                                                                    -----------      ----------

                        Total liabilities                            16,127,000      17,070,000
                                                                    -----------      ----------

               Members' capital:

                   Western Land Joint Venture                        20,218,000      21,818,000
                   Company                                           11,068,000      11,925,000
                                                                    -----------      ----------
                                                                     31,286,000      33,743,000
                                                                    -----------      ----------
                        Total liabilities and members' capital      $47,413,000      50,813,000
                                                                    ===========      ==========

           The following information reflects operations for the year ended December 31, 1996 and the period from October 19, 1995 (Inception) through December 31, 1995:

                                                           1996             1995
                                                        -----------       --------
               Net operating revenues                   $ 2,540,000        397,000
               General and administrative expenses        4,968,000        654,000
                                                        -----------       --------

               Net loss                                 $(2,428,000)      (257,000)
                                                        ===========       ========

               Company's share of net loss              $  (856,921)       (74,891)
                                                        ===========       ========

           On April 23, 1997, the Company sold its interest in NLRC for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was in the form of a note. The note bears interest at 6% per annum and is due December 31,1997. In addition to the sale, NLRC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and an affiliate of Morgan Stanley. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to NLRC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale of NLRC by the new owners after they both recoup their investment in NLRC and earn a 20% cumulative return compounded annually on their investment.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

           Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash and cash equivalents, other current assets, accounts payable, accrued expenses, and accrued interest are reasonable estimates of their fair values due to the short-term nature of those instruments.

           The carrying amount of the notes receivable is a reasonable estimate of fair value based on management's belief that the interest rates on which the notes bear interest is not materially different than the interest rate that would be charged to land buyers with similar credit ratings.

           The carrying amount of the long-term debt and debentures is a reasonable estimate of fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments.

NOTE 8. LONG-TERM DEBT:

           Long-term debt at March 31, 1997 and 1996 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, and the rice farms and ranches in Yuba and Glenn County, California:

           Cherry Creek Basin                                                       1997           1996
                                                                                 ----------      ---------
           Mortgage note payable bearing interest at 8.5%.  Principal and interest are payable in four annual installments
           of $225,320.  Balance is due December, 2000.  At maturity,
           a balloon payment of $1,603,600 plus any accrued interest is due.     $1,830,942      1,895,172

           Mortgage note payable bearing interest at 8%.  Principal
           and interest are payable in annual installments of $14,307
           Balance is due December, 2002.  At maturity, a balloon
           payment of $47,386 plus any accrued interest is due.                      89,373         96,000

           Mortgage notes payable bearing interest at 7% to 8%
           Paid in 1997.                                                                 --        369,046

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 8. LONG-TERM DEBT: (CONTINUED)

           Rice farms and ranches                                                      1997             1996
                                                                                   ------------       --------
           Mortgage note payable bearing interest at 9%
           Principal and interest are payable in annual
           installments of $39,786.  Balance is due July, 2007.                     $   270,754          284,744

           Mortgage note payable bearing interest at 8%
           Principal and interest are due in annual installments
           of $72,632.  Balance is due June, 1999.  At maturity,
           a balloon payment of $625,054 plus any accrued
           interest is due.                                                             665,406          683,368

           Mortgage note payable bearing interest at prime rate plus 2.00% (an effective rate of 10.75% at March 31, 1997). Principal payments of
           $5,650 plus accrued interest are due annually. The balance is due
           July, 1999. At maturity, a balloon payment of $90,400 plus any
           accrued interest is due.                                                     101,700          107,350
                                                                                    -----------       ----------

                                                                                      2,958,175        3,435,680
           Less current maturities of long-term obligations                            (117,315)        (160,272)
                                                                                    -----------       ----------

                                                                                    $ 2,840,860        3,275,408
                                                                                    ===========       ==========

           Each mortgage note payable is collateralized by the individual property to which it relates. As of March 31, 1997, the carrying value of the collateral for notes payable was $7,569,000.

           Aggregate maturities required on long-term debt at March 31, 1997 are as follows:

                  1998                                          $  117,315
                  1999                                             126,751
                  2000                                             824,161
                  2001                                           1,632,583
                  2002                                              31,502
                  Thereafter                                       225,863
                                                                ----------

                                                                $2,958,175
                                                                ==========

NOTE 9. 9% CONVERTIBLE SUBORDINATED DEBENTURES:

           On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the "Debentures"), due in 2005. The Debentures are unsecured and subordinate to all secured debt of the Company. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

           The Debentures are initially convertible into 945,746 shares of the Company's common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). After September 30, 1997, the Company may redeem the Debentures at a redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 10. PREFERRED STOCK:

           On February 26, 1997, the Company privately placed $4,000,000 of a new series of its convertible non-participating preferred stock. Each share of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $16.62 per share.

           The holders of Series B Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. In the event that the Company is in default in the payment of two or more semi-annual dividends, the holders of the Series B Preferred Stock would have the right, voting as a class, to elect a majority of the directors of the Company, and the holders of the common stock would have the right to elect the remaining directors. The right of the holders to elect a majority of the directors of the Company would continue until dividends are paid for at least two consecutive semi-annual periods, after which the right to elect directors shall revert to the common stock and the Series B Preferred Stock, voting as a single class.

           The holders of Series B Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year . The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series B Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series B Preferred Stock. Thereafter all dividend payments made with respect to the Series B Preferred Stock are payable in cash.

           The Company may, upon 30 days' written notice to the holders, redeem all or any portion of the Series B Preferred Stock at any time after April 26, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series B Preferred Stock only if the average closing price of the common stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment).

           The Series B Preferred Stock has a preference in liquidation over the holders of common stock of $1,000 per share plus accrued and unpaid dividends.

           On April 24, 1997, the Company privately placed $9,000,000 of a new series of its convertible preferred stock. As a result of the private placement, the Company exchanged all 4,000 outstanding shares of its Series B Preferred Stock for the new Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

           The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. In the event that the Company is in default in the payment of two or more semi-annual dividends, the holders of the Series C Preferred Stock would have the right, voting as a class, to elect a majority of the directors of the Company, and the holders of the Common Stock would have the right to elect the remaining directors. The right of the holders to elect a majority of the

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 10.   PREFERRED STOCK: (CONTINUED)

           directors of the Company would continue until dividends are paid for at least two consecutive semi-annual periods, after which the right to elect directors shall revert to the common stock and the Series C Preferred Stock, voting as a single class.

           The holders of Series C Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter all dividend payments made with respect to the Series C Preferred Stock are payable in cash.

           The Company may, upon 30 days' written notice to the holders, redeem all or any portion of the Series C Preferred Stock at any time after May 30, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series C Preferred Stock only if the average closing price of the common stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment).

           Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of shares of the Series C Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of shares of Series C Preferred Stock may, from time to time thereafter, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, some or all of such holder's shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

           The Series C Preferred Stock has a preference in liquidation over the holders of common stock of $1,000 per share plus accrued and unpaid dividends.

NOTE 11. DISCONTINUED OPERATION:

           During the fourth quarter of fiscal year 1993 , the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company intends to liquidate the silica plant assets rather than sell the entire operation as a unit. Accordingly, the silica plant business is reported as a discontinued operation for the years ended March 31, 1997 and 1996. Net assets of the discontinued operation at March 31, 1997 and 1996 consist primarily of property, plant, and equipment.

           During the fiscal year ended March 31, 1996, the Company realized losses of $122,000 from the disposal of a portion of the discontinued operation and provided for estimated losses on disposal of the discontinued operation in the amount of $197,149 which included a provision for the estimated loss on disposal of $129,200 and a provision for additional anticipated operating losses until disposal of $67,949. During the fiscal year ended March 31, 1997, the Company provided for additional losses on disposal of the discontinued operation of $257,276. The change in the provision in the current year was primarily due to lower than anticipated sales proceeds from the disposal of the discontinued operation. During the fiscal years ended March 31, 1997, 1996 and 1995, actual income (loss) from the operations of the discontinued operation were ($47,427), ($67,949), and $27,791, respectively.

NOTE 12. RELATED PARTY TRANSACTION:

           On April 2, 1996, the Company repurchased land previously sold in 1994 from a shareholder of the Company. The land was purchased for $264,198.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 13. INCOME TAXES:

           Total income taxes for the years ended March 31, 1997, 1996 and 1995 were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:

                                                         CURRENT        DEFERRED         TOTAL
                                                        ----------      ---------      ----------
           Year ended March 31, 1997:
              Adjustment of the beginning-of-the-year
                  valuation allowance                   $       --       1,100,000      $1,100,000
              State                                          2,400             --            2,400
                                                        ----------      ----------      ----------
                                                        $    2,400       1,100,000      $1,102,400
                                                        ==========      ==========      ==========
           Year ended March 31, 1996:
              State                                     $    2,400             --       $    2,400
                                                        ==========      ==========      ==========
           Year ended March 31, 1995:
              State                                     $    2,400             --       $    2,400
                                                        ==========      ==========      ==========

           Income tax expense attributable to income (loss) from continuing operations was $1,102,400, $2,400 and $2,400 for the years ended March 31, 1997, 1996 and 1995, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:

                                                           1997             1996          1995
                                                        -----------       --------      --------
           Computed "expected" income tax expense
              (benefit)                                 $(1,411,000)         4,500        14,000
           State income taxes, net of federal effect             --             --         5,000
           Change in the beginning-of-the-year
              balance of the valuation allowance
              for deferred tax assets allocated to
              income tax expense                          1,100,000             --            --
           Depreciation and amortization of property
              and equipment                                (231,000)      (231,000)     (141,000)
           Accrued expenses                                  11,400          4,000       (13,000)
           Other                                             20,000         20,000        (5,000)
           NOL carryforward                               1,610,600        202,500       140,000
           State income taxes                                 2,400          2,400         2,400
                                                        -----------       --------      --------

                                                        $ 1,102,400          2,400         2,400
                                                        ===========       ========      ========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 13. INCOME TAXES: (CONTINUED)

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are presented below.

                                                                    1997              1996
                                                                 -----------       ----------
           Deferred tax assets:
             Property and equipment                              $   978,000        1,248,000
             Net operating loss carryforwards                      6,300,000        4,342,000
                                                                 -----------       ----------

           Total gross deferred tax assets                         7,278,000        5,590,000

           Less valuation allowance                               (6,574,000)      (3,753,000)
                                                                 -----------       ----------

           Net deferred tax assets                                   704,000        1,837,000
                                                                 -----------       ----------

           Deferred tax liabilities:
             Land held for sale and water rights, principally
                due to differences in capitalized interest          (578,000)        (607,000)
             Water sales fees                                       (126,000)        (130,000)
                                                                 -----------       ----------

           Total gross deferred tax liabilities                     (704,000)        (737,000)
                                                                 -----------       ----------

           Net deferred tax asset                                $        --        1,100,000
                                                                 ===========       ==========


           The valuation allowance for deferred tax assets as of April 1, 1996 and 1995 was $3,753,000 and $3,885,000, respectively. The net change in the total valuation allowance for the years ended March 31, 1997 and 1996 was an increase of $2,821,000 and a decrease of $132,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the year ended March 31, 1997, the valuation allowance was increased as a result of the current year's net operating loss carryforward. In addition, the sale of the Company's interest in NLRC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance.

           Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1997 and 1996. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carryforward period are changed (see Note 14).

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 13.INCOME TAXES: (CONTINUED)

           At March 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:

                  2001                                       $   800,000
                  2002                                         1,200,000
                  2004                                           900,000
                  2005                                           400,000
                  2006                                         2,000,000
                  2007                                         1,600,000
                  2008                                         1,800,000
                  2009                                           400,000
                  2010                                         1,300,000
                  2011                                         1,800,000
                  2012                                         4,900,000
                                                             -----------

                                                             $17,100,000
                                                             ===========

           In addition, the Company has investment tax credit carryforwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, through March 31, 2001.

NOTE 14. QUASI-REORGANIZATION:

           The Company's Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company's stockholders in March, 1995, and accordingly, the assets and liabilities have been restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Retained deficit is dated to reflect only the results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carryforwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital. Accordingly, the $135,000 increase to the deferred tax asset for the year ended March 31, 1996 was offset by an equal increase to paid-in capital.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 15. STOCK OPTIONS AND WARRANTS:

           Under the Company's 1993 and 1990 stock option plans (the "Plans"), the Company may grant options to purchase up to 1,200,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. Stock options are granted at an exercise price no less than fair value on the date of grant. Shares available to be granted at March 31, 1997 and 1996 were 105,334 and 130,000, respectively.

           The per share weighted-average fair value of stock options granted during the years ended March 31, 1997 and 1996 was $6.76 and $7.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
           Year ended March 31, 1997: expected dividend yield of zero, expected volatility of .5156% risk-free interest rates ranging from 6.10% to 6.12%, and an expected life of 5 years; Year ended March 31, 1996: expected dividend yield of zero, expected volatility of .4701%, risk-free interest rates ranging from 5.62% to 6.93%, and an expected life of 5 years.

           The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                          Fiscal       Fiscal
                                                           1997         1996
                                                        ----------    --------
           Net Loss        As reported                  $5,392,474    $305,964
                           Pro forma                     6,241,670     828,679

           Loss per share  As reported                  $      .67    $    .04
                           Pro forma                           .77         .10

           Pro forma net loss and loss per share reflect only options granted during the years ended March 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options vesting period of one to four years and compensation cost for options granted prior to April l, 1995 is not considered.

           Stock option activity during the periods indicated is as follows:

                                                Number of     Weighted-Average
                                                 Shares        Exercise Price
                                                 ------        --------------
           Balance at March 31, 1995             403,000           $ 4.47

                Granted                          215,000            15.01
                Exercised                       (178,000)            2.00
                                                --------

           Balance at March 31, 1996             440,000            10.62

                Granted                          440,000            15.84
                Exercised                         (7,666)           14.03
                Forfeited                        (15,334)           17.18
                                                --------

           Balance at March 31, 1997             857,000           $13.15
                                                ========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 15. STOCK OPTIONS AND WARRANTS: (CONTINUED)

           At March 31, 1997, the exercise prices of outstanding options ranged from $5.44-$18.70, and the weighted-average remaining contractual life of outstanding options was 7.5 years.

           At March 31, 1997 and 1996, the number of options exercisable was 412,998 and 279,996, respectively, and the weighted-average exercise price of those options was $12.84 and $8.42, respectively.

           During the year ended March 31, 1996, the Company granted warrants to purchase a total of 98,000 shares of common stock at $17.50 per share in consideration for services provided by unrelated third parties. The warrants expire in September and October, 1999. No warrants were exercised during the years ended March 31, 1997 and 1996.

NOTE 16. COMMON STOCK SPLIT:

           In March 1996, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a stock dividend on shares of the Company's common stock to holders of record on March 18, 1996. The Company issued 4,034,224 additional shares of common stock in connection with the stock split and retained the current par value of $.001 per share for all outstanding shares of common stock. An amount equal to the aggregate par value of the additional shares of common stock issued was transferred from retained earnings to common shares. Weighted average common shares outstanding and per-share information for periods prior to March 28, 1996 have been restated to reflect the effects of the stock split.

NOTE 17. GENERAL AND ADMINISTRATIVE:

           General and administrative expenses for the years ended March 31, 1997, 1996 and 1995 consist of the following:

                                                            1997         1996         1995
                                                         ----------    ---------    ---------
                  Payroll and related costs              $1,081,574      720,540      581,428
                  Legal and accounting                      357,710      498,485      413,087
                  Consulting and engineering                364,423      143,926      367,480
                  Travel                                    173,978       95,947       71,897
                  Other corporate                           968,567      663,627      540,643
                                                         ----------    ---------    ---------

                                                         $2,946,252    2,122,525    1,974,535
                                                         ==========    =========    =========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 18. SEGMENT INFORMATION:

           The Company has three major business segments: acquisition and development of water rights, sale of real estate interests and discontinued silica plant operations. Information concerning the segments at March 31, 1997, 1996 and 1995 and for the years then ended is presented below:

                                                               1997              1996              1995
                                                           ------------       -----------       -----------
               Revenue:
                 Water                                     $    261,103           974,458           207,111
                 Real estate                                  1,509,668         3,927,352         2,462,690
                                                           ------------       -----------       -----------

                                                           $  1,770,771         4,901,810         2,669,801
                                                           ============       ===========       ===========

               Operating Income (Loss):
                 Water                                     $    202,728           831,490           159,896
                 Real estate                                    533,293         1,906,472         1,534,119
                 Other operations and corporate              (2,946,252)       (2,122,525)       (1,974,535)
                                                           ------------       -----------       -----------

                                                             (2,210,231)          615,437          (280,520)
                                                           ------------       -----------       -----------

               Other income (expenses), net                  (1,822,567)         (599,852)          354,821
                                                           ------------       -----------       -----------

               Income (loss) before income taxes           $ (4,032,798)           15,585            74,301
                                                           ============       ===========       ===========

               Capital Expenditures
                 Water                                     $  1,419,722         1,955,634           675,569
                 Real estate                                     22,449                --           753,821
                 Other operations and corporate                 125,345            14,908            42,023
                                                           ------------       -----------       -----------

                                                           $  1,567,516         1,970,542         1,471,413
                                                           ============       ===========       ===========
               Depreciation and Amortization Expense:
                 Water                                     $     58,324            52,718            44,212
                 Other operations and corporate                 113,097            51,979            11,170
                                                           ------------       -----------       -----------

                                                           $    171,421           104,697            55,382
                                                           ============       ===========       ===========

               Identifiable Assets:
                 Water                                     $ 15,613,682        14,215,780        11,593,019
                 Real estate                                  5,078,521         5,626,857         6,419,195
                 Discontinued operation, net                    120,000           428,623         1,000,000
                 Other operations and corporate              18,663,155        20,149,449         7,698,742
                                                           ------------       -----------       -----------

                                                           $ 39,475,358        40,420,709        26,710,956
                                                           ============       ===========       ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 19. COMMITMENTS AND CONTINGENCIES:

           The Company has several noncancelable operating leases, primarily for office equipment, office space and farm land that expire over the next three years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $103,987, $55,011, and $36,366 for the years ended March 31, 1997, 1996 and 1995, respectively.

           Future minimum leases payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 1997 are:

               YEAR ENDED MARCH 31,                         OPERATING LEASES
               --------------------                         ----------------
                      1998                                      $112,834
                      1999                                       114,979
                      2000                                        53,887
                      2001                                        20,224
                      2002                                         7,099
                                                                --------

               Total minimum lease payments                     $309,023
                                                                ========


           The Company recognized revenue of $229,568 and $189,561 from Fontana Water Resources for the years ended March 31, 1997 and 1996, respectively. No other recurring customer accounted for more than 10% of the Company's revenue.

           The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given to the outcome of any pending or threatened legal actions, the Company believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WESTERN WATER COMPANY



Date:  June 27, 1997                   By: /s/ PETER L. JENSEN
                                           -------------------
                                             Peter L. Jensen, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                Title                                  Date
       ---------                -----                                  ----

/s/ PETER L. JENSEN             Director, President and            June 27, 1997
-----------------------         Chief Executive Officer
Peter L. Jensen                 (Principal Executive Officer)


/s/ RONALD I. SIMON             Chief Financial Officer            June 27, 1997
-----------------------         (Principal Financial and
Ronald I. Simon                 Accounting Officer)


/s/ JOHN H. HUSTON              Senior Vice President and          June 27, 1997
-----------------------         Director
John H. Huston


/s/ SCOTT A. KATZMANN           Director                           June 27, 1997
-----------------------
Scott Katzmann


/s/ WILLIAM D. WATT             Director                           June 27, 1997
-----------------------
William D. Watt
