Form 10-Q
period 1997-06-30
WESTERN WATER CO
filed 1997-08-12
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997



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


Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS      ON WHICH REGISTERED
           -------------------     ---------------------
                 None                      None

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES  X   NO ___

     As of August 8, 1997, there were 8,236,119 shares of registrant's common stock issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                 Page
----                                                                 ----
1    Financial statements:

        Consolidated balance sheets
        June 30, 1997 and March 31, 1997                              3

        Consolidated statements of operations
        Three months ended June 30, 1997 and 1996                     4

        Consolidated statements of cash flows
        Three months ended June 30, 1997 and 1996                     5

        Notes to consolidated financial statements                    6

2    Management's discussion and analysis of financial
      condition and results of operations                             10



                           PART II - OTHER INFORMATION

6    Exhibits and Reports on Form 8-K                                 17

     Signatures                                                       18

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           June 30 and March 31, 1997

                                                                                                  1997
                                                                                     ------------------------------
                                                                                       June 30,         March 31,
                                                                                     ------------      ------------
                                                                                     (Unaudited)
ASSETS

Current Assets:
        Cash and cash equivalents                                                    $ 11,850,007      $  3,022,008
         Investment in available-for-sale securities                                    7,948,091         1,034,096
         Current portion of notes receivables                                           1,771,509           563,629
         Other currents assets                                                            269,011           214,170
                                                                                     ------------      ------------

                    Total Current Assets                                               21,838,618         4,833,903

Notes receivable, less current portion                                                  1,597,812         1,799,094
Land held for sale                                                                      5,078,521         5,078,521
Water rights (Note 2)                                                                  14,192,859        12,400,686
Other water assets, net of accumulated amortization                                     3,208,314         3,212,996
Investment in limited liabillity company (Note 3)                                            --          11,068,188
Debt issue costs, net of accumulated amortization                                         675,198           695,670
Discontinued operation, net                                                                  --             120,000
Property and equipment, net of accumulated depreciation                                   109,068           108,994
Other assets                                                                              155,697           157,306
                                                                                     ------------      ------------

                                                                                     $ 46,856,087      $ 39,475,358
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                            $    132,620      $    127,883
         Accrued expenses and other liabilities (Note 2)                                  827,676           682,518
         Accrued interest                                                                 466,070           119,104
         Current maturities of long-term debt                                             118,867           117,315
                                                                                     ------------      ------------

                    Total Current Liabilities                                           1,545,233         1,046,820

Deposit                                                                                   100,000           100,000
Deferred gain on sale (Note 3)                                                            113,333              --
Long-term debt, less current maturities                                                 2,819,909         2,840,860
9% Convertible subordinated debentures                                                 15,000,000        15,000,000
                                                                                     ------------      ------------

                    Total Liabilities                                                  19,578,475        18,987,680
                                                                                     ------------      ------------

Series C convertible redeemable preferred stock, $1,000 stated value,
 1,000,000 shares authorized; 9,000 shares issued and outstanding (Note 4)              8,552,305              --

Stockholders' Equity:
         Series B convertible preferred stock, $1,000 stated value, 1,000,000
            shares authorized; 4,000 shares issued and outstanding                           --           3,807,517
         Common stock, $0.001 par value, 20,000,000 shares
            authorized; 8,236,119 and 8,134,796 shares issued and outstanding at
            June 30 and March 31, 1997, respectively                                        8,236             8,135
         Additional paid-in capital                                                    23,868,000        22,705,957
         Unrealized loss on investment securities                                         (16,029)          (28,040)
         Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
            quasi-reorganization of October 1, 1994)                                   (5,134,900)       (6,005,891)
                                                                                     ------------      ------------

                    Total Stockholders' Equity                                         18,725,307        20,487,678
                                                                                     ------------      ------------

                                                                                     $ 46,856,087      $ 39,475,358
                                                                                     ============      ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                      1997             1996
                                                                                   -----------      -----------
Revenue - Water                                                                    $    45,592      $    65,373

Cost of Revenue - Water                                                                 14,581           14,581
                                                                                   -----------      -----------

                           Gross Profit                                                 31,011           50,792

General and Administrative Expenses                                                  1,211,188          577,794
                                                                                   -----------      -----------

                           Operating Income (Loss)                                  (1,180,177)        (527,002)
                                                                                   -----------      -----------

Other Income (Expenses):
         Interest income                                                               280,771           85,459
         Interest expense                                                             (337,500)        (360,683)
         Loss from investment in limited liability company (Note 3)                   (307,623)        (176,391)
         Gain on sale of investment in limited liability company, net (Note 3)       2,425,860             --
         Other                                                                          (7,940)           3,561
                                                                                   -----------      -----------
                                                                                     2,053,568         (448,054)
                                                                                   -----------      -----------

Income (Loss) from Continuting Operarions
         Before Income Taxes                                                           873,391         (975,056)

Income Taxes (Note 5)                                                                    2,400            2,400
                                                                                   -----------      -----------

Income (Loss) from Continuing Operations                                               870,991         (977,456)

Discontinued Operations                                                                   --            (16,458)
                                                                                   -----------      -----------

                           Net Income  (Loss)                                      $   870,991      $  (993,914)
                                                                                   ===========      ===========

Income (Loss) Per Common Share:
         Continuing operations                                                     $      0.11      $      (.12)
         Discontinued operations                                                          --               --
                                                                                   -----------      -----------

Net Income (Loss) Per Common Share                                                 $      0.11      $      (.12)
                                                                                   ===========      ===========

Average Common Shares Outstanding                                                    8,146,924        8,068,486
                                                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                  1997              1996
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                    $    870,991      $   (993,914)
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
                Depreciation and amortization                                       42,668            38,090
                  Gain on sale of investment in limited liability company       (2,425,860)             --
                  Loss from investment in limited liability company                307,623           176,391
                  Changes in assets and liabilities:
                     (Increase) decrease in:
                       Other current assets                                        (54,841)          (72,514)
                       Land held for sale                                             --            (286,099)
                       Other assets                                                  1,609              --
                     Increase (decrease) in:
                       Accounts payable                                            (55,505)           30,907
                       Accrued expenses and other liabilities                      145,158           172,793
                       Accrued interest                                            346,966              --
                                                                              ------------      ------------
                      Net cash used in operating activities                       (821,191)         (934,346)
                                                                              ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from disposition of discontinued operation                       120,000              --
         Proceeds from sale of investment in limited liability
            company                                                             12,024,000              --
         Purchase of property and equipment                                         (7,688)           (3,826)
         Purchase of available-for-sale securities                              (7,105,411)             --
         Sales of available-for-sale securities                                    203,427           278,232
         Additions to water rights                                                (111,172)             --
         Purchase of water rights                                                 (518,857)          (72,081)
         Additions to other water assets                                            (9,900)             --
                                                                              ------------      ------------
                      Net cash provided by investing activities                  4,594,399           202,325
                                                                              ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible
            preferred stock                                                      5,000,000              --
         Payment of private placement costs                                       (255,212)             --
         Principal payments received on notes receivable                           329,402           559,780
         Principal payments on notes payable                                       (19,399)          (73,410)
                                                                              ------------      ------------
                 Net cash provided by financial activities                       5,054,791           486,370
                                                                              ------------      ------------


Net increase (decrease) in cash and cash equivalents                             8,827,999          (245,651)
Cash and Cash Equivalents, beginning of period                                   3,022,008           540,883
                                                                              ------------      ------------
Cash and Cash Equivalents, end of period                                      $ 11,850,007      $    295,232
                                                                              ============      ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996, respectively. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies ("the Company").

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1997.

          Income (Loss) Per Common Share

          Income (loss) per common share is computed by dividing net income
          (loss) by the weighted average number of common shares outstanding during each period. The dilutive effect of the securities for the calculation of primary and fully diluted income per share are not materially different for the three months ended June 30, 1997. Securities for the calculation of primary and fully diluted loss per share for the three months ended June 30, 1996 are excluded as their effect is anti-dilutive.

          Reclassifications

          Certain reclassifications of prior period amounts have been made in order to conform to the current period presentation.

NOTE 2.   WATER RIGHTS:

          In June 1997, the Company issued 88,238 shares of its common stock ("Common Stock") to acquire 400 acre feet of water rights located in the Central Water Basin, Los Angeles County, California, for a purchase price of $1,280,000. The Company guaranteed the price of its stock, within a range, and has accrued liabilities of $117,856 related thereto. The Common Stock issued has been recorded at the purchase price less the amount of the accrued guarantee payment.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3.   INVESTMENT IN LIMITED LIABILITY COMPANY:

          In October 1995, the Company and a joint venture comprised of The Morgan Stanley Real Estate Fund II, L.P ("Morgan Stanley"), an affiliate of Morgan Stanley Group, and two affiliates of Morgan Stanley (collectively, "Western Land Joint Venture") formed Nevada Land and Resource Company, LLC, a Delaware limited liability company ("NLRC") which was owned 35.3% by the Company and 64.7% by Western Land Joint Venture. NLRC acquired approximately 1,400,000 acres of land and related water rights in the state of Nevada. The Company's $12,000,000 investment in NLRC was funded with the proceeds from the sale of 9% Convertible Subordinated Debentures.

          On April 23, 1997, the Company sold its interest in NLRC for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was in the form of a note. The note bears interest at 6% per annum and is due December 31,1997. During August 1997, the note plus the accrued unpaid interest was converted into approximately 700,000 shares of the Global Equity Corporation. In connection with the sale, NLRC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and an affiliate of Morgan Stanley. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. The consolidated financial statements of the Company include the accounts of Western Aqua, L.P. In exchange for providing consulting services to NLRC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of NLRC or refinancing of NLRC, or other revenues derived from the disposition of NLRC by the new owners after they both recoup their investment in NLRC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale.

          The following information reflects operations of NLRC for the period from January 1, 1997 through April 23, 1997 (date of sale) and for the three months ended March 31, 1996:


                                                    For the period      For the period
                                For the three          April 1            January 1         For the three
                                 months ended          through             through           months ended
                                March 31, 1997      April 23, 1997      April 23, 1997      March 31, 1996
                                --------------      --------------      --------------      --------------
Net operating revenues          $      535,085      $       (2,515)     $      532,570      $      312,135
General and administrative
  Expenses                           1,250,076             153,947           1,404,023             856,826
                                --------------      --------------      --------------      --------------

Net loss                        $     (714,991)     $     (156,462)     $     (871,453)     $     (544,690)
                                ==============      ==============      ==============      ==============

Company's share of net loss     $     (252,392)        $ ( 55,231)      $     (307,623)     $     (176,391)
                                ==============      ==============      ==============      ==============

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3.   INVESTMENT IN LIMITED LIABILITY COMPANY:  (CONTINUED)

          As a result of the sale of the Company's interest in NLRC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242. In addition, the Company deferred $120,000 of the gain relating to estimated future consulting services that will be provided in accordance with the Consulting Agreement. As of June 30, 1997, $6,667 of the deferred gain has been realized.

NOTE 4.   PREFERRED STOCK:

          In April 1997, the Company privately placed $9,000,000 of a new series of its convertible redeemable preferred stock. As a result of the private placement, the Company received $4,744,788 in cash, net of $255,212 of costs, and exchanged all 4,000 outstanding shares of its Series B Convertible Preferred Stock for the new Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

          Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of the Series C Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of shares of Series C Preferred Stock may, from time to time, thereafter, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, some or all of such holder's shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

NOTE 5.   INCOME TAXES:

          Although the Company does have income from continuing operations for the three months ended June 30, 1997, management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1997.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 6.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                             Three months ended June 30,
                                                                             ---------------------------
                                                                                1997             1996
                                                                             ----------       ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $   54,236       $   54,853
     Interest capitalized during the period                                      63,702           49,026
     Cash paid during the period for income taxes                                 2,400            2,400
Supplemental disclosure of noncash investing activities:
     Water rights acquired in exchange for common stock                       1,162,144             --
     Exchange of Series B convertible preferred stock                         4,000,000             --
     Deferred gain on sale of investment in limited liability company           113,333             --
     Issuance of note receivable                                              1,336,000             --
     Accrued closing costs                                                       60,242             --

                     WESTERN WATER COMPANY AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1998, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In 1994, due to the significant changes in the Company's business, an improvement of the Company's earnings potential and a change in direction of the intended method of disposing of the Company's discontinued silica operation, the Company determined that it was appropriate to effect a quasi-reorganization. The Company's Board of Directors authorized management to effect a quasi-reorganization effective October 1, 1994, which reorganization was ratified by the Company's stockholders in March 1995.

In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amounts of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994, the Company recognized a $1,830,914 write down in the value of its non-operational silica sorting and grinding plant (the "Silica Plant"). This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for resale ($454,604), water rights held for sale ($1,038,268), and water sale fees ($338,042). Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital.
Retained earnings in the future will reflect only the results of operations subsequent to October 1, 1994.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

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

In February 1997 the Company issued shares of its Series B Convertible Preferred Stock in the amount of $4,000,000 to two institutional investors, and in April 1997 the Company issued shares of its Series C Convertible Preferred Stock in the amount of $5,000,000. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price and, therefore, the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value. Such dividends are payable semi-annually. The first four semi-annual dividend payments may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing fully paid and nonassessable shares of Series C Preferred Stock of equal value. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid dividends thereon if the average trading price of the Common Stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

In April 1997 the Company sold its 35.3% interest in NLRC for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. The Company had acquired its interest in NLRC in October 1995 for $12,000,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three months ended June 30, 1997 and 1996.

                                  CONSOLIDATED

                                                 Three months ended June 30,
                                                 ----------------------------
                                                    1997               1996
                                                 ---------          ---------
Revenue                                          $  46,000          $  65,000
                                                 =========          =========

Income (Loss) from Continuing Operations
    Before Income Taxes                          $ 873,000          $(975,000)

Income Taxes                                        (2,000)            (2,000)
                                                 ---------          ---------

Income (Loss) from Continuing Operations           871,000           (977,000)

Discontinued Operations                               --              (17,000)
                                                 ---------          ---------

Net Income (Loss)                                $ 871,000          $(994,000)
                                                 =========          =========

Net Income (Loss) Common Per Share               $     .11          $    (.12)


The Company reports its continuing operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on periodic evaluations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate for the Cherry Creek Project. Accordingly, as properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Although the Company does have income from continuing operations for the three months ended June 30, 1997, management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1997.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                  WATER RIGHTS

                                       Three months ended June 30,
                                       ---------------------------
                                          1997              1996
                                       ---------         ---------
Revenue                                $  46,000         $  65,000

Cost of Revenue                           15,000            14,000
                                       ---------         ---------

Gross Profit                           $  31,000         $  51,000
                                       =========         =========


Water rights revenue consisted primarily of payments under the Cucamonga Water Fee Agreement. During Fiscal 1996, the Company acquired an additional 0.4878% interest in the Cucamonga Water Fee Agreement for $350,000, and now receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). The other cost of revenue in each period consists of amortization of the Cucamonga Water Fee Agreement.


                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                      Three months ended June 30,
                                                      ---------------------------
                                                         1997              1996
                                                      ----------         --------
General and Administrative Expenses                   $1,211,000         $578,000


General and administrative expenses for the three months ended June 30, 1997 increased by $633,000 from the comparable period ended June 30, 1996. The increase was primarily due to increased salaries and related expenses due to the addition of employees and increased consulting and travel expenses due to the Company's expanded efforts in developing its new water transfer program. In addition, during the quarter ended June 30, 1997, the Company incurred $225,000 in advisory fees in connection with programs to finance the acquisition of additional water rights.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          OTHER NON-SEGMENT INFORMATION

                                            Three months ended June 30,
                                            ----------------------------
                                               1997               1996
                                            -----------        ---------
Interest income                             $   281,000        $  85,000

Interest expense                               (338,000)        (361,000)

Loss from investment in limited
   liability company                           (308,000)        (176,000)

Gain on sale of investment in limited
   liability company, net                     2,426,000             --


Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum.

Interest income increased for the three months ended June 30, 1997 from the comparable period ended June 30, 1996 due to higher investment balances resulting from proceeds received from the sale of the Company's investment in NLRC and from the issuance of additional preferred stock.

Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 Debentures. Interest of $64,000 and $55,000 on debt incurred in connection with properties being developed was capitalized for the three months ended June 30, 1997 and 1996, respectively.

The Company accounted for its investment in NLRC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in NLRC. The Company sold its interest in NLRC in April 1997.


                             DISCONTINUED OPERATIONS

                                              Three months ended June 30,
                                              ---------------------------
                                                1997                1996
                                              -------             -------
Loss from Discontinued Operations             $  --               $16,000
                                              =======             =======

                     WESTERN WATER COMPANY AND SUBSIDIARIES

During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company has been liquidating the silica plant assets rather than selling the entire operation as a unit. Accordingly, the silica plant business is reported as a discontinued operation for the periods ended June 30, 1997 and 1996. Net assets of the discontinued operation at June 30, 1997 and 1996 consist primarily of property, plant, and equipment.

During the quarter ended June 30, 1997, the Company received $120,000 from the sale of silica plant assets. No gain or loss was recognized on the sale since the silica plant assets were previously written down to reflect this sale. As of June 30, 1997, the silica plant's book value is zero.

Loss from the silica plant operations for the quarter ended June 30, 1997 amounted to $6,708 and was offset against the accrual for additional anticipated operating losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997 the Company had working capital and a current ratio of $20,293,000 and 14.13 as compared to $3,787,000 and 4.62, respectively, at March 31, 1997. The Company's liquidity increased primarily due to $4,745,000 of proceeds received from the issuance in April 1997 of $5,000,000 of additional convertible preferred stock. In addition, the Company received $12,024,000 in April 1997 from the sale of its interest in NLRC.

Operating Activities. During the quarter ended June 30, 1997, the Company had net income of $870,991 and net cash used in operating activities of $821,191. Non-cash adjustments of $2,075,569, which reconciles net income to net cash used in operating activities, were comprised primarily of the gain on the sale of the Company's interest in NLRC.

Although there were no real estate sales during the three-month period ended June 30, 1997, the Company intends to continue such sales by marketing the additional 1,887 acres it is developing in Cherry Creek. The Company expects that its operating revenues will continue to be highly volatile. Future revenue from disposition of real estate will depend on the Company's ability to dispose of real estate parcels on acceptable terms. There can be no assurance that such disposition of real estate parcels can be made on acceptable terms. Revenue from sale of water or water rights will likewise be dependent on individually negotiated transactions. Revenues from leasing the Company's rice farms and ranches, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Accordingly, until the Company can increase its revenue from water sales of its own water rights, or of others acting as an agent, the Company's cash flow will principally be derived from the sale of its remaining real estate.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

Investing and Financing Activities. In April 1997, the Company received approximately $4,745,000 of net proceeds from the private placement of an additional 5,000 shares of its convertible preferred stock at a price of $1,000 per share. In addition, the Company sold its interest in NLRC for a price of $13,360,000, of which $12,024,000 was paid in cash.

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal year ending March 31, 1998 and fiscal years ending March 31, 1999, 2000, 2001 and 2002 are approximately $296,000, $368,000, $1,010,000, $1,794,000, and $54,000, respectively.

- The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

- The holders of Series C Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash.

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs in excess of revenue for a period of at least one year from the date of this report. The Company plans to meet its commitments thereafter from revenues derived from the sale of water or water rights, from refinancing or selling its remaining real estate assets and, if necessary, from future debt or equity financings.

The Company does not believe that inflation has had a material impact on its results of operations.

Subsequent Event. On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties. Closing is subject to due diligence and is expected to take place in about six months. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed as part of this report:

               27-Financial Data Schedule

          (b) A Current Report on Form 8-K dated April 21, 1997 was filed on May 1, 1997 to report matters under Item 2 and Item 5.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERN WATER COMPANY

Date:  August 12, 1997                      By: /s/ Peter L. Jensen
                                               ---------------------------
                                            Peter L. Jensen
                                            President

Date:  August 12, 1997                      By: /s/ Ronald I. Simon
                                                --------------------------
                                            Ronald I. Simon
                                            Chief Financial Officer