Form 10-Q
period 1997-09-30
WESTERN WATER CO
filed 1997-10-27
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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


                                 (619) 535-9282
              (Registrant's telephone number, including area code)

                                                                                                        NAME OF EACH EXCHANGE
                                                                  TITLE OF EACH CLASS                    ON WHICH REGISTERED
                                                                  -------------------                   ---------------------
Securities registered pursuant to Section 12(b) of the Act:              None                                 None

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


         YES       X                                       NO
            ---------------                                  ---------------


As of October 23, 1997, there were 8,235,949 shares of registrant's common stock issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                        Page
1                Financial statements:

                        Consolidated balance sheets-
                        September 30, 1997 and March 31, 1997                 3

                        Consolidated statements of operations-
                        Three months ended September 30, 1997 and 1996        4

                        Consolidated statements of operations-
                        Six months ended September 30, 1997 and 1996          5

                        Consolidated statements of cash flows-
                        Six months ended September 30, 1997 and 1996          6

                        Notes to consolidated financial statements            7

2                Management's discussion and analysis of financial
                 condition and results of operations                          11



                           PART II - OTHER INFORMATION

6                Exhibits and Reports on Form 8-K                             19

                 Signatures                                                   20

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         September 30 and March 31, 1997

ASSETS

                                                                                               1997
                                                                                   ----------------------------
                                                                                   September 30,     March 31,
                                                                                   -------------   ------------
                                                                                   (Unaudited)
Current Assets:
         Cash and cash equivalents                                                 $ 11,366,052    $  3,022,008
         Short-term investment in available-for-sale securities                       6,311,821       1,034,096
         Current portion of notes receivables                                           314,159         563,629
         Other current assets                                                           482,118         214,170
                                                                                   ------------    ------------
                Total Current Assets                                                 18,474,150       4,833,903

Notes receivable, less current portion                                                1,509,291       1,799,094
Land held for sale                                                                    5,001,527       5,078,521
Water rights (Note 2)                                                                14,231,667      12,400,686
Other water assets, net of accumulated amortization                                   3,201,824       3,212,996
Investment in limited liability company (Note 3)                                              -      11,068,188
Debt issue costs, net of accumulated amortization                                       654,726         695,670
Discontinued operation, net                                                                   -         120,000
Property and equipment, net of accumulated depreciation                                 104,959         108,994
Investment in available-for-sale security                                             1,703,597               -
Other assets                                                                             65,344         157,306
                                                                                   ------------    ------------

                                                                                   $ 44,947,085    $ 39,475,358
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                          $     84,820    $    127,883
         Accrued expenses                                                               476,740         682,518
         Accrued interest                                                                37,595         119,104
         Current maturities of long-term debt                                           243,997         117,315
                                                                                   ------------    ------------

                Total Current Liabilities                                               843,152       1,046,820

Deposit                                                                                       -         100,000
Deferred gain on sale (Note 3)                                                          103,333               -
Long-term debt, less current maturities                                               2,331,113       2,840,860
9% Convertible subordinated debentures                                               15,000,000      15,000,000
                                                                                   ------------    ------------

                Total Liabilities                                                    18,277,598      18,987,680
                                                                                   ------------    ------------

Series C convertible redeemable preferred stock, $1,000 stated value, 1,000,000 shares authorized; 9,135 and zero shares issued and outstanding at
 September 30 and March 31, 1997, respectively                                        8,702,295               -
                                                                                   ------------    ------------

Stockholders' Equity:
         Series B convertible preferred stock, $1,000 stated value, 1,000,000 shares authorized; zero and 4,000 shares issued and outstanding at
            September 30 and March 31, 1997, respectively                                     -       3,807,517
         Common stock, $0.001 par value, 20,000,000 shares
            authorized; 8,235,949 and 8,134,796 shares issued and outstanding at
            September 30 and March 31, 1997, respectively                                 8,236           8,135
         Additional paid-in capital                                                  23,934,837      22,705,957
         Unrealized gain (loss) on investment securities                                344,757         (28,040)
         Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
            quasi-reorganization of October 1, 1994)                                 (6,320,638)     (6,005,891)
                                                                                   ------------    ------------

                Total Stockholders' Equity                                           17,967,192      20,487,678
                                                                                   ------------    ------------

                                                                                   $ 44,947,085    $ 39,475,358
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations


                 Three months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                    1997            1996
                                                                                ------------    -----------
Revenue:
    Water                                                                        $   650,057    $    57,771
    Real estate                                                                      490,000        150,000
                                                                                 -----------    -----------
                                                                                   1,140,057        207,771
                                                                                 -----------    -----------

Cost of Revenue:
    Water                                                                            697,671         14,631
    Real estate                                                                      107,152         97,185
                                                                                 -----------    -----------
                                                                                     804,823        111,816
                                                                                 -----------    -----------

                 Gross Profit                                                        335,234         95,955

General and Administrative Expenses                                                1,322,095        482,475
                                                                                 -----------    -----------

                 Operating Income (Loss)                                            (986,861)      (386,520)
                                                                                 -----------    -----------

Other Income (Expenses):
    Interest income                                                                  321,957         88,127
    Interest expense                                                                (337,500)      (359,803)
    Loss from investment in limited liability company (Note 3)                             -       (321,721)
    Gain on sale of investment in limited liability company, net (Note 3)             10,000              -
    Other                                                                             16,513        (30,960)
                                                                                 -----------    -----------
                                                                                      10,970       (624,357)
                                                                                 -----------    -----------

Income (Loss) from Continuing Operations
    Before Income Taxes                                                             (975,891)    (1,010,877)

Income Taxes (Note 5)                                                                      -              -
                                                                                 -----------    -----------

Income (Loss) from Continuing Operations                                            (975,891)    (1,010,877)

Discontinued Operations                                                                    -        (14,633)
                                                                                 -----------    -----------

                 Net Income  (Loss)                                                 (975,891)    (1,025,510)
Accretion of preferred stock to redemption value                                      14,991              -
Preferred stock dividend                                                             194,856              -
                                                                                 -----------    -----------
                 Net income (loss) applicable to common stock                    $(1,185,738)   $(1,025,510)
                                                                                 ===========    ===========


Income (Loss) Per Common Share including effects of accretion and preferred stock dividend:
     Continuing operations                                                       $     (0.14)   $     (0.13)
     Discontinued operations                                                               -              -
                                                                                 -----------    -----------

Net Income (Loss) Per Common Share                                               $     (0.14)   $     (0.13)
                                                                                 ===========    ===========

Average Common Shares Outstanding                                                  8,235,969      8,070,961
                                                                                 ===========    ===========

See accompanying notes to consolidated finnancial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Six months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                     1997            1996
                                                                                  -----------     -----------
Revenue:
         Water                                                                    $   695,649     $   123,144
         Real estate                                                                  490,000         150,000
                                                                                  -----------     -----------
                                                                                    1,185,649         273,144
                                                                                  -----------     -----------

Cost of Revenue:
         Water                                                                        712,252          29,212
         Real estate                                                                  107,152          97,184
                                                                                  -----------     -----------
                                                                                      819,404         126,396
                                                                                  -----------     -----------
                       Gross Profit                                                   366,245         146,748

General and Administrative Expenses                                                 2,533,283       1,060,269
                                                                                  -----------     -----------
                       Operating Income (Loss)                                     (2,167,038)       (913,521)
                                                                                  -----------     -----------
Other Income (Expenses):
         Interest income                                                              602,728         173,586
         Interest expense                                                            (675,000)       (720,486)
         Loss from investment in limited liability company (Note 3)                  (307,623)       (498,112)
         Gain on sale of investment in limited liability company, net (Note 3)      2,435,860               -
         Other                                                                          8,573         (27,399)
                                                                                  -----------     -----------
                                                                                    2,064,538      (1,072,411)
                                                                                  -----------     -----------
Income (Loss) from Continuting Operations
         Before Income Taxes                                                         (102,500)     (1,985,932)

Income Taxes (Note 5)                                                                   2,400           2,400
                                                                                  -----------     -----------

Income (Loss) from Continuing Operations                                             (104,900)     (1,988,332)

Discontinued Operations                                                                     -         (31,092)
                                                                                  -----------     -----------

                       Net Income  (Loss)                                            (104,900)     (2,019,424)
Accretion of preferred stock to redemption value                                       14,991               -
Preferred stock dividend                                                              194,856               -
                                                                                  -----------     -----------
                       Net income (loss) applicable to common stock               $  (314,747)    $(2,019,424)
                                                                                  ===========     ===========

Income (Loss) Per Common Share including effects of accretion and preferred stock dividend:
         Continuing operations                                                    $     (0.04)    $     (0.25)
         Discontinued operations                                                            -               -
                                                                                  -----------     -----------

Net Income (Loss) Per Common Share                                                $     (0.04)    $     (0.25)
                                                                                  ===========     ===========

Average Common Shares Outstanding                                                   8,191,606       8,069,730
                                                                                  ===========     ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Six months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                 1997            1996
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                  $   (104,900)    $ (2,019,424)
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
                 Depreciation and amortization                                    81,830           67,218
                 Compensation expense on unexercised stock options                69,428                -
                 Gain on sale of investment in limited liability company      (2,435,860)               -
                 Loss from investment in limited liability company               307,623          498,112
                 Gain on disposition of available-for-sale securities            (12,711)               -
                 Changes in assets and liabilities:
                    (Increase) decrease in:
                       Other current assets                                     (267,948)        (120,253)
                       Land held for sale                                         76,994         (229,720)
                       Other assets                                               91,962                -
                    Increase (decrease) in:
                      Accounts payable                                          (103,305)         (95,271)
                      Accrued expenses                                          (205,778)         (97,220)
                      Accrued interest                                           (81,509)          33,543
                      Deposit                                                   (100,000)               -
                                                                            ------------     ------------
                  Net cash used in operating activities                       (2,684,174)      (1,963,015)
                                                                            ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES
         Proceeds from disposition of discontinued operation                     120,000                -
         Proceeds from sale of investment in limited liability company        12,024,000                -
         Purchase of property and equipment                                       (7,688)         (13,387)
         Purchase of available-for-sale securities                            (7,105,411)               -
         Sales of available-for-sale securities                                1,868,436          978,250
         Sales of water rights                                                   683,089                -
         Additions to water rights                                              (391,076)               -
         Purchase of water rights                                               (960,850)        (121,327)
         Additions to other water assets                                         (17,991)         (13,835)
                                                                            ------------     ------------
                  Net cash provided by investing activities                    6,212,509          829,701
                                                                            ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible
            preferred stock                                                    5,000,000                -
         Payment of private placement costs                                     (255,212)               -
         Preferred dividend paid                                                 (59,856)               -
         Proceeds from options                                                         -           92,437
         Payments to acquire treasury stock                                       (2,591)            (471)
         Principal payments received on notes receivable                         516,433          612,023
         Principal payments on notes payable                                    (383,065)         (79,060)
                                                                            ------------     ------------
                 Net cash provided by financing activities                     4,815,709          624,929
                                                                            ------------     ------------


Net increase (decrease) in cash and cash equivalents                           8,344,044         (508,385)
Cash and Cash Equivalents, beginning of period                                 3,022,008          540,883
                                                                            ------------     ------------
Cash and Cash Equivalents, end of period                                    $ 11,366,052     $     32,498
                                                                            ============     ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of September 30, 1997, the statements of operations for the three and six months ended September 30, 1997 and 1996, and the statements of cash flows for the six months ended September 30, 1997 and 1996. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies ("the Company").

        The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1997.

        Income (Loss) Per Common Share

        Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The dilutive effect of the securities for the calculation of primary and fully diluted income per share are not materially different for the three and six months ended September 30, 1997. Securities for the calculation of primary and fully diluted loss per share for the three and six months ended September 30, 1996 are excluded as their effect is anti-dilutive.

        The income (loss) per common share computations for the three and six months ended September 30, 1997 were adjusted to include the Series C Convertible Redeemable Preferred Stock dividend. Accordingly, net income
        (loss) was decreased by $194,856 for the income (loss) per common share computation.

        Reclassifications

        Certain reclassifications of prior period amounts have been made in order to conform to the current period presentation.

NOTE 2. WATER RIGHTS:

        In June 1997, the Company issued 88,238 shares of its common stock ("Common Stock") to acquire 400 acre feet of water rights located in the Central Water Basin, Los Angeles County, California, for a purchase price of $1,280,000. The Company guaranteed the price of its stock, within a range, and had accrued liabilities of $117,856 related thereto. The Common Stock issued has been recorded at the purchase price less the amount of the accrued guarantee payment.

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

        On April 23, 1997, the Company sold its interest in NLRC for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of the Global Equity Corporation. As of September 30, 1997, the Global Equity Corporation shares were valued at $1,703,597 and classified as "Investment in available-for-sale security" on the balance sheet. In connection with the sale, NLRC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and an affiliate of Morgan Stanley. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. The consolidated financial statements of the Company include the accounts of Western Agua, L.P. In exchange for providing consulting services to NLRC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of NLRC or refinancing of NLRC, or other revenues derived from the disposition of NLRC by the new owners after they both recoup their investment in NLRC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale.

        The following information reflects operations of NLRC for the period from January 1, 1997 through April 23, 1997 (date of sale) and for the three months ended March 31, 1996:


                              For the three    For the period    For the period      For the three
                              months ended     April 1 through   January 1 through   months ended
                              March 31, 1997   April 23, 1997    April 23, 1997      March 31, 1996
                              ---------------------------------------------------------------------

Net operating revenues         $   535,085       $  (2,515)        $   532,570         $ 312,135
General and administrative
   Expenses                      1,250,076         153,947           1,404,023           856,826
                               -----------       ---------         -----------         ---------

Net loss                       $  (714,991)      $(156,462)        $  (871,453)        $(544,690)
                               ===========       =========         ===========         =========

Company's share of net loss    $  (252,392)      $( 55,231)        $  (307,623)        $(176,391)
                               ===========       =========         ===========         =========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3. INVESTMENT IN LIMITED LIABILITY COMPANY:  (CONTINUED)

        As a result of the sale of the Company's interest in NLRC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242. In addition, the Company deferred $120,000 of the gain relating to estimated future consulting services that will be provided in accordance with the Consulting Agreement. For the three and six months ended September 30, 1997, $10,000 and $16,667, respectively, of the deferred gain has been realized.

NOTE 4. PREFERRED STOCK:

        In April 1997, the Company privately placed $9,000,000 of a new series of its convertible redeemable preferred stock. As a result of the private placement, the Company received $4,744,788 in cash, net of $255,212 of costs, and exchanged all 4,000 outstanding shares of its Series B Convertible Preferred Stock for the new Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value of $447,695 is being accreted by periodic charges to accumulated deficit until the redemption date in April 2007. Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

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

        On July 15, 1997, the Company paid dividends of $194,856, $59,856 was paid in cash and $135,000 was paid through the issuance of 135 shares of Series C Preferred Stock.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 5. INCOME TAXES:

        Management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 1997.

NOTE 6. PROPOSED ACQUISITION:

        On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties. Closing is subject to due diligence and is expected to take place in the first half of 1998. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years.

NOTE 7. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                         Six months ended September 30
                                                         -----------------------------
                                                             1997            1996
                                                             ----            ----
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest               $  883,043    $784,512
     Interest capitalized during the period                    126,534      97,570
     Cash paid during the period for income taxes                2,400       2,400
Supplemental disclosure of noncash investing activities:
     Water rights acquired in exchange for common stock      1,162,144           -
     Exchange of Series B convertible preferred stock        4,000,000           -
     Deferred gain on sale of investment in limited
        liability company                                      103,333           -
     Issuance of note receivable                             1,336,000           -
     Note receivable converted into investment in
        available-for-sale security                          1,358,840           -
     Accrued closing costs                                      60,242           -
     Preferred stock issued in lieu of cash dividend           135,000           -
     Accretion of preferred stock issuance costs                14,991           -
     Common stock issued upon exercise of stock options             13

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

In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amounts of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994, the Company recognized a $1,830,914 write down in the value of its non-operational silica sorting and grinding plant (the "Silica Plant"). This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale ($454,604), water rights ($1,038,268), and water sale fees ($338,042). Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Retained earnings in the future will reflect only the results of operations subsequent to October 1, 1994.

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

In February 1997 the Company issued shares of its Series B Convertible Preferred Stock in the amount of $4,000,000 to two institutional investors, and in April 1997 the Company issued shares of its Series C Convertible Preferred Stock ("Series C Preferred Stock") in the amount of $5,000,000. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price and, therefore, the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value. Such dividends are payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing fully paid and nonassessable shares of Series C Preferred Stock of equal value. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid dividends thereon if the average trading price of the Common Stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

In April 1997 the Company sold its 35.3% interest in NLRC for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. In August 1997, the $1,336,000 promissory note and the related accrued interest of $22,480 was converted into 723,911 common shares of Global Equity Corporation, a Canadian corporation whose shares are traded on the Toronto Stock Exchange and the Montreal Exchange. The Company had acquired its interest in NLRC in October 1995 for $12,000,000.

On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties. Closing is subject to due diligence and is expected to take place in first half 1998. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and six months ended September 30, 1997 and 1996.

                                  CONSOLIDATED

                                                 Three months ended               Six months ended
                                                    September 30,                   September 30,
                                            -----------------------------------------------------------
                                                1997           1996             1997            1996
                                                ----           ----             ----            ----
Revenue                                     $ 1,140,000     $   208,000     $ 1,186,000     $   273,000
                                            ===========     ===========     ===========     ===========

Income (Loss) from Continuing Operations
    Before Income Taxes                     $  (976,000)    $(1,011,000)    $  (103,000)    $(1,986,000)

Income Taxes                                      -               -               2,000           2,000
                                            -----------     -----------     -----------     -----------

Income (Loss) from Continuing Operations       (976,000)     (1,011,000)       (105,000)     (1,988,000)

Discontinued Operations                           -             (15,000)           -            (31,000)
                                            -----------     -----------     -----------     -----------

Net Income (Loss)                              (976,000)     (1,026,000)       (105,000)     (2,019,000)

Accretion of preferred stock to
    redemption value                             15,000           -              15,000           -

Preferred stock dividend                        195,000           -             195,000           -
                                            -----------     -----------     -----------     -----------

Net Income (Loss) applicable to
     common stock                           $(1,186,000)    $(1,026,000)    $  (315,000)    $(2,019,000)
                                            ===========     ===========     ===========     ===========

Net Income (Loss) Common Per Share          $      (.14)    $      (.13)    $      (.04)    $      (.25)



The Company reports its continuing operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on periodic evaluations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate for the Cherry Creek Project.
Accordingly, as properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 1997.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                  WATER RIGHTS

                         Three months ended        Six months ended
                            September 30,            September 30,
                       -----------------------------------------------
                          1997         1996        1997         1996
                          ----         ----        ----         ----
Revenue                $ 650,000     $58,000    $ 696,000     $123,000

Cost of Revenue          698,000      15,000      712,000       29,000
                       ---------     -------    ---------     --------
Gross Profit (Loss)    $ (48,000)    $43,000    $ (16,000)    $ 94,000
                       =========     =======    =========     ========


Water rights revenue for the three and six months ended September 30, 1997 consisted primarily of a one-time sale of water rights in Cherry Creek for $600,000 and the remaining revenue resulted from payments under the Cucamonga Water Fee Agreement. Water rights revenue for the three and six months ended September 30, 1996 resulted from payments under the Cucamonga Fee Agreement. During Fiscal 1996, the Company acquired an additional 0.4878% interest in the Cucamonga Water Fee Agreement for $350,000, and now receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). Cost of revenue for the three and six months ended September 30, 1997 includes the allocated purchase price of the water rights sold, directly related development costs, sales commissions, other sales costs and amortization of the Cucamonga Water Fee Agreement.


                                   REAL ESTATE

                    Three months ended       Six months ended
                       September 30,           September 30,
                   --------------------------------------------
                     1997        1996        1997        1996
                     ----        ----        ----        ----
Revenue            $490,000    $150,000     490,000    $150,000

Cost of Revenue     107,000      97,000     107,000      97,000
                   --------    --------    --------    --------
Gross Profit       $383,000    $ 53,000    $383,000    $ 53,000
                   ========    ========    ========    ========


The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. Real estate revenue for the three and six months ended September 30, 1997 was from the sale of 97 acres of its Cherry Creek property. Real estate revenue for the three and six months ended September 30, 1996 was from the sale of 35 acres of its Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                       GENERAL AND ADMINISTRATIVE EXPENSES

                                         Three months ended         Six months ended
                                            September 30,             September 30,
                                       --------------------------------------------------
                                          1997         1996         1997          1996
                                          ----         ----         ----          ----
General and Administrative Expenses    $1,322,000    $482,000    $2,533,000    $1,060,000


General and administrative expenses for the three and six months ended September 30, 1997 increased by $840,000 and $1,473,000, respectively, from the comparable period ended September 30, 1996. The increase was primarily due to additional salaries and related expenses due to the addition of eight employees and increased consulting and travel expenses incurred in connection with the Company's expanded efforts in developing its new water transfer program. In addition, during the three and six months ended September 30, 1997, the Company incurred $25,000 and $250,000, respectively, in advisory fees in connection with programs to finance the acquisition of additional water rights. Legal and accounting expenses for the three and six months ended September 30, 1997 increased by $177,000 and $137,000, respectively, from the comparable period ended September 30, 1996. The increase was primarily due to the resolution of certain outstanding legal matters and increased accounting consultation.


                          OTHER NON-SEGMENT INFORMATION

                                            Three months ended             Six months ended
                                               September 30,                 September 30,
                                         ------------------------------------------------------
                                            1997          1996           1997           1996
                                            ----          ----           ----           ----
Interest income                          $ 322,000     $  88,000     $   603,000     $ 174,000

Interest expense                          (338,000)     (360,000)       (675,000)     (720,000)

Loss from investment in limited
   liability company                             -       321,000        (308,000)     (498,000)

Gain on sale of investment in limited
   liability company, net                   10,000             -       2,436,000             -


Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum.

Interest income increased for the three and six months ended September 30, 1997 from the comparable period ended September 30, 1996 due to higher investment balances resulting from proceeds received from the sale of the Company's investment in NLRC and from the issuance of additional preferred stock.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 principal amount of outstanding Debentures. Interest of $62,832 and $48,544 and $126,534 and $97,570 on debt incurred in connection with properties being developed was capitalized for the three and six months ended September 30, 1997 and 1996, respectively.

The Company accounted for its investment in NLRC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in NLRC. The Company sold its interest in NLRC in April 1997. In addition, the Company recognized $10,000 and $16,667 of deferred gain relating to estimated future consulting services that will be provided in accordance with the Consulting Agreement for the three and six months ended September 30, 1997.


                             DISCONTINUED OPERATIONS

                                    Three months ended   Six months ended
                                       September 30,       September 30,
                                    -------------------------------------
                                     1997       1996     1997       1996
                                     ----       ----     ----       ----
Loss from Discontinued Operations     $ --    $15,000     $ --    $31,000
                                     =====    =======    =====    =======


During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company has been liquidating the silica plant assets rather than selling the entire operation as a unit. Accordingly, the silica plant business is reported as a discontinued operation for the period ended September 30, 1996. Net assets of the discontinued operation at March 31, 1997 consist primarily of property, plant, and equipment.

The Company completed the sale of the silica plant assets in September 1997. During the three months and six months ended September 30, 1997, the Company received $40,000 and $120,000, respectively, from the sale of silica plant assets. No gain or loss was recognized on the sale since the silica plant assets were previously written down to reflect this sale.

Loss from the silica plant operations for the three months ended September 30, 1997 amounted to $8,602 and was offset against the accrual for additional anticipated operating losses.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face

                     WESTERN WATER COMPANY AND SUBSIDIARIES
of the income statement for all entities with a complex capital structure and requires a certain reconciliation to be disclosed. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that adoption of SFAS No. 128 will not have a material effect on the earnings per share amounts for future periods.

In addition, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and "SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997 the Company had working capital and a current ratio of $17,630,997 and 21.91 as compared to $3,787,083 and 4.62, respectively, at March 31, 1997. The Company's liquidity increased primarily due to of net proceeds of $4,744,788 received from the issuance in April 1997 of $5,000,000 of additional convertible preferred stock. In addition, the Company received $12,024,000 in April 1997 from the sale of its interest in NLRC.

Operating Activities. For the six months ended September 30, 1997, the Company had net loss of $104,900 and net cash used in operating activities of $2,684,174. Non-cash adjustments of $1,989,692, primarily relating to the gain on the sale of the Company's interest in NLRC, are the most significant factors in addition to the net loss that comprised the net cash used in operating activities.

For the six months ended September 30, 1997, the Company completed its first sale of water rights and continued to receive revenue from the sale of portions of its real property located in the Cherry Creek basin. The Company intends to continue such sales by marketing a significant portion of the additional 1,790 acres it is developing in Cherry Creek. The Company expects that its operating revenues will continue to be highly volatile.

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

The Company's principal business plan is to develop, package and sell its water and water rights to municipalities and other water users and to provide a variety of water-related services to unaffiliated owners of water rights. Accordingly, as a normal course of business, the Company has and plans to enter

                     WESTERN WATER COMPANY AND SUBSIDIARIES
into water purchase and sales agreements. These agreements are typically subject to various conditions which have to be met before a sale or purchase can take place. Management believes that the Company will not have significant obligations to purchase or sell water and water rights without other, offsetting obligations which will minimize its net commitment.

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

The Company is committed to certain material expenditures over the next several years, including the following:

o Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal year ending March 31, 1998 and fiscal years ending March 31, 1999, 2000, 2001 and 2002 are approximately $240,000, $368,000, $1,055,000, $1,198,000, and $54,000, respectively.

o The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

o The holders of Series C Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash.

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs for a period of at least one year from the date of this report. The Company plans to meet its commitments thereafter from revenues derived from the sale of water or water rights, from refinancing or selling its remaining real estate assets and, if necessary, from future debt or equity financings.

The Company does not believe that inflation has had a material impact on its results of operations.

On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties. Closing is subject to due diligence and is expected to take place in first half 1998. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years. The Company is considering obtaining financing to effect the foregoing acquisition. However, in the event the Company uses its existing capital resources to pay the purchase price of the Willows Water District assets, it could adversely affect the Company's working capital balances.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In June 1997, the Company entered into a water sale agreement with Santa Margarita Water District ("SMW") pursuant to which SMW agreed, subject to certain conditions still to be satisfied, to purchase from a subsidiary of the Company 10,000 acre-feet of water annually during each of the next ten years. In September 1997, the Company entered into a water purchase agreement with the San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre-feet of surplus California State Water Project water during the next ten years. SMW operates within the service area of The Metropolitan Water District of Southern California ("MWD").

        On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMW. The complaint seeks injunctive and declaratory relief and a petition for writ of mandate. The complaint alleges that the Company and SMW acted as agents or co-conspirators with SBVMWD in attempting to facilitate the sale of water by SBVMWD in MWD's service area. MWD alleges that the California constitution and SBVMWD's contract with the California Department of Water Resources ("DWR") prohibit the sale by SBVMWD of water into MWD's service area without obtaining the consent of DWR and MWD. Accordingly, MWD has asked the court to (i) enjoin SBVMWD from selling its water for use within MWD's service area without the express written consent of DWR and MWD and (ii) issue a peremptory writ of mandate directing SBVMWD to set aside its agreement with the Company, to prepare an environment impact report, and to comply with the California Environmental Quality Act.

        The Company is currently evaluating MWD's complaints. As of the date of this report, the Company has not yet filed an answer or otherwise responded to the complaint. The Company believes that this lawsuit will not have a material adverse impact on the Company's financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are filed as part of this report:

                    27-Financial Data Schedule

        (b) No reports on Form 8-K were filed during the prior fiscal quarter.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WESTERN WATER COMPANY

Date:  October 24, 1997                   By: /s/ PETER L. JENSEN
                                              -------------------------
                                          Peter L. Jensen
                                          President

Date:  October 24, 1997                   By: /s/ RONALD I. SIMON
                                              -------------------------
                                          Ronald I. Simon
                                          Chief Financial Officer