Form 10-Q
period 1997-12-31
WESTERN WATER CO
filed 1998-01-29
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                       -----------------------------------


                                    FORM 10-Q

                               -----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



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

                                                                                        NAME OF EACH EXCHANGE
Securities registered pursuant to Section 12(b) of the Act:     TITLE OF EACH CLASS     ON WHICH REGISTERED
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


         YES      X                                         NO
            ------------                                      ------------

As of January 22, 1998, there were 8,235,816 shares of registrant's common stock issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item                                                                           Page
----                                                                           ----
1              Financial statements:

                     Consolidated balance sheets-
                     December 31, 1997 and March 31, 1997                        3

                     Consolidated statements of operations-
                     Three months ended December 31, 1997 and 1996               4

                     Consolidated statements of operations-
                     Nine months ended December 31, 1997 and 1996                5

                     Consolidated statements of cash flows-
                     Nine months ended December 31, 1997 and 1996                6

                     Notes to consolidated financial statements                  7

2              Management's discussion and analysis of financial
               condition and results of operations                               12



                           PART II - OTHER INFORMATION

6              Exhibits and Reports on Form 8-K                                  21

               Signatures                                                        22

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                         December 31 and March 31, 1997

ASSETS                                                                                            1997
                                                                                     ------------------------------
                                                                                     December 31,        March 31,
                                                                                     ------------      ------------
                                                                                     (Unaudited)
Current Assets:
         Cash and cash equivalents                                                   $  7,529,730      $  3,022,008
         Short-term investment in available-for-sale securities                         8,908,890         1,034,096
         Current portion of notes receivables                                             317,534           563,629
         Other currents assets                                                            724,430           214,170
                                                                                     ------------      ------------
             Total Current Assets                                                      17,480,584         4,833,903

Notes receivable, less current portion                                                  1,414,807         1,799,094
Land held for sale                                                                      3,831,924         5,078,521
Water rights (Note 2)                                                                  15,617,140        12,400,686
Other water assets, net of accumulated amortization                                     3,187,243         3,212,996
Investment in limited liabillity company (Note 3)                                            --          11,068,188
Debt issue costs, net of accumulated amortization                                         634,254           695,670
Discontinued operation, net                                                                  --             120,000
Property and equipment, net of accumulated depreciation                                    92,204           108,994
Investment in available-for-sale security                                               1,722,632              --
Other assets                                                                                4,000           157,306
                                                                                     ------------      ------------
                                                                                     $ 43,984,788      $ 39,475,358
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                            $     25,408      $    127,883
         Accrued expenses                                                                 650,185           682,518
         Accrued interest                                                                 380,363           119,104
         Current maturities of long-term debt                                              51,138           117,315
                                                                                     ------------      ------------
             Total Current Liabilities                                                  1,107,094         1,046,820

Deposit                                                                                      --             100,000
Deferred gain on sale (Note 3)                                                             93,333              --
Long-term debt, less current maturities                                                 1,028,470         2,840,860
9% Convertible subordinated debentures                                                 15,000,000        15,000,000
                                                                                     ------------      ------------
             Total Liabilities                                                         17,228,897        18,987,680
                                                                                     ============      ============

Series C convertible redeemable preferred stock, $1,000 stated value, 1,000,000 shares authorized; 9,135 and zero shares issued and outstanding at
 December 31 and March 31, 1997, respectively                                           8,710,015              --
                                                                                     ------------      ------------
Stockholders' Equity:
         Series B convertible preferred stock, $1,000 stated value, 1,000,000 shares authorized; zero and 4,000 shares issued and outstanding at
            December 31 and March 31, 1997, respectively                                     --           3,807,517
         Common stock, $0.001 par value, 20,000,000 shares
            authorized; 8,235,816 and 8,134,796 shares issued and outstanding at
            December 31 and March 31, 1997, respectively                                    8,236             8,135
         Additional paid-in capital                                                    23,975,980        22,705,957
         Unrealized gain (loss) on investment securities                                  363,792           (28,040)
         Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
            quasi-reorganization of October 1, 1994)                                   (6,302,132)       (6,005,891)
                                                                                     ------------      ------------
             Total Stockholders' Equity                                                18,045,876        20,487,678
                                                                                     ------------      ------------
                                                                                     $ 43,984,788      $ 39,475,358
                                                                                     ============      ============



See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations


                  Three months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                      1997             1996
                                                                                   -----------      -----------
Revenue:
         Water                                                                     $   196,253      $    44,953
         Real estate                                                                 2,500,000          167,500
                                                                                   -----------      -----------
                                                                                     2,696,253          212,453
                                                                                   -----------      -----------
Cost of Revenue:
         Water                                                                         140,405           14,581
         Real estate                                                                 1,322,020           18,913
                                                                                   -----------      -----------
                                                                                     1,462,425           33,494
                                                                                   -----------      -----------
                   Gross Profit                                                      1,233,828          178,959

General and Administrative Expenses                                                  1,314,120          639,233
                                                                                   -----------      -----------
                   Operating Income (Loss)                                             (80,292)        (460,274)
                                                                                   -----------      -----------
Other Income (Expenses):
         Interest income                                                               277,435           93,131
         Interest expense                                                             (337,500)        (362,864)
         Loss from investment in limited liability company (Note 3)                       --           (222,097)
         Gain on sale of investment in limited liability company, net (Note 3)          10,000             --
         Other                                                                         156,584           23,548
                                                                                   -----------      -----------
                                                                                       106,519         (468,282)
                                                                                   -----------      -----------
Income (Loss) from Continuting Operarions
         Before Income Taxes                                                            26,227         (928,556)

Income Taxes (Note 5)                                                                     --               --
                                                                                   -----------      -----------

Income (Loss) from Continuing Operations                                                26,227         (928,556)

Discontinued Operations                                                                   --            (19,851)
                                                                                   -----------      -----------

                   Net Income  (Loss)                                                   26,227         (948,407)
Accretion of preferred stock to redemption value                                         7,720             --
Preferred stock dividend                                                                  --               --
                                                                                   -----------      -----------
                   Net Income (Loss) applicable to common stock                    $    18,507      $  (948,407)
                                                                                   ===========      ===========

Basic and Diluted Net Income (Loss) per common share including effects of accretion and preferred stock dividend:
         Continuing operations
         Discontinued operations                                                   $      --        $     (0.11)
                                                                                          --              (0.01)
                                                                                   -----------      -----------
         Net Income (Loss)
                                                                                   $      --        $     (0.12)
                                                                                   ===========      ===========



See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Nine months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                      1997              1996
                                                                                   -----------      -----------
Revenue:
         Water                                                                     $   891,902      $   168,097
         Real estate                                                                 2,990,000          317,500
                                                                                   -----------      -----------
                                                                                     3,881,902          485,597
                                                                                   -----------      -----------

Cost of Revenue:
         Water                                                                         852,657           43,793
         Real estate                                                                 1,429,172          116,097
                                                                                   -----------      -----------
                                                                                     2,281,829          159,890
                                                                                   -----------      -----------
                   Gross Profit                                                      1,600,073          325,707
General and Administrative Expenses                                                  3,847,403        1,699,502
                                                                                   -----------      -----------
                   Operating Income (Loss)                                          (2,247,330)      (1,373,795)
                                                                                   -----------      -----------

Other Income (Expenses):
         Interest income                                                               880,164          266,717
         Interest expense                                                           (1,012,500)      (1,083,350)
         Loss from investment in limited liability company (Note 3)                   (307,623)        (720,209)
         Gain on sale of investment in limited liability company, net (Note 3)       2,445,860             --
         Other                                                                         165,155           (3,851)
                                                                                   -----------      -----------
                                                                                     2,171,056       (1,540,693)
                                                                                   -----------      -----------
Income (Loss) from Continuting Operarions
         Before Income Taxes                                                           (76,274)      (2,914,488)

Income Taxes (Note 5)                                                                    2,400            2,400
                                                                                   -----------      -----------

Income (Loss) from Continuing Operations                                               (78,674)      (2,916,888)

Discontinued Operations                                                                   --            (50,943)
                                                                                   -----------      -----------
                   Net Income  (Loss)                                                  (78,674)      (2,967,831)
Accretion of preferred stock to redemption value                                        22,711             --
Preferred stock dividend                                                               194,856             --
                                                                                   -----------      -----------
                   Net Income (Loss) applicable to common stock                    $  (296,241)     $(2,967,831)
                                                                                   ===========      ===========

Basic and Diluted Net Income (Loss) per common share including effects of accretion and preferred stock dividend:
         Continuing operations                                                     $     (0.04)     $     (0.36)
         Discontinued operations                                                          --              (0.01)
                                                                                   -----------      -----------

         Net Income (Loss)                                                         $     (0.04)     $     (0.37)
                                                                                   ===========      ===========



See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Nine months ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                                 1997             1996
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $    (78,674)     $ (2,967,831)
         Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
                Depreciation and amortization                                    126,212           114,584
                Compensation expense on unexercised stock options                112,501              --
                Gain on sale of investment in limited liability company       (2,445,860)             --
                Loss on disposition of property and equipment                      3,423              --
                Loss from investment in limited liability company                307,623           720,209
                Gain on disposition of available-for-sale securities             (12,711)             --
                Changes in assets and liabilities:
                   (Increase) decrease in:
                      Other current assets                                      (510,260)          (10,935)
                      Land held for sale                                       1,246,597          (224,573)
                      Other assets                                               153,306              --
                   Increase (decrease) in:
                     Accounts payable                                           (162,717)         (188,664)
                     Accrued expenses                                            (32,333)          (32,092)
                     Accrued interest                                            261,259           213,306
                     Deposit                                                    (100,000)             --
                                                                            ------------      ------------
              Net cash used in operating activities                           (1,131,634)       (2,375,996)
                                                                            ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from disposition of discontinued operation                     120,000              --
         Proceeds from sale of investment in limited liability company        12,024,000              --
         Purchase of property and equipment                                       (7,688)          (32,161)
         Purchase of available-for-sale securities                           (12,041,416)             --
         Sales of available-for-sale securities                                4,207,373         1,407,754
         Sales of water rights                                                   808,913              --
         Additions to water rights                                            (2,288,306)             --
         Purchase of water rights                                               (574,917)         (246,381)
         Additions to other water assets                                         (17,991)          (30,658)
                                                                            ------------      ------------
              Net cash provided by investing activities                        2,229,968         1,098,554
                                                                            ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of convertible
            preferred stock                                                    5,000,000              --
         Payment of private placement costs                                     (255,212)             --
         Preferred dividend paid                                                 (59,856)             --
         Proceeds from options                                                      --              92,447
         Payments to acquire treasury stock                                       (4,519)             (726)
         Principal payments received on notes receivable                         607,542           819,876
         Principal payments on notes payable                                  (1,878,567)         (153,489)
                                                                            ------------      ------------
                 Net cash provided by financing activities                     3,409,388           758,108
                                                                            ------------      ------------


Net increase (decrease) in cash and cash equivalents                           4,507,722          (519,334)
Cash and Cash Equivalents, beginning of period                                 3,022,008           540,883
                                                                            ------------      ------------
Cash and Cash Equivalents, end of period                                    $  7,529,730      $     21,549
                                                                            ============      ============



See accompanying notes to financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of December 31, 1997, the statements of operations for the three and nine months ended December 31, 1997 and 1996, and the statements of cash flows for the nine months ended December 31, 1997 and 1996. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiary companies ("the Company").

           The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1997.

           Income (Loss) Per Common Share

           The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for the period ending December 31, 1997. SFAS No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. All prior period earnings per share ("EPS") data presented were restated to conform to SFAS No. 128.

           Basic income earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Earnings available to common shareholders is adjusted to include the Series C Convertible Redeemable Preferred Stock dividend of $194,856 and accretion of $22,711 for the nine months ended December 31, 1997. Diluted EPS is computed by dividing the amount of earnings for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           The following is a reconciliation of the denominator of the Basic EPS computation to the denominator of the Diluted EPS computation:

                                               Three months ended December 31            Nine months ended December 31
                                               ------------------------------           -------------------------------
                                                 1997                 1996                 1997                  1996
                                               ---------            ---------            ---------            ---------
Weighted average shares used for
  Basic EPS computation                        8,235,852            8,092,312            8,206,524            8,077,285

Incremental shares from the
  assumed conversion
  of stock options and warrants                   67,167                 --                   --                   --
                                               ---------            ---------            ---------            ---------
Adjusted weighted average shares
   used for Diluted EPS computation            8,303,019            8,092,312            8,206,524            8,077,285
                                               =========            =========            =========            =========

           Reclassifications

           Certain reclassifications of prior period amounts have been made in order to conform to the current period presentation.

NOTE 2.    WATER RIGHTS:

           In June 1997, the Company issued 88,238 shares of its common stock ("Common Stock") to acquire 400 acre feet of water rights located in the Central Water Basin, Los Angeles County, California, for a purchase price of $1,280,000. The Company guaranteed the price of its stock, within a range, and subsequently paid $117,856 related thereto. The Common Stock issued was recorded at the purchase price less the amount of the guarantee payment.

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

           On April 23, 1997, the Company sold its interest in NLRC for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of the Global Equity Corporation. As of December 31, 1997, the Global Equity Corporation shares were valued at $1,722,632 and classified as "Investment in available-for-sale security" on the balance sheet. In connection with the sale, NLRC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3. INVESTMENT IN LIMITED LIABILITY COMPANY (CONTINUED)

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

           As a result of the sale of the Company's interest in NLRC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242. In addition, the Company deferred $120,000 of the gain relating to estimated future consulting services that will be provided in accordance with the Consulting Agreement. For the three and nine months ended December 31, 1997, $10,000 and $26,667, respectively, of the deferred gain has been realized.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 4.    PREFERRED STOCK (CONTINUED)

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

           On July 15, 1997, the Company paid dividends of $194,856, of which $59,856 was paid in cash and $135,000 was paid through the issuance of 135 shares of Series C Preferred Stock.

NOTE 5.    INCOME TAXES:

           Management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 1997.

NOTE 6.    PROPOSED ACQUISITIONS:

           On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties, Colorado. Closing is subject to the completion of due diligence and the satisfaction of certain conditions. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years.

           On December 15, 1997, the Company announced that it had signed a Letter of Intent to acquire Vidler Water Company ("Vidler") from Global Equity Corporation. On January 14, 1998, the Company announced that negotiations to acquire Vidler had been terminated. Acquisition costs of approximately $429,000 were expensed in the quarter ended December 31, 1997 as a result of the proposed transaction.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 7.    SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                     Nine months ended December 31
                                                                    --------------------------------
                                                                       1997                  1996
                                                                    ----------            ----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                       $  928,319            $1,083,350
     Interest capitalized during the period                            177,078               145,305
     Cash paid during the period for income taxes                       2,400                 2,400
Supplemental disclosure of noncash investing activities:
     Water rights acquired in exchange for common stock              1,162,144                  --
     Exchange of Series B convertible preferred stock                4,000,000                  --
     Deferred gain on sale of investment in limited
        company liability                                               93,333                  --
     Issuance of note receivable                                     1,336,000                  --
     Note receivable converted into investment in
        Available-for-sale security                                  1,358,840                  --
     Accrued closing costs                                              60,242                  --
     Preferred stock issued in lieu of cash dividend                   135,000                  --
     Accretion of preferred stock issuance costs                        22,711                  --
     Common stock issued upon exercise of stock options                     13

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q to be filed by the Company in 1998, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.



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

On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties, Colorado. Closing is subject to the completion of due diligence and the satisfaction of certain conditions. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years.

On December 15, 1997, the Company announced that it had signed a Letter of Intent to acquire Vidler Water Company ("Vidler") from Global Equity Corporation. On January 14, 1998, the Company announced that negotiations to acquire Vidler had been terminated. Acquisition costs of approximately $429,000 were expensed in the quarter ended December 31, 1997 as a result of the proposed transaction.

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and nine months ended December 31, 1997 and 1996.

                                  CONSOLIDATED

                                                Three months ended December 31,          Nine months ended December 31
                                                -------------------------------         -------------------------------

                                                    1997                1996                1997                1996
                                                -----------         -----------         -----------         -----------
Revenue                                         $ 2,696,000         $   212,000         $ 3,882,000         $   486,000
                                                ===========         ===========         ===========         ===========

Income (Loss) from Continuing Operations
    Before Income Taxes                         $    26,000         $  (928,000)        $   (76,000)        $(2,915,000)

Income Taxes                                           --                  --                 2,000               2,000
                                                -----------         -----------         -----------         -----------

Income (Loss) from Continuing Operations             26,000            (928,000)            (78,000)         (2,917,000)

Discontinued Operations
                                                       --               (20,000)               --               (51,000)
                                                -----------         -----------         -----------         -----------

Net Income (Loss)                                    26,000            (948,000)            (78,000)         (2,968,000)

Accretion of preferred stock to
    redemption value                                  8,000                --                23,000                --

Preferred stock dividend
                                                       --                  --               195,000                --
                                                -----------         -----------         -----------         -----------

Net Income (Loss) applicable to
    common stock                                $    18,000         $  (948,000)        $  (296,000)        $(2,968,000)
                                                ===========         ===========         ===========         ===========

Basic and diluted net income (loss)
    per common share                            $      (.00)        $      (.12)        $      (.04)        $      (.37)


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

Management does not expect there will be taxable income for the fiscal year ended March 31, 1998. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 1997.

                                       WATER RIGHTS
                                       ------------

                              Three months ended December 31,               Nine months ended December 31,
                              -------------------------------               -------------------------------
                                1997                   1996                   1997                   1996
                              --------               --------               --------               --------
Revenue                       $196,000               $ 45,000               $892,000               $168,000

Cost of Revenue                140,000                 14,000                853,000                 44,000
                              --------               --------               --------               --------

Gross Profit                  $ 56,000               $ 31,000               $ 39,000               $124,000
                              ========               ========               ========               ========


Water rights revenue for the three months ended December 31, 1997 resulted from the lease of water rights ($150,000) and payments under the Cucamonga Fee Agreement. In addition, water rights revenue for the nine months ended December 31, 1997 included a one-time sale of water rights in Cherry Creek for $600,000. Water rights revenue for the three and nine months ended December 31, 1996 resulted from payments received under the Cucamonga Fee Agreement. During Fiscal 1996, the Company acquired an additional 0.4878% interest in the Cucamonga Water Fee Agreement for $350,000, and now receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). Cost of revenue for the three and nine months ended December 31, 1997 includes the allocated purchase price of the water rights sold, amortization of Cucamonga Fee Agreement costs, directly related development costs, sales commissions and other sales costs.

                                          REAL ESTATE

                                 Three months ended December 31,                  Nine months ended December 31,
                              -----------------------------------          ----------------------------------------
                                 1997                     1996                     1997                    1996
                              ----------               ----------               ----------               ----------
Revenue                       $2,500,000               $  167,000                2,990,000               $  318,000

Cost of Revenue                1,322,000                   19,000                1,429,000                  116,000
                              ----------               ----------               ----------               ----------

Gross Profit                  $1,178,000               $  148,000               $1,561,000               $  202,000
                              ==========               ==========               ==========               ==========


The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. Real estate revenue for the three and nine months ended December 31, 1997 resulted from the sale of 1,510 and 1,607 acres, respectively, of its Cherry Creek property. Real estate revenue for the three and nine months ended December 31, 1996 resulted from the sale of 35 and 70 acres, respectively, of its Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.

                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                Three months ended December 31,         Nine months ended December 31,
                                               --------------------------------       --------------------------------

                                                  1997                  1996                  1997                  1996
                                               ----------            ----------            ----------            ----------
General and Administrative Expenses            $1,314,000            $  639,000            $3,847,000            $1,700,000
                                               ----------            ----------            ----------            ----------

General and administrative expenses for the three and nine months ended December 31, 1997 increased by $675,000 and $2,147,000, respectively, from the comparable periods ended December 31, 1996. The increase was primarily due to additional salaries and related expenses due to the addition of eight employees and increased consulting and travel expenses incurred in connection with the Company's expanded efforts in developing its new water transfer program. In addition, during the three and nine months ended December 31, 1997, the Company incurred $400,000 and $650,000, respectively, in advisory fees in connection with programs to finance the acquisition of additional water rights. Legal and accounting expenses for the three and nine months ended December 31, 1997 increased by $123,000 and $260,000, respectively, from the comparable periods ended December 31, 1996. The increase was primarily due to the resolution of certain outstanding legal matters and increased accounting consultation. For the three-month period ended December 31, 1997, the Company also incurred severance costs of approximately $128,000 related to the resignation of one of its officers.


                          OTHER NON-SEGMENT INFORMATION

                                                 Three months ended December 31,           Nine months ended December 31,
                                                ----------------------------------      ----------------------------------

                                                    1997                  1996                   1997                   1996
                                                -----------            -----------            -----------            -----------
Interest income                                 $   277,000            $    93,000            $   880,000            $   267,000

Interest expense                                   (338,000)              (363,000)            (1,013,000)            (1,083,000)

Loss from investment in limited
   liability company                                   --                 (222,000)              (308,000)              (720,000)

Gain on sale of investment in limited
   liability company, net                            10,000                   --                2,446,000                   --


Interest income is comprised of interest earned on the Company's cash reserves and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum.

Interest income increased for the three and nine months ended December 31, 1997 from the comparable period ended December 31, 1996 due to higher investment balances resulting from proceeds received from the sale of the Company's investment in NLRC and from the issuance of additional preferred stock.

Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 principal amount of outstanding Debentures. Interest of $45,276 and $47,735 and $177,078 and $145,305 on debt incurred in connection with properties being developed was capitalized for the three and nine months ended December 31, 1997 and 1996, respectively.

The Company accounted for its investment in NLRC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in NLRC. The Company sold its interest in NLRC in April 1997. In addition, the Company recognized $10,000 and $26,667 of deferred gain relating to estimated future consulting services that will be provided in accordance with the Consulting Agreement for the three and nine months ended December 31, 1997.


                             DISCONTINUED OPERATIONS

                                         Three months ended December 31,                  Nine months ended December 31,
                                         -------------------------------                  ------------------------------

                                         1997                    1996                     1997                   1996
                                         ----                    ----                     ----                   ----
Loss from Discontinued Operations        $--                    $20,000                   $--                   $51,000
                                         ===                    =======                   ===                   =======


During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company has been liquidating the silica plant assets rather than selling the entire operation as a unit. Accordingly, the silica plant business was reported as a discontinued operation for the period ended December 31, 1996. Net assets of the discontinued operation at March 31, 1997 consist primarily of property, plant, and equipment.

The Company completed the sale of the silica plant assets in September 1997. During the nine months ended December 31, 1997, the Company received $120,000 from the sale of silica plant assets. No gain or loss was recognized on the sale since the silica plant assets were previously written down to reflect this sale.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for the period ending December 31, 1997. SFAS No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. All prior period earnings per share data presented were restated to conform to SFAS No. 128.

The Financial Accounting Standards Board also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 the Company had working capital and a current ratio of $16,373,490 and 15.79 to l as compared to $3,787,083 and 4.62 to 1, respectively, at March 31, 1997. The Company's liquidity increased primarily due to net proceeds of $4,744,788 received from the issuance in April 1997 of $5,000,000 of additional convertible preferred stock. In addition, the Company received $12,024,000 in April 1997 from the sale of its interest in NLRC.

Operating Activities. For the nine months ended December 31, 1997, the Company had net loss of $78,674 and net cash used in operating activities of $1,131,631. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be sufficient to fund the Company's operations. For the nine months ended December 31, 1997, the Company completed its first sale of water rights, realized revenue from the leasing of its water rights and continued to receive revenue from the sale of portions of its real property located in the Cherry Creek basin. The Company intends to continue such sales by marketing the remaining 280 acres of real property it owns in Cherry Creek. The Company expects that its operating revenues will continue to be highly volatile.

Revenues from leasing the Company's rice farms and ranches, from the Cucamonga Water Fee Agreement, and from principal and interest payments received on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Revenue from sale of water or water rights and from the leasing of water rights will be dependent on individually negotiated transactions. There can be no assurance that such transactions can be made on acceptable terms. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to provide significant cash flow. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources and from proceeds the Company may derive from such future water sale/transfer transactions that the Company may from time to time consummate.

The Company's principal business plan is to develop, package and sell its water and water rights to municipalities and other water users, to acquire and sell other water rights, and to provide a variety of water-related services to unaffiliated owners of water rights. Accordingly, the Company has and plans to enter into water purchase and water sales agreements. These agreements are typically subject to various conditions which have to be met before a purchase or sale can take place. Management intends to structure such agreements so that the commitments for water purchases and water sales are reasonably in balance. However, no assurance can be given that management will be able to balance such agreements in the future.

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

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal and interest on existing outstanding indebtedness, other than the Debentures, for the remainder of the fiscal year ending March 31, 1998 and fiscal years ending March 31, 1999, 2000, 2001 and 2002 are none, $143,000, $829,000, $54,000, and $54,000, respectively.

- The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

- The holders of Series C Preferred Stock are entitled to receive annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash. The Company has elected to pay its entire January 15, 1998 dividend obligation through the issuance of an additional 331 shares of Series C Preferred Stock.

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

On August 8, 1997, the Company announced that it has agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties, Colorado. Closing is subject to the completion of due diligence and the satisfaction of certain conditions. The agreement provides for a purchase price of $15 million, of which $9.5 million would be paid at closing and the balance over four years. The Company is considering obtaining financing to effect the foregoing acquisition. However, in the event the Company uses its existing capital resources to pay the purchase price of the Willows Water District assets, it could adversely affect the Company's working capital balances.

The Company does not expect a significant disruption in operations or any significant expenditures as a result of computer software issues related to the year 2000.

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

On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMW, and a separate, but similar action was filed by the California Department of Water Resources ("DWR") in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. The MWD complaint makes a number of allegations, including an allegation that the Company and SMW acted as agents of or co-conspirators with SBVMWD in attempting to facilitate the sale of State Water Project water by SBVMWD in MWD's service area, and it asks the court for several considerations, including blocking the sale of State Water Project water by SBVMWD to the Company for use within MWD's service area without the written consent of MWD and DWR.

The Company is currently evaluating the complaints of MWD and DWR. As of the date of this report, the Company has not filed an answer or otherwise responded to either complaint. While the outcome of these proceedings cannot be predicted, the Company believes that these lawsuits will not have a material adverse impact on the Company's financial condition, or results of operations. Until the lawsuits are settled, the Company does not expect to purchase any water under its contract with SBVMWD.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on October 15, 1997.

The matters voted upon at the annual meeting were as follows: (i) the election of one member of the Company's Board of Directors for the ensuing period; (ii) the approval of the adoption of the Company's 1997 Stock Option Plan; and (iii) the ratification of the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the fiscal year ending March 31, 1998.

The voting on each proposal was set forth in the table below.

1.   Election of director:

     Peter L. Jensen                FOR                       WITHHOLD AUTHORITY
                                    6,982,776                 0

     No other person received any votes.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS  (CONTINUED)

2. Adopt the Company's 1997 Stock Option Plan:

     FOR                   AGAINST          ABSTENTIONS(a)
     4,967,094             481,912          58,980


3. Ratify the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the fiscal year ending March 31, 1998:

     FOR                   AGAINST          ABSTENTIONS(a)
     6,964,732             22,168           39,038

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


                                                   WESTERN WATER COMPANY

Date:  January 29, 1998                            By:  /s/ Peter L. Jensen
                                                        --------------------
                                                        Peter L. Jensen
                                                        President

Date:  January 29, 1998                            By:  /s/ Ronald I. Simon
                                                        --------------------
                                                        Ronald I. Simon
                                                        Chief Financial Officer