Form 10-K
period 1998-03-31
WESTERN WATER CO
filed 1998-06-05
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998.


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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 27, 1998 was approximately $92,195,000 (based on last reported sale price of $11.50 per share of Common Stock on that date). All directors are considered affiliates. There were 8,235,816 shares of registrant's common stock outstanding as of May 27, 1998.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year, are incorporated herein by reference in Parts III of this Report.

                                TABLE OF CONTENTS

Item                                                                            Page
                                  Part I
1.  Business....................................................................  3

2.  Properties.................................................................. 10

3.  Legal Proceedings........................................................... 11

4.  Submission of Matters to a Vote of Security Holders......................... 11


                                  Part II

5.  Market for Registrant's Common Equity and Related Stockholder Matters....... 12

6.  Selected Financial Data..................................................... 13

7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................................14

8.  Consolidated Financial Statements and Supplementary Data.................... 21

9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure.................................... 21


                                  Part III

10. Directors and Executive Officers of the Registrant.......................... 21

11. Executive Compensation...................................................... 21

12. Security Ownership of Certain Beneficial Owners and Management...............21

13. Certain Relationships and Related Transactions.............................. 21


                                  Part IV

14. Exhibits, Consolidated Financial Statement Schedules
      and Reports on Form 8-K................................................... 22


FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1998 and 1999 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Western Water Company (the "Company") identifies, acquires, develops and markets water rights in the western United States. For the last few years, it has been developing this business in several areas, through the acquisition of land and water rights, the purchase of water rights, and the negotiation of agreements for the marketing of water rights. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the selection, acquisition, development and marketing of water rights. Although the Company has sold and leased certain of those water rights to municipalities and other users, the Company to date has derived most of its revenue from the sale of real estate that was acquired for its water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights.

        Since 1996, the Company has focused its principal efforts on becoming an independent water provider to municipalities and other agencies located in Southern California. The Company's goal is to acquire water assets and to sell or lease such water assets to municipalities or other water utilities, agencies or districts. In February 1997, in order to fund a portion of the anticipated cost of acquiring groundwater rights and other water-related assets, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock"). In addition, in November 1996 the Company entered into a letter agreement with J. P. Morgan Securities, Inc. pursuant to which J. P. Morgan was appointed as the Company's financial advisor and agent in arranging the placement of debt securities for the special purpose entities to be formed for the purpose of acquiring or leasing Southern California water assets. In June 1997, the Company entered into ( i) a water purchase agreement with Elsinore Valley Municipal Water District ("EVMWD") to buy at least 4,000 acre-feet of water from EVMWD during each of the next ten years and (ii) a water sale agreement with Santa Margarita Water District ("SMW") pursuant to which SMW agreed, subject to certain conditions still to be satisfied, to purchase 10,000 acre-feet of water from a subsidiary of the Company. In September 1997, the Company entered into a water purchase agreement with the San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. On September 30, 1997, the Metropolitan Water District of Southern California ("MWD") filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMW in order to block the water sale, and a separate, but similar action was filed by the California Department of Water Resources ("DWR") in the California Superior Court for he County of Sacramento against SBVMWD and the Company on December 22, 1997. See, "Item 3. Legal Proceedings." In addition, the Company is currently evaluating certain other water transfer opportunities in Southern California and, as of the date of this Annual Report, is engaged in discussions with both Southern California water owners regarding the purchase of water rights from such owners and with certain water districts regarding the sale or lease of water to water districts. To date, however, no water transfers have been completed by the Company pursuant to any of these agreements. See "Item 1. Business--Water Transfer Program."

        The principal California water interests currently owned by the Company consist of (i) certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the "Yuba Property") located along the Yuba River in California, (ii) the water rights associated with 2,236 acres of California rice farms and ranches, (iii) interests owned in various California mutual water companies, and
(iv) certain groundwater pumping rights in Los Angeles County and San Bernardino County, California. The Company's California real estate holdings consist of approximately 1,590 acres located in Northern California.

        The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of undeveloped land and certain other water rights in the Cherry Creek basin. The Cherry Creek basin is the drainage area of Cherry Creek south of Denver, Colorado. The Cherry Creek assets were acquired primarily for the purpose of developing, processing, packaging and selling water and water rights in the Cherry Creek basin and most of the land has been sold. The Company's real estate holdings in Colorado currently consist of approximately 352 acres of primarily undeveloped land located in the Cherry Creek basin. See "Item 1. Business -- Cherry Creek Water Rights Project."

        On April 23, 1997 the Company sold its 35.3% interest in Nevada Land & Resources Company, LLC (the "Nevada LLC") to Global Equity Corporation, an Ontario, Canada corporation ("Global"). The Nevada LLC was formed by the Company and a joint venture comprised of The Morgan Stanley Real Estate Fund II, L.P. and two affiliates of that real estate partnership (collectively, "Western Land JV") to own approximately 1.38 million acres of land and related water interests in Nevada (the "Nevada Property"). The Company acquired its interest in the Nevada LLC in October 1995 for $12,000,000. The purchase price received by the Company for its interest in the Nevada LLC was $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note from Global. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of the Global Equity Corporation. In addition to the sale of the Company's interest in the Nevada LLC to Global, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Aqua, L.P. is a Delaware limited partnership formed by the Company and Western Land JV. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to Nevada LLC in the development of water and mineral, gas and oil resources on the Nevada Property, Western Agua, L.P. will receive 50% of the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of NLRC or refinancing of NLRC, or other revenues derived from the disposition of NLRC by the new owners after they both recoup their investment in NLRC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. In addition, the Western Land JV has agreed to provide the Company with a three-year right of first offer to review all Western Land JV's water investment opportunities in the Western United States.

        The Company is currently engaged by The Atchison, Topeka and Santa Fe Railway Company and by Burlington Northern Railroad Company (collectively, "Burlington Santa Fe") to act as Burlington Santa Fe's exclusive agent in California, Arizona, New Mexico, Colorado, Washington and Montana in connection with identifying, developing and marketing water assets owned by Burlington Santa Fe, and to identify and assist in marketing Burlington Santa Fe's Texas water rights, and to advise Burlington Santa Fe in connection with such matters. See "Item 1. Business - Agency Agreements."

        The Company's principal executive office is located at 4660 La Jolla Village Drive, Suite 825, San Diego, California 92122. Its telephone number is
(619) 535-9282. Unless the context requires otherwise, references to the "Company" in this report include YG Procyon Corporation, the Company's wholly-owned subsidiary, YG Rice Farms, L.P., a California limited partnership directly and indirectly wholly owned and controlled by the Company and Western Agua, L.P., a limited partnership. On September 18, 1992, the Company changed its name from "YG Development Company" to "Western Water Company," and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

DESCRIPTION OF BUSINESS

        Water Transfer Program. Recent statements by persons associated with major California water agencies suggest that the legal and institutional barriers to water transfers may be reduced, and if so, it could be easier for private entities to transport water through the distribution systems of the state and local agencies, if capacity exits. The Company believes that water transfers can be a cost-effective means of providing water and, accordingly, has implemented a plan to become an independent water provider to municipalities and other agencies located primarily in Southern California.

        The Company believes that water transfer transactions will require the Company to ( i) purchase water that can be delivered in Southern California,
(ii) finance the development of infrastructure, such as wells, pipes, and pumps, needed to deliver water, and (iii) enter into agreements with Southern California water districts or other water users for the sale or lease of the Company's water rights to such districts or other water users. The Company anticipates that each water transfer transaction that it enters into, if any, will be unique and that the terms under which such transactions are financed and completed will vary. All such transfer transactions will also involve significant government regulation and will be dependent upon the Company's ability to obtain all required governmental approvals.

        In addition, the Company has begun negotiations to provide financing to certain municipalities in Southern California, in conjunction with the sale or lease of water by the Company to such municipalities. In order to be able to provide this financing, the Company in November 1996 entered into a letter agreement pursuant to which the Company appointed J.P. Morgan Securities Inc. ("J.P. Morgan") as financial advisor and agent in arranging the placement of approximately $150 million to $200 million of debt securities for one or more special purpose entities to be formed by the Company for the purpose for effecting water lease and leaseback transactions. The Company and J.P. Morgan are currently organizing the first such special purpose entity. However, no financing has yet been obtained pursuant to the letter agreement.

        In June 1997 the Company entered into a water purchase agreement with EVMWD pursuant to which the Company agreed to purchase from EVMWD not less than 4,000 acre-feet of water per year for ten years. The agreement commenced on July 1, 1997 and continues through June 30, 2006. The price to be paid by the Company for the water it purchases from EVMWD will be $145 per acre-foot during the first year, with the price increasing annually by 3.5%, beginning on the first anniversary. EVMWD has agreed to deliver the water to the Prado Flood Control Basin. In addition, the water purchase agreement provides that if EVMWD has any additional water available for sale, the Company will have the first right of refusal to purchase up to 2,000 acre-feet of such water during each year of the term of the agreement at a price and on the terms contained in the agreement. If EVMWD breaches the agreement or for any reason and is unable to comply with its obligations to provide the Company with the quantities of water required to be delivered by the agreement, the Company's sole remedy against EVMWD is to terminate the agreement, and such termination shall not give rise to any damages claim. The Company has not yet purchased any water under this agreement, because it has not yet identified a purchaser to whom the water can be transported.

        In June 1997, the board of directors of SMW approved an agreement with the Company pursuant to which SMW will purchase from the Company 10,000 acre-feet of water annually for each of the next ten years. The price to be paid for the water will initially be $250 per acre-foot of water, which price will increase each year by the amount of any dollar increase in the treated, non-interruptible water rate of MWD. The agreement is conditioned upon SMW obtaining the rights to exchange or store water in the Orange County Groundwater Basin for its own account within 180 days of the date of the agreement. The Company and SMW are jointly attempting to obtain the foregoing storage rights for SMW but as of March 31, 1998, no storage arrangements had been made, and the Company and SMW have not yet negotiated an extension. Accordingly, the contract is currently unenforceable. The Company may use the water it can purchase from EVMWD to fulfill a portion of its water delivery obligations under this agreement, if it can resolve water storage and transfer issues and the agreement is then reinstated. In addition, the Company is pursuing various other agreements for the purchase of the water that it could use to meet its obligations to SMW under the agreement. No assurance can be given that the time needed for SMW to obtain rights to exchange or store water in the Orange County Groundwater Basin will be extended, or that the Company will be able to supply water to SMW. In addition, on September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against the Company in order to block the Santa Margarita agreement. See "Item 3. -- Legal Proceedings."

        In September 1997, the Company entered into a water purchase agreement with SBVMWD pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMW in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. See "Item 3. Legal Proceedings."

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

        Due primarily to the review by the California State Water Resources Board of water rights on the Yuba River and the Water Agency's involvement in the attempted settlement of issues raised in the review, the Water Agency did not complete certain of its water development obligations under the Water Agreement, and certain portions of the Water Agreement expired in May 1996 without any water having been marketed or sold by the Water Agency. As a result of the termination of the Water Agreement, the Company and Western Aggregates each may seek to market the water rights on their own.

        The Company is currently considering developing its Yuba Property water rights for sale or lease, as a part of the Water Transfer Program. See "Item 1. Business--Water Transfer Program." The Company's Yuba Property water resources, when distributed, could be distributed with the other water resources of the Sacramento Delta. The Sacramento Delta water resources serve the San Francisco Bay area and, through the statewide water distribution facilities, most of California, including parts of Southern California. Accordingly, because of the configuration of California's water distribution system, the Company believes that sales could be made by the Company to municipal agencies and water companies serving over half of the state's population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water interests, and the Company cannot currently estimate when any water disposition plan will be implemented. Accordingly, although the Company believes that its Yuba Property water rights are a valuable asset, it is not known when or if the Company will be able to realize any revenues or other financial benefits from these water rights.

        Cherry Creek Water Rights Project. In July 1992, the Company initiated a project (the "Cherry Creek Project") to assemble, develop, and eventually sell water or packaged water rights to municipalities and other water users located in the Cherry Creek basin in the State of Colorado. Cherry Creek is a tributary of the South Platte River that flows into the City of Denver, Colorado, and the Cherry Creek basin is the drainage area of Cherry Creek, encompassing approximately 60 square miles. Much of the Cherry Creek basin is part of the greater metropolitan area of Denver, an area that historically has had water shortages. Although the water supplies currently available in the Cherry Creek basin are sufficient, in most cases, to meet the current demand for water in the Cherry Creek basin, increased need for water as a result of projected future residential, commercial, and industrial development and growth in the Cherry Creek basin is expected to exceed the currently available supply of water in the region. The goal of the Cherry Creek Project is therefore to develop the Company's water rights to provide reliable additional water resources in the Cherry Creek basin that can be sold or leased to municipalities and other water users to meet expected future demand for water.

        The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water (known as "junior" or "senior" rights), which rights grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water, municipalities and water districts have not relied solely on junior tributary wells to satisfy their water requirements. However, under Colorado law, by combining various water rights under a court-approved plan of augmentation, junior water rights can effectively be turned into senior rights. Because court approved plans of augmentation allow water to be diverted from junior water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that augmented packages of water rights can be sold for significantly higher prices than water rights sold separately and that the amount of water that can be sold is greater under a plan of augmentation.

        At the beginning of its Cherry Creek Project, in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. The Company has the right to operate 13 wells drawing tributary water in the Cherry Creek basin, of which 11 are currently existing wells. Eight of the 13 well rights are located on property that is not owned by the Company. With respect to these eight wells, the Company owns the right to drill and operate wells and to enter the real property on which such wells may be located or drilled in order to operate or establish wells. The total purchase price of these Cherry Creek assets was approximately $9,846,000 of which approximately $4,359,000 was paid in cash and the balance of which was financed by the sellers. To date, the Company has resold a total of 3,950 acres of the Cherry Creek Project properties and is in the process of attempting to subdivide and sell certain other portions of its Cherry Creek real estate. The Company has, however, retained substantially all of the water rights associated with the land it has resold (including the right to drill and service two wells on such resold land), and the Company's plan is to retain most water rights associated with any Cherry Creek real properties it may sell in the future. The real estate parcels that have been sold and that are proposed to be sold are not needed to further the principal purposes of the Cherry Creek Project. The total consideration received for the 3,950 acres sold to date by the Company (including certain incidental water rights sold with such real estate) is $13,146,000 plus the rights to 1,290 acre-feet of water.

        In addition to the foregoing sales of Cherry Creek land, the Company in April 1995 transferred approximately 257 acres of the Company's Cherry Creek Project real estate to the State of Colorado in exchange for the rights to withdraw and use 1,290 acre-feet of non-tributary water per year associated with the adjacent park land owned by the state. The Company believes that the water rights acquired pursuant to the foregoing exchange increased the amount of water owned by the Company in Cherry Creek by approximately 20%.

        The Company currently has the right to sell or lease the water and the various water rights it owns. However, in order to sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company must combine its various water resources in a plan of augmentation that is approved by the Colorado District Court, Water Division (the "Colorado Water Court"). Accordingly, in order to obtain such court approved rights, the Company in August 1993 filed three applications with the Colorado Water Court for adjudication of the Company's rights to gain approval of: ( i) a change of use of junior tributary water rights, (ii) a plan of augmentation to support domestic and other uses of the Company's water, and
(iii) a plan for non-tributary water and not non-tributary water. The application regarding the Company's non-tributary water rights was granted in a prior year. In February 1998, the Company received approval on the other two applications by the Colorado Water Court.

        With the plan of augmentation approved, the Company is now seeking to market its water and/or water rights in the Cherry Creek basin. The Company is considering a number of alternatives, from out right sale of its water rights to a single buyer or user, to the short-term and/or long-term lease of water to municipalities or other water users such as land developers. The sale or lease of its water or water rights could, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water currently owned by the Company in the Cherry Creek basin. If the Company were to develop and build the infrastructure, this could result in significant capital expenditure requirements.

        Agency Agreements. On December 3, 1993, the Company entered into an agreement with The Atchison, Topeka and Santa Fe Railway Company pursuant to which the Company was engaged to act as the railway company's exclusive agent for the state of California and as nonexclusive agent for the State of Colorado in connection with identifying, developing and marketing water assets owned by The Atchison, Topeka and Santa Fe Railway Company and advising the railway company in connection with such matters. The agreement had an initial term of two years, which term was automatically extended by three additional years upon the Company's sale in September 1995 of certain of that railway company's water rights and property to the City of Needles, California, for a total purchase price of $2,600,000.

        In March 1996, Burlington Santa Fe and the Company entered into an amendment to the above-referenced December 3, 1993 agreement. Pursuant to the amendment, Burlington Santa Fe engaged the Company to also act as Burlington Santa Fe's exclusive agent to identify, develop and market Burlington Santa Fe's existing or developable water rights and water-related rights in the states of Arizona, New Mexico, Colorado, Washington and Montana, and to identify and assist in marketing such water rights in the State of Texas, and to advise Burlington Santa Fe in connection with such matters. The Company did not derive any revenues during the fiscal year ended March 31, 1998 from its agreement with Burlington Santa Fe.

        Other Water Assets. In March 1992, the Company acquired Nigel Corporation ("Nigel"), a corporation wholly owned by a former officer and director, through the merger of Nigel into YG Procyon Corporation, a wholly-owned subsidiary of the Company. Nigel's principal asset was the on-going right to receive 2.168% of gross payments made by the Cucamonga County Water District (San Bernardino County, California) in connection with certain water sold or made available to the water district by a third party (the "Cucamonga Water Fee Agreement"). The Company subsequently acquired an additional 1.5718% interest that, when combined with its original purchase, currently totals 3.7398% of gross payments. The water made available to the Cucamonga County Water District is obtained by the third party from Fontana Union Water Company, a mutual water company, under a 100-year lease entered into in 1989. The Company received approximately $152,000 during the fiscal year ended March 31, 1998 under the Cucamonga Water Fee Agreement. The amount of proceeds the Company will receive in the future will vary depending on the amount of non-interruptible water available to the Cucamonga County Water District and on the posted price of MWD for water available to the Chino Basin Municipal Water District. The current posted price is $349 per acre-foot of water.

        The Company also owns shares of certain Southern California mutual water companies. A mutual water company is an entity that owns water and water rights, which water is made available to the shareholders of the mutual water company. Accordingly, the Company is entitled to receive its proportionate share of water made available by the mutual water companies in which it owns shares. These mutual water company shares entitle the Company to receive an aggregate of 2,600 acre-feet of water per year, but the Company has not attempted to obtain any of the water to which it is entitled. If and when such water is obtained, the Company will attempt to sell or lease such water.

        The Company also currently owns the rights to extract 1,462 acre-feet of water per year from the groundwater located in the Central and West Coast Water Basins, Los Angeles County, California. The Company may use the water it is entitled to extract under the foregoing pumping allocation to supplement its water transfer activities in Southern California. It is also considering the further purchase of such ground water rights. The Company recognized $150,000 of revenue from one year agreements it entered into during the third quarter of fiscal 1998 to lease 1,000 acre-feet of these water rights.

        Other Water-Related Activities and Interests. The Company and a former officer/director own an option exercisable until March 1999 to purchase approximately 30% of the outstanding common stock of Integrated Water Technologies, Inc. (formerly known as BCI Geonetics, Inc.). Integrated Water Technologies, Inc. ("IWT") is a California-based company that specializes in water resource exploration, water resource management, and constructed wetlands water treatment. The former officer/director has an option to purchase the Company's interest in the IWT option.

        Real Estate Held for Sale. In March 1993, the Company commenced disposing of its real estate assets that were not needed for its water rights development program. As of March 31, 1998, the Company still owned 352 acres of real estate located in the Cherry Creek basin in Colorado. Through March 31, 1998, the Company has sold or exchanged, net of certain properties which were repurchased, a total of 4,207 acres of land in the Cherry Creek basin that were not needed for the Cherry Creek Project. In connection with the Cherry Creek land transfers, the Company retained substantially all of the water rights related to the land that was sold by the Company. The foregoing aggregate purchase price was paid by the buyers of such land paying an aggregate of $7,181,000 of cash, by issuing promissory notes payable to the Company in the aggregate principal amount of $5,255,000, and by assuming $710,000 of the Company's mortgage indebtedness. The Company has funded purchase money financing in connection with the land disposition transactions which have terms ranging from two to 20 years and bear interest at annual rates of 8-10%, with interest and principal payable monthly.

        The Company is considering marketing for sale certain other parcels of its Cherry Creek real estate holdings and, in connection therewith, is subdividing approximately 352 acres for future sale. As with the other Cherry Creek properties sold to date, the Company plans to retain the water rights associated with such properties to the extent such water rights are needed for the Cherry Creek Project. The Company also plans to sell the 136-acre parcel owned by the Company in Glenn County, California. No assurance can be given that the Company will in the future be able to sell any additional real estate parcels or that any such sales will be on terms favorable to the Company.

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

        The Company's goal in the Cherry Creek basin of Colorado is to sell or lease water and water rights to public water agencies and other users in the Cherry Creek basin. On a limited basis, public agencies and private holders of water rights currently also sell water and water rights in the Cherry Creek basin.

        The Company will compete with MWD and with numerous other water districts, public agencies and private water companies in trying to market in Southern California any water rights that the Company acquires pursuant to its new water transfer program.

        Environmental Regulation. The Company's operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. Compliance with existing environmental laws has to date had no material effect on the Company's earnings or capital expenditures, but in the future it will have the effect of delaying the completion of projects in those cases where environmental impact statements or other similar documents have to be filed. Furthermore, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted.

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

        Both the EPA and the Health Department have promulgated regulations and other pronouncements which require various testing and sampling of water and inspections by producers which set MCLS for numerous contaminants. Since the Company does not intend to sell water directly to the consumers, it believes that these standards only affect the water agencies that may buy or lease the Company's water. While environmental regulations do not directly affect the Company, the regulations regarding the quality of water distributed affects the Company's intended customers and may, therefore, depending on the quality of the Company's water, impact the price and terms upon which the Company may in the future sell its water or water rights.

        Under various federal, state and local laws, regulations and ordinances (collectively, "Environmental Laws"), an owner or operator of real estate interests may be liable for the costs of cleaning up, as well as certain damages resulting from, past or present spills, disposals or other releases of hazardous or toxic substances or wastes on, in or from a property. Certain Environmental Laws including the federal Comprehensive Environmental Response Compensation and Liability Act and Resource Conservation and Recovery Act, impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances or wastes at or from the property. The presence of such substances or wastes, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease, or operate its property or to borrow using its property as collateral. Although the Company is not aware of any such environmental contamination on any of its real estate holdings or on any locations adjacent to its holdings, there can be no assurance that such environmental contamination does not exist.

        Employees. As of the date of this report, the Company has eleven full-time employees.

ITEM 2. PROPERTIES

The principal physical properties currently owned by the Company are the following:

- Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 352 acres and associated water rights, the rights to operate five tributary wells on property owned by the Company, and water rights reserved or acquired in connection with the 4,207 acres of land in the Cherry Creek basin that the Company has sold or exchanged. See "Item 1. Business- Description of Business - Cherry Creek Water Rights Project." The Company's Cherry Creek land is zoned for agricultural and residential uses.

- Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, and a 136-acre parcel in Glenn County, California. The rice farms are graded for cultivation and watered by wells on the properties. The Company has leased the rice farms and ranches to unaffiliated operators. The Company expects to increase the portion of the rice farms that may be cultivated on the properties by supplying water to the rice farms either from other Company properties or, in the event a nearby canal is extended by the Water Agency (as to which there can be no assurance), from such canal. The Water Agency has appropriated $5,000,000 for the future extension of the canal. A portion of the 136-acre parcel of land is currently used for rice farming.

- The Company owns 30 acres of real estate located along the Yuba River in Yuba County, California, approximately ten miles northeast of Marysville, California. The 30 acres are zoned industrial-extractive and may be used for commercial but not residential purposes.

- Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California. These property rights affect the ability of the owners of the surface rights to the land to develop, finance or transfer the land.

        Many of the Company's foregoing real estate properties are encumbered by mortgages. For a description of the Company's mortgage indebtedness, see "Note 10: Long-Term Debt" to the Company's consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Company leases its principal executive office in San Diego, California, containing 3,511 net square feet, pursuant to a lease that expires in May 1999. The Company's current monthly rental obligation for the facility is $6,423.

ITEM 3. LEGAL PROCEEDINGS

        In June 1997, the Company entered into a water sale agreement with SMW pursuant to which SMW agreed, subject to certain conditions still to be satisfied, to purchase from a subsidiary of the Company 10,000 acre-feet of water annually during each of the next ten years. In September 1997, the Company entered into a water purchase agreement with SBVMWD pursuant to which SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. SMW operates within the service area of the MWD. On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMW, and a separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. The MWD complaint makes a number of allegations, including an allegation that the Company and SMW acted as agents of or co-conspirators with SBVMWD in attempting to facilitate the sale of State Water Project water by SBVMWD in MWD's service area, and it asks the court for several considerations, including blocking the sale of State Water Project water by SBVMWD to the Company for use within MWD's service area without the written consent of MWD and DWR. MWD also challenges the validity of the contract between SBVMWD and the Company on the ground that its execution and its implementation require compliance with the California Environmental Quality Act ("CEQA"), including the preparation of an environmental impact report.

        By stipulation between the Company and DWR and MWD, approved by the Court, the CEQA causes of action were dismissed without prejudice as against the Company, provided that the Company will give DWR and MWD thirty days written notice of its intent to take delivery of the water or any steps in compliance with its obligations under its contract with SBVMWD.

        A hearing is set for late July 1998 on the CEQA causes of action as against SBVMWD. SBVMWD and the Company filed their answers to the complaints in May 1998. The Company has denied all material allegations and has asserted several defenses based on its position that both complaints fail to allege facts sufficient to constitute a cause of action against the defendants. Except for the service by MWD of a request for production of documents which documents were produced for inspection and copying, there has been no additional formal discovery efforts by any party.

        The Company is currently evaluating the complaint of MWD and DWR. While the outcome of these proceedings cannot be predicted, the Company believes that these lawsuits will not have a material adverse impact on the Company's financial condition, or results of operations. Until the lawsuits are settled, the Company does not expect to purchase any water under its contract with SBVMWD.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                              LOW            HIGH
                                                              ---            ----
Year-Ended March 31, 1997
----------------------------
First Quarter (April-June)                                  $15.50           $23.25
Second Quarter (July-September)                              14.69            23.00
Third Quarter (October-December)                             13.00            21.00
Fourth Quarter (January-March)                               13.00            17.00

Year-Ended March 31, 1998
----------------------------
First Quarter (April-June)                                   13.00            16.00
Second Quarter (July-September)                              13.00            17.00
Third Quarter (October-December)                             10.00            16.00
Fourth Quarter (January-March)                                9.00            12.00


        On March 31, 1998, the Company had 1,675 record holders of its Common Stock. The Company believes there are numerous additional beneficial owners of the Common Stock whose shares are held in "street name."

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

        As of March 31, 1998, there were outstanding 9,466 shares of the Company's Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year, payable semi-annually. The Company may redeem some or all of the shares of Series C Preferred Stock on or after April 1, 1999 at a cash redemption price of $1,000 per share, plus accrued but unpaid dividends. Each declared share of Series C Preferred Stock has a liquidation preference equal to its $1,000 stated value. To date, the Company has paid all declared dividends under the Series C Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

STATEMENT OF OPERATIONS DATA:

                                                                         Year Ended March 31,
                                                --------------------------------------------------------------------------
                                                    1998          1997           1996           1995              1994
                                                -----------    -----------    -----------    -----------       -----------
Revenue .....................................   $ 3,922,377    $ 1,770,771    $ 4,901,810    $ 2,669,801       $ 4,993,229
Cost of revenue .............................     2,296,409      1,034,750      2,163,848        975,786         2,387,268
                                                -----------    -----------    -----------    -----------       -----------
Gross profit ................................     1,625,968        736,021      2,737,962      1,694,015         2,605,961

General and administrative expense ..........     5,645,559      2,946,252      2,122,525      1,974,535         1,575,306
                                                -----------    -----------    -----------    -----------       -----------
Operating income (loss) .....................    (4,019,591)    (2,210,231)       615,437       (280,520)        1,030,655
Interest income (expense), net ..............      (209,694)    (1,027,540)      (398,025)       262,733           (63,586)
Other income (expense) ......................     2,330,255       (795,027)      (201,827)        92,088           (50,896)
                                                -----------    -----------    -----------    -----------       -----------
Income (loss) from continuing operations
  before income taxes .......................    (1,899,030)    (4,032,798)        15,585         74,301           916,173
Income taxes ................................        (2,400)    (1,102,400)        (2,400)        (2,400)         (120,000)
                                                -----------    -----------    -----------    -----------       -----------
Income (loss) from continuing operations ....    (1,901,430)    (5,135,198)        13,185         71,901           796,173
Discontinued operations:
  Loss from discontinued operations .........            --             --        (67,949)       (62,209)               --
  Loss on disposal of silica plant ..........            --       (257,276)      (251,200)            --          (185,895)
                                                -----------    -----------    -----------    -----------       -----------
Income (loss) before
  cumulative effect of change
  in accounting principle ...................    (1,901,430)    (5,392,474)      (305,964)         9,692           610,278
Cumulative effect of change in accounting
  principle - income taxes ..................            --             --             --             --         1,178,000
                                                -----------    -----------    -----------    -----------       -----------
Net income (loss) ...........................    (1,901,430)    (5,392,474)      (305,964)         9,692         1,788,278

Accretion of preferred stock
  to redemption value .......................       (30,584)            --             --             --                --
Preferred stock dividends ...................      (526,000)            --             --             --                --
                                                -----------    -----------    -----------    -----------       -----------
Net income (loss) applicable  to
  common stockholders .......................   $(2,458,014)   $(5,392,474)   $  (305,964)   $     9,692       $ 1,788,278
                                                ===========    ===========    ===========    ===========       ===========

Basic and diluted net income (loss) per
  common share applicable to common
  shareholders:
Continuing operations .......................   $      (.30)   $      (.64)   $      (.04)   $      (.03)      $       .05

Discontinued operations .....................            --           (.03)            --           (.01)             (.03)
                                                -----------    -----------    -----------    -----------       -----------
     Total before extraordinary item and
       cumulative effect of change in
       accounting principle .................          (.30)          (.67)          (.04)          (.04)              .02
Cumulative effect of change in
       accounting principle .................            --             --             --             --               .21
                                                -----------    -----------    -----------    -----------       -----------
Net income (loss) per common share applicable
  to common stockholders ....................   $      (.30)   $      (.67)   $      (.04)   $      (.04)(a)   $       .23(a)
                                                ===========    ===========    ===========    ===========       ===========


BALANCE SHEET DATA:

                                                                                         March 31,
                                                             -------------------------------------------------------------------
                                                                  1998          1997          1996          1995          1994
                                                             -----------   -----------   -----------   -----------   -----------
Current assets ...........................................   $17,388,488   $ 4,833,903   $ 3,921,948   $ 2,895,539   $ 6,874,181
Total assets .............................................    41,891,968    39,475,358    40,420,709    26,710,956    27,536,710
Working capital ..........................................    16,517,459     3,787,083     2,943,723     2,103,568     5,668,261
Long-term debt and debentures.............................    16,028,470    17,840,860    18,275,408     4,384,470     5,699,467
Redeemable preferred stock ...............................     9,049,033            --            --            --            --
Preferred stock ..........................................            --     3,807,517            --            --     5,944,056
Common stockholders' equity ..............................    15,860,103    16,680,161    21,067,076    21,195,745    14,687,267

---------------------

(a) Net income (loss) per common share computation for the years ended March 31, 1995 and 1994 was adjusted to include dividends of $248,131 and $500,914 accrued on the preferred stock outstanding during the respective periods.

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

        In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a $1,830,914 write down in the value of its non-operational silica sorting and grinding plant (the "Silica Plant"). This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for resale ($454,604), water rights held for sale ($1,038,268), and water sale fees ($338,042). Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Accumulated deficit reflects only the results of operations subsequent to October 1, 1994.

        In April 1994, the Company commenced a program to repurchase shares of Common Stock held by stockholders who, in the aggregate, owned less than 200 shares (as adjusted for the Stock Dividend) of Common Stock (the "Odd Lot Tender Offer"). As of March 31, 1998, the Company had repurchased a total of 47,146 shares of Common Stock in the Odd Lot Tender Offer for a total of $478,442.

        On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.865 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). Effective October l, 1997, the Company may, at its option, redeem some or all of the Debentures at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon through the redemption date, if on each of the 20 consecutive trading days immediately prior to the mailing of the redemption notice the trading price of the Common Stock is equal to or greater than 150% of the then applicable Conversion Price.

        In March 1996 the Company declared a 100% stock dividend (the "Stock Dividend"). A 100% stock dividend is effectively a two-for-one stock split. All share and per-share information for prior periods has been restated to reflect the effects of the Stock Dividend.

        In February 1997, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Preferred Stock. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefor, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends are payable semi-annually. The first four semi-annual dividend payments may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing fully paid and nonassessable shares of Series C Preferred Stock of equal value. On July 15, 1997, the Company paid dividends of $151,952 to the Series C Preferred Stockholders of which $40,261 was paid in cash and $111,691 was paid through the issuance of 112 shares of Series C Preferred Stock. In addition, the Company paid dividends of $42,904 to the Series C Preferred Stockholders related to the Series B Preferred Stock (owned prior to its conversion on April 21, 1997) of which $19,595 was paid in cash and $23,309 was paid through the issuance of 23 shares of Series C Preferred Stock. On January 15, 1998, the Company paid dividends of $331,144, all of which was paid through the issuance of 331 shares of Series C Preferred Stock. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid declared dividends thereon if the average trading price of the Common Stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

        In April 1997 the Company sold its 35.3% interest in the Nevada LLC for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. In August 1997, the $1,336,000 promissory note and the related accrued interest of $22,840 was converted into 723,911 common shares of Global Equity Corporation, a Canadian corporation whose shares are traded on the Toronto Stock Exchange and the Montreal Exchange. The Company had acquired its interest in the Nevada LLC in October 1995 for $12,000,000.

        On August 8, 1997 the Company announced that it had agreed to purchase the water rights and fixed assets of the Willows Water District in Arapahoe and Douglas Counties, Colorado. During the fourth quarter of Fiscal 1998, both the Company and the District agreed to terminate the purchase agreement. Acquisition costs of approximately $141,000 were expensed in Fiscal 1998 as a result of the proposed transaction.

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

                                  CONSOLIDATED

                                                                          Year Ended March 31,
                                                               -----------------------------------------
                                                                  1998           1997           1996
                                                               -----------    -----------    -----------
Revenue ....................................................   $ 3,922,000    $ 1,771,000    $ 4,902,000
                                                               ===========    ===========    ===========
Income (Loss) From Continuing Operations
  Before Income Taxes ......................................   $(1,899,000)   $(4,033,000)   $    15,000
Income Taxes ...............................................        (2,000)    (1,102,000)        (2,000)
                                                               -----------    -----------    -----------
Income (Loss) From Continuing Operations ...................    (1,901,000)    (5,135,000)        13,000
Discontinued Operations ....................................            --       (257,000)      (319,000)
                                                               -----------    -----------    -----------
Net Income (Loss) ..........................................    (1,901,000)    (5,392,000)      (306,000)
Accretion of Preferred Stock to Redemption Value ...........       (31,000)            --             --
Preferred Stock Dividends ..................................      (526,000)            --             --
                                                               -----------    -----------    -----------
Net Income (Loss) Applicable to Common Stockholders ........   $(2,458,000)   $(5,392,000)   $  (306,000)
                                                               ===========    ===========    ===========
 Basic and Diluted Net Income (Loss) Per Share applicable to
   Common Stockholders .....................................   $      (.30)   $      (.67)   $      (.04)
                                                               ===========    ===========    ===========

        The Company reports its continuing operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate for the Cherry Creek Project. As properties or water rights are sold, the allocated portion of the basis is included in cost of revenue.

        During the fiscal year ended March 31, 1997, the valuation allowance for deferred tax assets was increased as a result of the Company's net operating loss carryforward. In addition, the sale of the Company's interest in the Nevada LLC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance on the Company's gross deferred tax assets.


                                  WATER RIGHTS

                                                 Year Ended March 31,
                                      ------------------------------------------
                                        1998             1997             1996
                                      --------         --------         --------
Revenue .....................         $932,000         $261,000         $974,000
Cost of Revenue .............          867,000           58,000          143,000
                                      --------         --------         --------
Gross Profit ................         $ 65,000         $203,000         $831,000
                                      ========         ========         ========

        Water rights revenue for the fiscal year ended March 31, 1998 ("Fiscal 1998") increased $671,000 from the prior year primarily as a result of a one-time sale of water rights in Cherry Creek ($600,000) and from the lease of certain water rights in Southern California ($150,000). The remaining revenue for Fiscal 1998 resulted primarily from payments received under the Cucamonga Fee Agreement. Cost of revenue for Fiscal 1998 includes the allocated purchase price of the water rights sold, directly related development costs, amortization of Cucamonga Fee Agreement costs, sales commissions and other sales costs.

        During the fiscal year ended March 31, 1997 ("Fiscal 1997"), revenue from the Company's water rights business segment decreased by 73% due to fees of $800,000 the Company received in fiscal year ended March 31, 1996 ("Fiscal 1996") for acting as agent in connection with the sale of water rights under its agreement with Burlington Santa Fe. Costs related to the transaction were $90,000. Water rights revenue in Fiscal 1997 and Fiscal 1996 consisted primarily of payments under the Cucamonga Water Fee Agreement. During Fiscal 1996, the Company acquired an additional 0.4878% interest in the Cucamonga Water Fee Agreement for $350,000, and now receives payments equal to 3.7398% of certain sales of water by a third party to the Cucamonga County Water District (San Bernardino County, California). The other cost of revenue for Fiscal 1997 and 1996 consist of amortization of the Cucamonga Water Fee Agreement.

                                   REAL ESTATE

                                                Year Ended March 31,
                                    --------------------------------------------
                                       1998             1997             1996
                                    ----------       ----------       ----------
Revenue .....................       $2,990,000       $1,510,000       $3,927,000
Cost of Revenue .............        1,429,000          976,000        2,021,000
                                    ----------       ----------       ----------
Gross Profit ................       $1,561,000       $  534,000       $1,906,000
                                    ==========       ==========       ==========


        The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. In Fiscal 1998, real estate revenues of $2,990,000 were recognized from the sale of 1,607 acres of Cherry Creek properties.

        In Fiscal 1997, real estate revenues of $1,510,000 were recognized from the sale of 353 acres of Cherry Creek properties. In Fiscal 1996, real estate revenues of $2,470,000 were recognized from the sale of 175 acres and the transfer of 257 acres of Cherry Creek properties in exchange for certain water rights. The remaining balance of real estate revenue for Fiscal 1996 of $1,457,000 was derived from the sale of 812 acres of the Company's California rice farms and ranches.

        Cost of real estate revenue in each fiscal year includes the allocated purchase price of the properties sold, directly related development costs, sales commissions and other sales costs.

                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                                              Year Ended March 31,
                                                                    ------------------------------------
                                                                       1998        1997         1996
                                                                    ----------   ----------   ----------
General and Administrative Expenses............................     $5,646,000   $2,946,000   $2,123,000


        General and administrative expenses for Fiscal 1998 increased by 92%, or $2,700,000, from Fiscal 1997. The increase was largely due to the full-year impact of increased salaries and related expenses resulting from the Company's new hires in Fiscal 1997. In addition, (a) Fiscal 1998 included one-time acquisition charges of $570,000 related to the termination of both the proposed Vidler transaction and the Willow Water District acquisition, (b) one-time severance costs of approximately $628,000 related to the resignation of three of its officers, (c) Fiscal 1998 included approximately $335,000 of compensation expense related to the issuance and exercise of employee stock options, (d) advisory fees in connection with programs to finance the acquisition of additional water rights increased $159,000 over Fiscal 1997, and (e) legal charges for Fiscal 1998 increased by $430,000 over Fiscal 1997 primarily due to expenditures on certain outstanding legal matters.

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


                          OTHER NON-SEGMENT INFORMATION

                                                                    Year Ended March 31,
                                                          -----------------------------------------
                                                             1998           1997           1996
                                                          -----------    -----------    -----------
Interest Income .......................................   $ 1,156,000    $   322,000    $   432,000
Interest Expense ......................................    (1,365,000)    (1,350,000)      (830,000)
Equity in Loss of Limited Liability Company ...........      (308,000)      (857,000)       (75,000)
Gain on sale of investment in limited liability company     2,456,000             --             --
Rental Income, net ....................................        46,000         43,000         33,000
Loss From Disposition of Assets .......................        (4,000)            --       (203,000)

        Interest income is comprised of interest earned on the Company's cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the properties that it has sold.

        Interest income increased for Fiscal 1998 from Fiscal 1997 due to higher investment balances resulting from net proceeds received from the sale of the Company's investment in the Nevada LLC and from the net proceeds received from the issuance of preferred stock. Interest income decreased for Fiscal 1997 from Fiscal 1996 due to lower outstanding balances on notes receivable. During Fiscal 1996, the Company sold or discounted secured promissory notes with a principal amount of $1,267,000. Since the promissory notes were sold at a discount, the Company recognized a loss of $203,000.

        Interest expense for Fiscal 1998 included interest of $1,350,000 related to the $15,000,000 principal amount of outstanding Debentures. Interest expense in Fiscal 1997 increased significantly due to interest expense related to the Debentures that were issued in September 1995. Interest of $185,000, $285,000 and $199,000 was capitalized during Fiscal 1998, 1997, and 1996, respectively, in connection with the development of land held for sale and water rights.

        The Company accounted for its investment in the Nevada LLC under the equity method of accounting and accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement.

        Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

                             DISCONTINUED OPERATION

                                                                                Year Ended March 31,
                                                                    ---------------------------------------
                                                                        1998         1997          1996
                                                                    -----------   ----------     ----------
Loss from Discontinued Operation...............................     $        --     $257,000       $319,000

        During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica sorting and grinding business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company decided to liquidate the Silica Plant assets rather than sell the entire operation as a unit. Accordingly, the silica plant business was reported as a discontinued operation for Fiscal 1997 and 1996. Charges in Fiscal 1997 and 1996 were for costs in excess of the provision for estimated loss on disposal and discontinued operation which was previously recorded. During Fiscal 1998, the liquidation of the Silica Plant assets was completed. No gain or loss was recognized on the sale in Fiscal 1998 since the Silica Plant assets were previously written down to reflect this sale.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company had working capital and a current ratio of $16,517,459 and 19.96 to 1 as compared to $3,787,083 and 4.62 to 1, respectively, at March 31, 1997. The Company's liquidity increased primarily due to net proceeds of $4,744,788 received from the issuance in April 1997 of $5,000,000 of additional convertible preferred stock. In addition, the Company received $12,024,000 in April 1997 from the sale of its interest in the Nevada LLC.

        Operating Activities. For Fiscal 1998, the Company had net loss of $1,901,430 and net cash used in operating activities of $2,399,359. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be sufficient to fund the Company's operations. In Fiscal 1998, the Company completed its first sale of water rights, realized revenue from the leasing of its water rights and continued to receive revenue from the sale of portions of its real property located in the Cherry Creek basin. The Company intends to continue such sales by marketing the remaining 352 acres of real property it owns in Cherry Creek. The Company expects that the timing and amount of its operating revenues will continue to be highly volatile.

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

        Investing and Financing Activities. In April 1997, the Company received approximately $4,745,000 of net proceeds from the private placement of an additional 5,000 shares of its convertible preferred stock at a price of $1,000 per share. In addition, the Company sold its interest in the Nevada LLC for a price of $13,360,000, of which $12,024,000 was paid in cash.

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for fiscal years ending March 31, 1999, 2000, 2001, 2002 and 2003 are $51,000, $742,000, $29,000, $32,000 and $71,000, respectively.

- The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

- The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash.

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

        Software issues related to the year 2000 do not materially affect the Company's water or real estate assets or the Company's services or competitive conditions. Accordingly, the Company does not expect a significant disruption in operations or any significant expenditures as a result of computer software issues related to the year 2000.

        Impact of Accounting Pronouncement Issued But Not Adopted by the Company. During Fiscal 1998, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." The Company anticipates that the adoption of SFAS Nos. 129, 130, 131 and 132 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

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

        Limited History of Operations in Principal Business. To date, the Company's activities have primarily consisted of (i) acquiring its various water rights and related assets, (ii) raising capital to fund both the cost of such acquisitions and its working capital needs, and (iii) developing its water rights. Although the Company operates in two business segments (water rights activities and its real estate development and disposition activities), the Company anticipates that a majority of its revenues in the future will be derived from its water rights activities. However, the Company only generated $932,000, $261,000 and $974,000 of revenue from its water rights activities during the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Accordingly, the Company does not have an established record of water rights transactions. To date, the Company's administrative and interest expenses have exceeded its on-going revenue from its water and water rights development and disposition business, and the majority of its operating revenue have been derived from the sale of the Company's real estate assets. No assurance can be given that the Company will continue to be able to profitably resell its remaining real estate holdings in the future or that it will be able to successfully develop, package and sell water rights.

        Uncertainty of Future Real Estate Revenue. During the past three fiscal years, revenue from the disposition of real estate have constituted approximately 76%, 85% and 80%, respectively, of the Company's total revenue. To date, the Company's real estate sales efforts in Colorado have benefited from a strong demand for real estate in the Cherry Creek basin. However, no assurance can be given that the current market conditions in the Cherry Creek market will continue or that the Company will be able to profitably sell its real estate assets in the future. The Company's ability to sell its Colorado and California real estate properties will also be dependent on general economic conditions, on interest rates, and on the location and particular characteristics of the properties offered for sale. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be significant.

        Uncertainty of Future Water Revenue. The Company's business plan is twofold: to engage in various water acquisition, transfer, development and sale activities, and to develop and dispose of the real estate that it acquires in connection with the acquisition of water rights. While the Company's current operating revenue has been primarily derived from real estate sales, the Company's long-term future profitability will be primarily dependent on ( i) the Company's ability to sell significant quantities of water from the Company's Northern California water assets, (ii) the Company's ability to develop and sell water or water rights packages as part of the Cherry Creek Project, and (iii) the Company's activities as an independent water provider in Southern California. Until May 1996, the Company's plan was to permit the Yuba County Water Agency to integrate the Company's Yuba Property water into the Water Agency's conjunctive use plans for developing and marketing water to third parties. The Company's agreement with the Yuba County Water Agency regarding the joint development and marketing of water expired in May 1996. The Company is currently evaluating various alternative plans to commercially exploit its Yuba Property water rights, but has not yet entered into any agreements to dispose of its Yuba Property water. Although the Company has received the approval of its plan of augmentation from the Colorado Water Court, to date, the Company has not yet consummated any water or water rights transactions in the Cherry Creek area and no assurance can be given that the Company will be able to do so in the future. The Company's ability to become an independent water provider in Southern California is dependent upon the Company acquiring groundwater rights and other water assets, its ability to arrange for the transportation and storage of water, its success in obtaining all necessary governmental and regulatory consents and approvals, and on its ability to finance the foregoing activities. The water transfer business is a new and developing business in Southern California, and the market for such water transfers is still developing. Accordingly, the hurdles that a company engaging in such activities can expect to encounter are not all known, and the timing of completing such transactions is dependent on numerous factors that may not yet be known. As a result, it is uncertain when or if the Company will generate revenues from its new water transfer activities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and the reports thereon and notes thereto, which are attached hereto as pages F-1 through F-26, and indexed at page 2, are incorporated herein by reference.

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

        For the fiscal year ended March 31, 1996 and for the subsequent nine-month period ended December 31, 1996, there were no disagreements with Harlan & Boettger LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        Harlan & Boettger's report on the financial statements for the fiscal year ended March 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit, scope or accounting principles.

        In connection with the Company's fiscal year ended March 31, 1996, and for the subsequent nine-month period ended December 31, 1996, there was no consultation with KPMG Peat Marwick LLP as to the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information in the Company's Proxy Statement to be filed by July 29, 1998 set forth under the caption "Election of Director" and "Executive Officers" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information in the Company's Proxy Statement to be filed by July 29, 1998 set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement to be filed by July 29, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in the Company's Proxy Statement to be filed by July 29, 1998 set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Exhibits

          The following exhibits are filed as a part of this report

        3.1     Certificate of Incorporation.(1)

        3.2     By-laws of the Company.(2)

        4.1     Form of Common Stock Certificate.(1)

        4.2     Form of Convertible Subordinated Debenture Due 2005.(3)

        4.3 Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(7)

        10.1    1990 Stock Option Plan.(2)

        10.2    Amendment to 1990 Stock Option Plan.(1)

        10.3 Form of Indemnity Agreement between the Company and its officers and directors.(2)

        10.4 Employment Agreement, dated November 28, 1995, between the Company and Eric R. Robbins.(7)

        10.5    1993 Stock Option Plan.(6)

        10.6    Amendment to 1993 Stock Option Plan.(6)

        10.7 Form of Water Sale Agreement between Water Service Company I and Santa Margarita Water District, a California water district.(8)

        10.8 Form of Water Purchase Agreement between Elsinore Valley Municipal Water District and the Company.(8)

        10.9 Employment Agreement, dated April 20, 1998, between the Company and Michael Patrick George.

        10.10 Employment Agreement, dated April 20, 1998, between the Company and Ronald I. Simon.

        10.11   1997 Stock Option Plan.(9)

        10.12 Resignation Agreement and Mutual General Release, dated December 18, 1997, between the Company and John H. Huston.

        10.13 Resignation Agreement and Mutual General Release, dated January 30, 1998, between the Company and Eric R. Robbins.

        21      Subsidiary of the Company.(1)

        23.1    Consent of Ernst & Young LLP.

        23.2    Consent of Harlan & Boettger LLP.

        23.3    Consent of KPMG Peat Marwick LLP.

        99.0 Agreement for Sale of Water Rights and Option to Sell Water Rights, dated July 25, 1996, between the Company and Golden West.(5)

        99.1 Form of Stock Purchase Agreement for the purchase and sale of Series C Convertible Redeemable Preferred Stock.(4)

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

(6)     Previously filed as an exhibit to the Company's Proxy Statement on
        Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, which exhibit is hereby incorporated herein by reference.

(9)     Previously filed as an exhibit to the Company's Proxy Statement on
        Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.

The following financial statements are filed as a part of this report, appearing at the pages indicated:

Report of KPMG Peat Marwick LLP, independent certified public accountants................F-1
Report of Harlan & Boettger LLP, former independent accountants..........................F-2
Consolidated Balance Sheets as of March 31, 1998 and 1997................................F-3
Consolidated Statements of Operations for the years ended March 31,
  1998, 1997 and 1996 ...................................................................F-4
Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1998, 1997 and 1996..........................................................F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996 .F-6
Notes to Consolidated Financial Statements...............................................F-8
Financial Statements of Nevada Land & Resource Company, LLC and related notes to the financial statements as of and for the year ended December 31, 1996 ...................F-27
Financial Statements of Nevada Land & Resource Company, LLC and related notes to the financial statements as of and for the year ended December 31, 1995 ...................F-35



(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the prior fiscal quarter.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WESTERN WATER COMPANY



Date:  May 28, 1998                       By: /s/ MICHAEL PATRICK GEORGE
                                              ----------------------------------
                                              Michael Patrick George, President



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                                      Date
          ---------                       -----                                      ----

/s/ PETER L. JENSEN                    Director and Chairman of the Board        May 28, 1998
------------------------------
Peter L. Jensen

/s/MICHAEL PATRICK GEORGE              President and Chief Executive Officer     May 28, 1998
------------------------------         (Principal Executive Officer)
Michael Patrick George


/s/ RONALD I. SIMON                    Chief Financial Officer                   May 28, 1998
------------------------------         (Principal Financial and
Ronald I. Simon                        Accounting Officer)


/s/ SCOTT A. KATZMANN                  Director                                  May 28, 1998
------------------------------
Scott Katzmann


/s/ WILLIAM D. WATT                    Director                                  May 28, 1998
------------------------------
William D. Watt


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Western Water Company:



We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Nevada Land and Resource Company, LLC ("NLRC"), a 35.3% owned investee company. The Company's investment in NLRC at March 31, 1997 was $11,068,188, and its equity in net loss of NLRC was $856,921 for the year ended March 31, 1997. The financial statements of NLRC as of and for the year ended December 31, 1996 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements as of and for the year ended March 31, 1997 for NLRC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


San Diego, California
May 15, 1998

                          INDEPENDENT AUDITORS' REPORT




THE BOARD OF DIRECTORS
WESTERN WATER COMPANY:



We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Western Water Company and subsidiaries for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Western Water Company and subsidiaries for the year ended March 31, 1996, in conformity with generally accepted accounting principles.



HARLAN AND BOETTGER LLP


San Diego, California
May 20, 1996

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             March 31, 1998 and 1997

                  ASSETS                                                                 1998               1997
                                                                                     ------------       ------------
Current Assets:
  Cash and cash equivalents                                                          $    304,988       $  3,022,008
  Investment in available-for-sale securities (Note 2)                                 16,453,147          1,034,096
  Current portion of notes receivable (Note 3)                                            215,292            563,629
  Other current assets                                                                    415,061            214,170
                                                                                     ------------       ------------

                Total Current Assets                                                   17,388,488          4,833,903

Notes receivable, less current portion (Note 3)                                         1,386,403          1,799,094
Land held for sale (Notes 5, 10 and 14)                                                 3,960,277          5,078,521
Water rights (Note 6)                                                                  15,264,710         12,400,686
Other water assets, net of accumulated amortization                                     3,188,357          3,212,996
Investment in limited liability company (Note 7)                                               --         11,068,188
Debt issue costs, net of accumulated amortization (Note 11)                               613,782            695,670
Discontinued operation, net (Note 13)                                                          --            120,000
Property and equipment, net of accumulated depreciation (Note 4)                           85,951            108,994
Other assets                                                                                4,000            157,306
                                                                                     ------------       ------------
                                                                                     $ 41,891,968       $ 39,475,358
                                                                                     ============       ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                   $     19,274       $    127,883
  Accrued expenses and other liabilities (Notes 9 and 13)                                 732,954            682,518
  Accrued interest                                                                         67,663            119,104
  Current maturities of long-term debt (Note 10)                                           51,138            117,315
                                                                                     ------------       ------------

                Total Current Liabilities                                                 871,029          1,046,820

Deposit                                                                                        --            100,000
Deferred gain on sale (Note 7)                                                             83,333                 --
Long-term debt, less current maturities (Note 10)                                       1,028,470          2,840,860
9% Convertible subordinated debentures (Note 11)                                       15,000,000         15,000,000
                                                                                     ------------       ------------

                Total Liabilities                                                      16,982,832         18,987,680
                                                                                     ------------       ------------

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 9,466 and zero shares issued and outstanding (aggregate liquidation preference of $9,466,000 and zero)
     in 1998 and 1997, respectively (Note 12)                                           9,049,033                 --

Stockholders' Equity (Notes 12, 16 and 18):
  Series B convertible preferred stock, $1,000 stated value, 1,000,000 shares authorized; zero and 4,000 shares issued and outstanding in 1998
     and 1997, respectively                                                                    --          3,807,517
  Common stock, $0.001 par value, 20,000,000 shares
     authorized in 1998 and 1997;  8,235,816 and 8,134,796
     shares issued and outstanding in 1998 and 1997, respectively                           8,236              8,135
Additional paid-in capital                                                             24,198,539         22,705,957
Unrealized gain (loss) on investment securities                                           117,233            (28,040)
Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
   quasi-reorganization of October 1, 1994)                                            (8,463,905)        (6,005,891)
                                                                                     ------------       ------------

                 Total Stockholders' Equity                                            15,860,103         20,487,678
                                                                                     ------------       ------------

Commitments and contingencies (Note 21)
                                                                                     $ 41,891,968       $ 39,475,358
                                                                                     ============       ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years Ended March 31, 1998, 1997 and 1996


                                                                               1998              1997              1996
                                                                           -----------       -----------       -----------
Revenue:
  Water                                                                    $   932,377       $   261,103       $   974,458
  Real estate                                                                2,990,000         1,509,668         3,927,352
                                                                           -----------       -----------       -----------
                                                                             3,922,377         1,770,771         4,901,810
                                                                           -----------       -----------       -----------
Costs of Revenue:
  Water                                                                        867,238            58,375           142,968
  Real estate                                                                1,429,171           976,375         2,020,880
                                                                           -----------       -----------       -----------
                                                                             2,296,409         1,034,750         2,163,848
                                                                           -----------       -----------       -----------
               Gross Profit                                                  1,625,968           736,021         2,737,962

General and Administrative Expenses (Note 19)                                5,645,559         2,946,252         2,122,525
                                                                           -----------       -----------       -----------
               Operating Income (Loss)                                      (4,019,591)       (2,210,231)          615,437
                                                                           -----------       -----------       -----------

Other Income (Expenses):
  Interest income                                                            1,155,606           322,460           431,677
  Interest expense                                                          (1,365,300)       (1,350,000)         (829,702)
  Loss from investment in limited liability company (Note 7)                  (307,623)         (856,921)          (74,891)
  Gain on sale of investment in limited liability company, net (Note 7)      2,455,860                --                --
  Other                                                                        182,018            61,894          (126,936)
                                                                           -----------       -----------       -----------
                                                                             2,120,561        (1,822,567)         (599,852)
                                                                           -----------       -----------       -----------

Income (Loss) from Continuing Operations
  Before Income Taxes                                                       (1,899,030)       (4,032,798)           15,585

Income Taxes (Note 15)                                                           2,400         1,102,400             2,400
                                                                           -----------       -----------       -----------
               Income (Loss) from Continuing Operations                     (1,901,430)       (5,135,198)           13,185
                                                                           -----------       -----------       -----------

Discontinued Operations (Note 13):
   Loss from operations                                                             --                --           (67,949)
   Loss on disposal of silica plant                                                 --          (257,276)         (251,200)
                                                                           -----------       -----------       -----------
                                                                                    --          (257,276)         (319,149)
                                                                           -----------       -----------       -----------

               Net Income (Loss)                                            (1,901,430)       (5,392,474)         (305,964)

Accretion of preferred stock to redemption value                               (30,584)               --                --
Preferred stock dividends                                                     (526,000)               --                --
                                                                           -----------       -----------       -----------
               Net Income (Loss) Applicable to Common
                 Stockholders                                              $(2,458,014)      $(5,392,474)      $  (305,964)
                                                                           ===========       ===========       ===========

Basic and Diluted Net Income (Loss) per Common Share
 Applicable to Common Stockholders:
  Continuing operations                                                    $      (.30)      $      (.64)      $      (.04)
  Discontinued operations                                                           --              (.03)               --
                                                                           -----------       -----------       -----------
                Net Income (Loss)                                          $      (.30)      $      (.67)      $      (.04)
                                                                           ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years Ended March 31, 1998, 1997 and 1996




                                                     Preferred Stock                 Common Stock             Additional
                                              ----------------------------    ----------------------------     Paid-In
                                                 Shares          Amount          Shares          Amount        Capital
                                              ------------    ------------    ------------    ------------   ------------
Balance at March 31, 1995                               --    $         --       3,955,529    $      3,955   $ 21,489,757
   Net loss                                             --              --              --              --             --
   Exercise of options with payment of
    9,883 shares of common stock                        --              --          79,117              79            327
   Adjustment for purchase of note
    receivable                                          --              --              --              --         78,971
   Adjustment for purchase of mutual water
    company stock and cancellation of
    treasury stock                                      --              --            (403)             --         (7,188)
   Unrealized loss on investment securities             --              --              --              --             --
   Deferred tax benefits recognized due to
    pre quasi-reorganization deductible
    temporary differences and carryforwards             --              --              --              --        135,000
   Adjustment for preferred dividends                   --              --              --              --             --
   Stock split in form of stock dividend                --              --       4,034,243           4,034             --
                                              ------------    ------------    ------------    ------------   ------------
Balance at March 31, 1996                               --              --       8,068,486           8,068     21,696,867
   Net loss                                             --              --              --              --             --
   Exercise of options                                  --              --           6,994               7         92,431
   Purchase of water rights with common
    stock                                               --              --          59,370              60        917,376
   Unrealized loss on investment securities             --              --              --              --             --
   Issuance of convertible preferred
    stock, net of offering costs of $192,483         4,000       3,807,517              --              --             --
   Purchase of common stock                             --              --             (54)             --           (717)
                                              ------------    ------------    ------------    ------------   ------------
Balance at March 31, 1997                            4,000       3,807,517       8,134,796           8,135     22,705,957
   Net loss                                             --              --              --              --             --
   Exercise of options                                  --              --          13,085              13        195,546
   Purchase of water rights with common
    stock                                               --              --          88,238              88      1,162,056
   Unrealized gain investment securities                --              --              --              --             --
   Exchange of convertible preferred stock          (4,000)     (3,807,517)             --              --             --
   Vesting of compensatory stock options                --              --              --              --        139,500
   Preferred dividends                                  --              --              --              --             --
   Accretion of preferred stock                         --              --              --              --             --
   Purchase of common stock                             --              --            (303)             --         (4,520)
                                              ------------    ------------    ------------    ------------   ------------
Balance at March 31, 1998                               --    $         --       8,235,816    $      8,236   $ 24,198,539
                                              ============    ============    ============    ============   ============


                                                Unrealized
                                                Gain (Loss)
                                                    on                            Total
                                                Investment      Accumulated    Stockholders'
                                                Securities       Deficit          Equity
                                                ------------    ------------    ------------
Balance at March 31, 1995                       $         --    $   (297,967)   $ 21,195,745
   Net loss                                               --        (305,964)       (305,964)
   Exercise of options with payment of
    9,883 shares of common stock                          --              --             406
   Adjustment for purchase of note
    receivable                                            --              --          78,971
   Adjustment for purchase of mutual water
    company stock and cancellation of
    treasury stock                                        --              --          (7,188)
   Unrealized loss on investment securities          (24,442)             --         (24,442)
   Deferred tax benefits recognized due to
    pre quasi-reorganization deductible
    temporary differences and carryforwards               --              --         135,000
   Adjustment for preferred dividends                     --          (5,452)         (5,452)
   Stock split in form of stock dividend                              (4,034)
                                                ------------    ------------    ------------
Balance at March 31, 1996                            (24,442)       (613,417)     21,067,076
   Net loss                                               --      (5,392,474)     (5,392,474)
   Exercise of options                                    --              --          92,438
   Purchase of water rights with common
    stock                                                 --              --         917,436
   Unrealized loss on investment securities           (3,598)             --          (3,598)
   Issuance of convertible preferred
    stock, net of offering costs of  $192,483             --              --       3,807,517
   Purchase of common stock                               --              --            (717)
                                                ------------    ------------    ------------
Balance at March 31, 1997                            (28,040)     (6,005,891)     20,487,678
   Net loss                                               --      (1,901,430)     (1,901,430)
   Exercise of options                                    --              --         195,559
   Purchase of water rights with common
    stock                                                 --              --       1,162,144
   Unrealized gain on investment securities          145,273              --         145,273
   Exchange of convertible preferred stock                --                      (3,807,517)
   Vesting of compensatory stock options                  --              --         139,500
   Preferred dividends                                    --        (526,000)       (526,000)
   Accretion of preferred stock                           --         (30,584)        (30,584)
   Purchase of common stock                               --              --          (4,520)
                                                ------------    ------------    ------------
Balance at March 31, 1998                       $    117,233    $ (8,463,905)   $ 15,860,103
                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended March 31, 1998, 1997 and 1996


                                                                                1998            1997            1996
                                                                           ------------    ------------    ------------
Cash Flows from Operating Activities:
 Net income (loss)                                                         $ (1,901,430)   $ (5,392,474)   $   (305,964)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
 Depreciation and amortization                                                  167,206         171,421         104,697
 Compensation expense on vesting of unexercised compensatory
   stock options                                                                139,500              --              --
 Compensation expense on cashless exercise of stock options                     195,559              --              --
 Gain on sale of investment in limited liability company                     (2,455,860)             --              --
 (Gain) loss on disposition of available-for-sale securities                    (38,488)         21,409              --
 Loss on disposition of property and equipment                                    3,738              --         122,606
 Loss on discount of notes receivable                                            12,431          12,729         202,825
 Deferred gain on sale of land                                                       --         104,832              --
 Loss on disposition of water rights                                            208,913              --              --
 Loss from investment in limited liability company                              307,623         856,921          74,891
 Loss on disposal of discontinued operation                                          --         257,276              --
 Deferred income taxes                                                               --       1,100,000
 Changes in assets and liabilities-(increase) decrease in:
      Other current assets                                                     (223,731)          7,438         (57,250)
      Land held for sale (including purchase from
         related party of $264,198 in Fiscal 1997)                            1,246,596         548,336         792,338
      Other water assets                                                             --              --        (727,033)
      Other assets                                                              153,306        (126,260)             --
    Increase (decrease) in:
      Accounts payable                                                         (113,717)       (183,022)        346,910
      Accrued expenses and other liabilities                                     50,436         354,912              --
      Accrued interest                                                          (51,441)        (60,338)             --
      Other current liabilities                                                      --              --         (88,860)
      Deposit                                                                  (100,000)             --              --
                                                                           ------------    ------------    ------------

           Net cash provided by (used in) operating activities               (2,399,359)     (2,326,820)        465,160
                                                                           ------------    ------------    ------------

Cash Flows from Investing Activities:
 Proceeds from disposition of discontinued operation                            120,000          51,347         320,120
 Proceeds from sale of investment in limited liability company               12,024,000              --              --
 Closing costs paid in conjunction with the sale of investment in
    limited liability company                                                   (60,242)             --              --
 Proceeds from issuance of notes receivable                                          --        (659,500)             --
 Principal payments received on notes receivable                                625,353         865,172       1,266,904
 Purchase of property and equipment                                              (7,688)        (88,841)        (14,908)
 Purchase of available-for-sale securities                                  (19,511,773)       (131,434)     (3,165,369)
 Sales of available-for-sale securities                                       5,635,323       1,888,258         325,000
 Investment in limited liability company                                             --              --     (12,000,000)
 Payment for contingent liability                                                    --              --        (159,979)
 Sales of water rights                                                          600,000              --              --
 Additions to water rights                                                     (222,487)       (459,722)             --
 Purchase of water rights                                                    (2,288,306)        (42,564)     (1,955,634)
 Additions to other water assets                                                (33,686)        (36,504)             --
                                                                           ------------    ------------    ------------

           Net cash provided by (used in) investing activities               (3,119,506)      1,386,212     (15,383,866)
                                                                           ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                    Years ended March 31, 1998, 1997 and 1996


                                                             1998            1997            1996
                                                         ------------    ------------    ------------
Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock                       --          92,438              --
  Net proceeds from issuance of debentures                         --              --      14,345,000
  Payment of debenture issue costs                                 --              --        (163,870)
  Proceeds from issuance of convertible
      preferred stock                                              --       4,000,000              --
  Proceeds from issuance of redeemable
      preferred stock                                       5,000,000              --              --
  Payment of private placement costs                         (255,212)       (192,483)             --
  Preferred stock dividends                                   (59,856)             --          (5,452)
  Purchase of common stock                                     (4,520)           (717)             --
  Principal payments on notes payable                      (1,878,567)       (477,505)     (1,051,621)
                                                         ------------    ------------    ------------

             Net cash provided by financing activities      2,801,845       3,421,733      13,124,057
                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (2,717,020)      2,481,125      (1,794,649)

Cash and Cash Equivalents, beginning of year                3,022,008         540,883       2,335,532
                                                         ------------    ------------    ------------

Cash and Cash Equivalents, end of year                   $    304,988    $  3,022,008    $    540,883
                                                         ============    ============    ============



See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES:

        Description of Business

        Western Water Company and subsidiaries (the "Company") identify, acquire, develop and market water rights in the western United States. For the last few years, it has been developing this business in several areas, through the acquisition of land and water rights, the purchase of water rights, and the negotiation of agreements for the marketing of water rights. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the selection, acquisition, development and marketing of water rights. Although the Company has sold and leased certain of those water rights to municipalities and other users, the Company to date has derived most of its revenue from the sale of real estate that was acquired for its water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights.

        Principles of Consolidation

        The consolidated financial statements include the financial statements of Western Water Company's wholly-owned subsidiary, YG Procyon Corporation in addition to its two limited partnerships, YG Rice Farms and Western Agua, L.P., (see Note 7). All intercompany balances and transactions have been eliminated in consolidation.

        Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Investment in Available-for-Sale Securities

        The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. Since the investments are short-term and are generally allowed to mature, realized gains and losses resulting from these investments are minimal. In addition, investment in available-for-sale securities at March 31, 1998 consists of 576,611 shares of the Global Equity Corporation (see Note
        7). These securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on an average cost basis.

        Allowance for Loan Losses

        The Company provides for valuation allowances for loans receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 1998 and 1997, no allowance for loan losses has been provided since the Company's management believes that the value of the collateral is in excess of the total of past due notes receivable.

        Land Held for Sale

        Land held for sale is carried at the lower of the carrying amount or fair value less costs to sell. The basis of the properties includes the allocation of original purchase price, direct development costs and an adjustment as a result of the quasi-reorganization (see Note 16). Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. In addition, through 1996, real estate taxes and interest costs were capitalized during the development period. Real estate operating revenues include proceeds from the sale of land.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Water Rights

        Water rights consist of various water interests acquired directly or through the acquisition of real estate properties. Water rights are stated at the lower of the carrying amount or fair value and consist of an allocation of the original purchase price between water rights and real estate properties based on their relative fair values, plus other direct development and acquisition costs and an adjustment as a result of the quasi-reorganization (see Note 16). Due to the limited number of comparable sales of water rights in the Cherry Creek basin, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of water rights.

        Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. In addition, interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 1998, 1997 and 1996 was $184,729, $285,429 and
        $136,156, respectively.

        Other Water Assets

        Other water assets primarily represent the Company's right to receive
        3.7398 percent of payments made over a 100-year period commencing July 1, 1989, with respect to sales of water by a non-affiliated third party to the Cucamonga County Water District. These rights are being amortized using the straight-line method over a 40-year period. The accumulated amortization as of March 31, 1998 and 1997 was $290,800 and $232,475, respectively. Other water assets also include the Company's investment in shares of certain Southern California mutual water companies. The investment is carried cost plus the Company's proportionate share of capital assessments by the mutual water companies.

        Investment in Limited Liability Company

        The Company accounted for its investment in the limited liability company under the equity method. Accordingly, income or losses were recorded in proportion to the Company's ownership interest. Intercompany profits and losses were eliminated. The Company's investment in and investment loss from the limited liability company were based on the results of the limited liability company's year ended which ends 90 days prior to the Company's year end.

        Property and Equipment

        Property and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $26,993, $30,841, and $11,035 for the years ended March 31, 1998, 1997 and 1996, respectively.

        Debt Issue Costs

        Debt issue costs are amortized using the interest method over the life of the related debt. Accumulated amortization as of March 31, 1998 and 1997 was $205,088 and $126,890, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Stock Option Plan

        Prior to April 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma and basic and diluted net income per share disclosures for employee stock option grants made during the year ended March 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

        Income (Loss) Per Share

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. No prior period earnings per share amounts were restated as a result of implementing SFAS No. 128.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Income (Loss) Per Share (continued)

        Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Earnings available to common stockholders is adjusted for Fiscal 1998 to include the Series B Convertible Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $526,000 and accretion of $30,584. Diluted EPS is computed by dividing the amount of earnings for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The weighted average shares used for basic and diluted EPS computation were 8,213,747, 8,088,089 and 7,939,746 shares for the years ended March 31, 1998, 1997 and 1996, respectively.

        Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $5.44-$18.70, $5.44-$18.70 and $1.00-$15.13 in fiscal years ended March 31, 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:



                                                1998        1997      1996
                                              ---------   ---------  --------
                 Stock options                1,095,066    857,000    440,000

        Warrants to purchase 98,000 shares of common stock at $17.50 per share were not included in the computation of diluted earnings per share for the years ended March 31, 1998, 1997 and 1996 as their effect would have been antidilutive.

        Convertible debentures, redeemable preferred stock and preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62 and $16.62 per share, respectively, were not included in the computation of diluted earnings per share for the years ended March 31, 1998, 1997 and 1996 as their effect would have been antidilutive:

                                                1998        1997      1996
                                              ---------   ---------  --------
                 Convertible debentures        945,763     945,763    945,763
                 Redeemable preferred stock    569,551          --         --
                 Preferred stock                    --     240,672         --

        Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        Reclassifications

        Certain reclassifications of prior year amounts have been made in order to conform to the current year's presentation.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 2. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES:


        The amortized cost, gross unrealized gains and losses and market value of available-for-sale securities at March 31, 1998 and 1997 are as follows:

                                                             1998
                                      -----------------------------------------------------
                                                       Gross        Gross
                                      Amortized     Unrealized    Unrealized       Market
                                        Cost           Gains        Losses         Value
                                     -----------    ----------    ----------    -----------
        Certificate of Deposit       $ 1,000,000      $     -        $    -     $ 1,000,000
        Commercial Paper              12,308,723            -             -      12,308,723
        Corporate Bonds                  998,750            -             -         998,750
        U.S. Government Agency Note      946,350            -             -         946,350
        Common Stock                   1,082,091      117,233             -       1,199,324
                                     -----------     --------        ------     -----------
        Total                        $16,335,914     $117,233        $    -     $16,453,147
                                     ===========     ========        ======     ===========

                                                                1997
                                      -------------------------------------------------------
                                                        Gross         Gross
                                      Amortized      Unrealized      Unrealized     Market
                                         Cost           Gains          Losses        Value
                                      ----------     ----------     -----------    ----------
Mutual Funds                          $1,062,136     $      -        $(28,040)     $1,034,096
                                      ==========     ==========      ========      ==========

        Proceeds from the sales of available-for-sale securities were $5,635,323, $1,888,258 and $325,000 for the years ended March 31,
        1998, 1997 and 1996, respectively. Gross gain (loss) on the sale of available-for-sale securities was a $51,201 gross gain and a $12,713 gross loss for the year ended March 31, 1998, and a $21,409 gross loss for the year ended March 31, 1997. There was no gain or loss realized on the sale of available-for-sale securities during the year ended March 31, 1996.


NOTE 3. NOTES RECEIVABLE:

        Notes receivable arise from the retail land sales of undeveloped land in Cherry Creek Basin, Colorado and from the sale of non-retail farm property in Yuba County, California. The notes receivable bear interest at rates ranging from 8% to 10%, with a weighted average of 8.59%. Terms of these notes generally require level payments of principal and interest over periods of two to 20 years. The notes are secured by the lots sold. During the year ended March 31, 1998, the Company foreclosed on a note received in connection with land it sold in March 1997. The Company recorded the foreclosed land at $128,352, which represents the lower of the carrying value of the note receivable and the fair market value of the land. The carrying value of the note receivable was comprised of the principal balance of the note receivable ($234,244), accrued interest ($36,452) and legal fees ($5,108) less the deferred profit from the prior year's sale ($147,452). During the year ended March 31, 1996, the Company sold approximately $950,000 of its notes receivable associated with retail land sales at 82% of their face value, recognizing a loss of approximately $170,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 3. NOTES RECEIVABLE: (CONTINUED)

        Aggregate maturities due on notes receivable at March 31, 1998 are as follows:

                                  Non-Retail            Retail
                                  Land Sales           Land Sales          Total
                                  ----------           ----------          -----
               1999               $ 136,595            $    78,697      $  215,292
               2000                 147,740                 69,172         216,912
               2001                 159,797                 74,143         233,940
               2002                  62,841                218,805         281,646
               2003                  43,935                 70,619         114,554
               Thereafter                -                 539,351         539,351
                                  ---------            -----------      ----------
                                  $ 550,908            $ 1,050,787      $1,601,695
                                  =========            ===========      ==========

NOTE 4. PROPERTY AND EQUIPMENT:

        Property and equipment at March 31, 1998 and 1997 consists of:

                                            1998                    1997
                                          ---------               --------
        Land                              $   2,952               $   2,952
        Equipment                           123,750                 170,178
                                          ---------                --------
                                            126,702                 173,130
        Less accumulated depreciation       (40,751)                (64,136)
                                          ---------               ---------
                                          $  85,951               $ 108,994
                                          =========               =========

NOTE 5. LAND HELD FOR SALE:

        Land held for sale at March 31, 1998 and 1997 consists of the following:

                                                                               1998                    1997
                                                                            ----------             -----------
               Cherry Creek Basin, Colorado                                 $  831,609             $ 1,949,853
               Rice farms and ranches, Yuba and Glenn County, California     3,128,668               3,128,668
                                                                            ----------             -----------
                                                                            $3,960,277             $ 5,078,521
                                                                            ==========             ===========

NOTE 6. WATER RIGHTS:

        Water rights held at March 31, 1998 and 1997 consists of the following:

                                                                                 1998                1997
                                                                              -----------        -----------
               Cherry Creek Basin, Colorado                                   $10,465,244        $11,117,872
               Los Angeles County, California                                   4,419,805            960,000
               Rice farms and ranches, Yuba and Glenn County, California          280,798            280,798
               Inyo County, California                                             96,539                  -
               Miscellaneous                                                        2,324             42,016
                                                                              -----------        -----------
                                                                              $15,264,710        $12,400,686
                                                                              ===========        ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 6. WATER RIGHTS: (CONTINUED)

        During the years ended March 31, 1998 and 1997, the Company purchased the water rights to 1,152 and 300 acre feet of water, respectively, in Los Angeles County, California. The purchase price of $3,450,450 and $960,000, respectively, was paid in cash and through the issuance of shares of the Company's common stock. Of the total purchase price, $1,280,000 and $960,000, respectively, was paid through the issuance of 88,238 and 59,370, respectively, shares of the Company's common stock. The Company guaranteed the price of its stock, within a range, and subsequently paid cash of $117,856 and $42,564, respectively, related thereto. The common stock issued was recorded at the purchase price less the amount of the guarantee payment.

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

NOTE 7. INVESTMENT IN LIMITED LIABILITY COMPANY:

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

        On April 23, 1997, the Company sold its interest in NLRC to Global Equity Corporation ("Global") for $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of Global. During the year ended March 31, 1998, the Company sold 147,300 Global shares at a gain of $51,201. As of March 31, 1998, the Global shares were valued at $1,199,324 and classified as "Investment in available-for-sale securities" on the balance sheet. In connection with the sale, NLRC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and Western Land Joint Venture. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to NLRC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of NLRC or refinancing of NLRC or other revenues derived from the disposition of NLRC by Global after they both recoup their investment in NLRC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 7. INVESTMENT IN LIMITED LIABILITY COMPANY: (CONTINUED)

        A summary of financial information for NLRC at December 31, 1996 follows:

        Current assets                                               $ 1,765,000
        Noncurrent assets                                             45,648,000
                                                                     -----------
                    Total assets                                     $47,413,000
                                                                     ===========

        Current liabilities                                          $   494,000
        Non-current liabilities                                       15,633,000
                                                                     -----------
                    Total liabilities                                 16,127,000
                                                                     -----------

        Members' equity:
              Western Land Joint Venture                              20,218,000
              Company                                                 11,068,000
                                                                     -----------
                 Total equity                                         31,286,000
                                                                     -----------
        Total liabilities and members' equity                        $47,413,000
                                                                     ===========

        The following information reflects operations of NLRC for the period from January 1, 1997 through April 23, 1997 (date of sale) and for the year ended December 31, 1996 and the period from October 19, 1995 (inception) through December 31, 1995:


                                                                             For the period
                                        For the period      Year ended         October 19
                                       January 1 through    December 31,   (inception) through
                                        April 23, 1997        1996           December 31, 1995
                                       -----------------    ------------   -------------------
        Net operating revenues           $   533,000        $ 2,540,000        $   397,000
        General and administrative
          expenses                         1,404,000          4,968,000            654,000
                                         -----------        -----------        -----------
        Net loss                         $  (871,000)       $(2,428,000)       $  (257,000)
                                         ===========        ===========        ===========
        Company's share of net loss      $  (307,623)       $  (856,921)       $   (74,891)
                                         ===========        ===========        ===========

        As a result of the sale of the Company's interest in NLRC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. During Fiscal 1998, $36,667 of the deferred gain was realized.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

        The carrying amount of the notes receivable is a reasonable estimate of fair value based on management's belief that the interest rates on which the notes bear interest are not materially different than the interest rates that would be charged to land buyers with similar credit ratings.

        The carrying amount of the long-term debt and debentures is a reasonable estimate of fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES:

        Accrued expenses at March 31, 1998 and 1997 consists of the following:

                                                                 1998          1997
                                                               --------      --------
        Severance                                              $312,654      $     --
        Consulting and engineering                              141,011        25,503
        Printing costs                                           73,614        50,000
        Professional fees                                        55,500        50,000
        Vacation                                                 46,104        82,913
        Private placement costs                                      --       180,000
        Deposit                                                      --        93,713
        Other                                                   104,071       200,389
                                                               --------      --------
                                                               $732,954      $682,518
                                                               ========      ========

NOTE 10. LONG-TERM DEBT:

        Long-term debt at March 31, 1998 and 1997 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, and the rice farms and ranches in Yuba and Glenn County, California:

        Cherry Creek Basin                                                        1998              1997
                                                                               -----------       -----------
        Mortgage note payable bearing interest at 8.5%.  Paid in 1998          $        --       $ 1,830,942

        Mortgage note payable bearing interest at 8%.  Principal
        and interest are payable in annual installments of $14,307
        Balance is due December 2002.  At maturity, a balloon
        payment of $47,386 plus any accrued interest is due                         82,217            89,373

        Rice farms and ranches

        Mortgage note payable bearing interest at 9%
        Principal and interest are payable in annual
        installments of $39,786.  Balance is due July 2007                         255,335           270,754

        Mortgage note payable bearing interest at 8%
        Principal and interest are due in annual installments
        of $72,632.  Balance is due June 1999.  At maturity,
        a balloon payment of $625,054 plus any accrued
        interest is due                                                            646,006           665,406

        Mortgage note payable bearing interest at prime rate plus 2.00%
        (an effective rate of 11% at March 31, 1998). Principal payments of $5,650 plus accrued interest are due annually. The balance is due July 1999. At maturity, a balloon payment of $90,400 plus any
        accrued interest is due                                                     96,050           101,700
                                                                               -----------       -----------
                                                                                 1,079,608         2,958,175
        Less current maturities of long-term obligations                           (51,138)         (117,315)
                                                                               -----------       -----------
                                                                               $ 1,028,470       $ 2,840,860
                                                                               ===========       ===========

        Each mortgage note payable is collateralized by the individual property to which it relates. As of March 31, 1998, the carrying value of the collateral for notes payable was $2,865,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 10. LONG-TERM DEBT: (CONTINUED)

         Aggregate maturities required on long-term debt at March 31, 1998 are as follows:

            1999                    $    51,138
            2000                        742,121
            2001                         28,983
            2002                         31,502
            2003                         71,109
            Thereafter                  154,755
                                     ----------
                                     $1,079,608
                                     ==========

NOTE 11. 9% CONVERTIBLE SUBORDINATED DEBENTURES:

         On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the "Debentures"), due in 2005. The Debentures are unsecured and subordinate to all secured debt of the Company. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

         The Debentures are initially convertible into 945,763 shares of the Company's common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days.

NOTE 12. PREFERRED STOCK:

         On February 26, 1997, the Company privately placed $4,000,000 of a new series of convertible non-participating preferred stock. Each share of Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") had a stated value of $1,000, a par value of $.001, and was convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $16.62 per share.

         The holders of Series B Preferred Stock were entitled to receive when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year.

         On April 21, 1997, the Company privately placed $5,000,000 of a new series of convertible preferred stock. As a result of the private placement, the Company received $5,000,000 in cash and incurred $255,212 of placement costs. In addition, in connection with the private placement, the shareholders exchanged all 4,000 outstanding shares of Series B Preferred Stock for Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value of $447,695 is being accreted by periodic charges to accumulated deficit until the redemption date in April 2007. Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

         The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. In the event that the Company is in default in the payment of two or more semi-annual dividends, the holders of the Series C Preferred Stock would have the right, voting as a class, to elect a majority of the directors of the Company, and the holders of the Common Stock would have the right to elect the remaining directors. The right of the holders to elect a majority of the

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 12. PREFERRED STOCK: (CONTINUED)

        directors of the Company would continue until dividends are paid for at least two consecutive semi-annual periods, after which the right to elect directors shall revert to the common stock and the Series C Preferred Stock, voting as a single class. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter all dividend payments made with respect to the Series C Preferred Stock are payable in cash. On July 15, 1997, the Company paid dividends of $151,952 to the Series C Preferred Stockholders of which $40,261 was paid in cash and $111,691 was paid through the issuance of 112 shares of Series C Preferred Stock. In addition, the Company paid dividends of $42,904 to the Series C Preferred Stockholders related to the Series B Preferred Stock (owned prior to its conversion on April 21, 1997), of which $19,595 was paid in cash and $23,309 was paid through the issuance of 23 shares of Series C Preferred Stock. On January 15, 1998, the Company paid dividends of $331,144, all of which was paid through the issuance of 331 shares of Series C Preferred Stock.

        The Company may, upon 30 days' written notice to the holders, redeem all or any portion of the Series C Preferred Stock at any time after April l, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series C Preferred Stock only if the average closing price of the common stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment).

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

NOTE 13. DISCONTINUED OPERATION:

        During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company decided to liquidate the silica plant assets rather than sell the entire operation as a unit. Accordingly, the silica plant business is reported as a discontinued operation for the years ended March 31, 1997 and 1996. During the year ended March 31, 1998, the liquidation was completed.

        During the fiscal year ended March 31, 1996, the Company realized losses of $122,000 from the disposal of a portion of the discontinued operation and provided for estimated losses on disposal of the discontinued operation in the amount of $197,149 which included a provision for the estimated loss on disposal of $129,200 and a provision for additional anticipated operating losses until disposal of $67,949. During the fiscal year ended March 31, 1997, the Company provided for additional losses on disposal of the discontinued operation of $257,276. The change in the provision in the current year was primarily due to lower than anticipated sales proceeds from the disposal of the discontinued operation. During the fiscal years ended March 31, 1997 and 1996, actual income (loss) from the operations of the discontinued operation were ($47,427) and ($67,949), respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 14. RELATED PARTY TRANSACTION:

        On April 2, 1996, the Company repurchased land previously sold in 1994 from a stockholder of the Company. The land was purchased for $264,198.

NOTE 15. INCOME TAXES:

        Total income taxes for the years ended March 31, 1998, 1997 and 1996 were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:


                                                         Current            Deferred            Total
                                                        ----------      ---------------      ----------
        Year ended March 31, 1998:
           State                                        $    2,400      $            --      $    2,400
                                                        ==========      ===============      ==========

        Year ended March 31, 1997:
           Adjustment of the beginning-of-the-year
             valuation allowance                        $       --      $     1,100,000      $1,100,000
           State                                             2,400                   --           2,400
                                                        ----------      ---------------      ----------
                                                        $    2,400      $     1,100,000      $1,102,400
                                                        ==========      ===============      ==========

        Year ended March 31, 1996:
           State                                        $    2,400      $            --      $    2,400
                                                        ==========      ===============      ==========


        Income tax expense attributable to income (loss) from continuing operations was $2,400, $1,102,400, and $2,400 for the years ended March 31, 1998, 1997 and 1996, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:


                                                           1998              1997              1996
                                                       -----------       -----------       -----------
        Computed "expected" income tax
           expense (benefit)                           $  (646,500)      $(1,411,000)      $     4,500
        Change in the beginning-of-the-year
           balance of the valuation allowance
           for deferred tax assets allocated to
           income tax expense                                   --         1,100,000                --
        Depreciation and amortization of property
           and equipment                                  (326,800)         (231,000)         (231,000)
        Accrued expenses                                   118,200            11,400             4,000
        Cost of sale related to quasi adjustment            68,300            20,000            20,000
        NOL carryforward                                   791,200         1,610,600           202,500
         Other                                              (4,400)               --                --
        State income taxes                                   2,400             2,400             2,400
                                                       -----------       -----------       -----------

                                                       $     2,400       $ 1,102,400       $     2,400
                                                       ===========       ===========       ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 15. INCOME TAXES: (CONTINUED)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are presented below.


                                                                     1998              1997
                                                                  -----------       -----------
         Deferred tax assets:
            Property and equipment                                $   933,000       $   978,000
            Net operating loss carryforwards                        7,282,000         6,300,000
                                                                  -----------       -----------

         Total gross deferred tax assets                            8,215,000         7,278,000

         Less valuation allowance                                  (7,594,000)       (6,574,000)
                                                                  -----------       -----------

         Net deferred tax assets                                      621,000           704,000
                                                                  -----------       -----------

         Deferred tax liabilities:
            Land held for sale and water rights, principally
              due to differences in capitalized interest             (498,000)         (578,000)
            Water sales fees                                         (123,000)         (126,000)
                                                                  -----------       -----------

         Total gross deferred tax liabilities                        (621,000)         (704,000)
                                                                  -----------       -----------

         Net deferred tax asset                                   $        --       $        --
                                                                  ===========       ===========

        The valuation allowance for deferred tax assets as of April 1, 1997 and 1996 was $6,574,000 and $3,753,000, respectively. The net change in the total valuation allowance for the years ended March 31, 1998 and 1997 was an increase of $1,020,000 and $2,821,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the year ended March 31, 1997, the valuation allowance was increased as a result of the current year's net operating loss carryforward. In addition, the sale of the Company's interest in NLRC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance.

        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1998 and 1997. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carryforward period change (see Note 16).

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 15. INCOME TAXES: (CONTINUED)

         At March 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:


           2001           $   800,000
           2002             1,200,000
           2004               900,000
           2005               400,000
           2006             2,000,000
           2007             1,600,000
           2008             1,800,000
           2009               400,000
           2010             1,300,000
           2011             1,800,000
           2012             4,900,000
           2018             2,400,000
                          -----------
                          $19,500,000
                          ===========

         In addition, the Company has investment tax credit carryforwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, through March 31, 2001.

NOTE 16. QUASI-REORGANIZATION:

         The Company's Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company's stockholders in March, 1995, and accordingly, the assets and liabilities have been restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to real estate held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operation, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carryforwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital. Accordingly, the $135,000 increase to the deferred tax asset for the year ended March 31, 1996 was offset by an equal increase to paid-in capital.

NOTE 17. STOCK OPTIONS AND WARRANTS:

         Under the Company's 1997, 1993 and 1990 stock option plans (the "Plans"), the Company may grant options to purchase up to 1,800,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. Stock options are granted at an exercise price no less than fair value on the date of grant. Shares available to be granted at March 31, 1998, 1997 and 1996 were 442,668, 105,334 and 130,000, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 17. STOCK OPTION AND WARRANTS: (CONTINUED)

        The per share weighted-average fair value of stock options granted during the years ended March 31, 1998, 1997 and 1996 was $3.72, $6.76 and $7.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
        Year ended March 31, 1998 - Expected dividend yield of zero, expected volatility of .384, risk-free interest rates ranging from 5.72% to 6.55%, and an expected life of 5 years; Year ended March 31, 1997 - Expected dividend yield of zero, expected volatility of .5156, risk-free interest rates ranging from 6.10% to 6.12%, and an expected life of 5 years; Year ended March 31, 1996 - Expected dividend yield of zero, expected volatility of .4701, risk-free interest rates ranging from 5.62% to 6.93%, and an expected life of 5 years.

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, in Fiscal 1998 compensation expense of $139,500 has been recognized in conjunction with the vesting of unexercised stock options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123 the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                        Fiscal          Fiscal           Fiscal
                                                         1998            1997             1996
                                                       ----------     ----------        --------
               Net Loss               As reported      $1,901,430     $5,392,474        $305,964
                                      Pro forma         4,882,551      6,241,670         828,679

               Basic and diluted
                 loss per share       As reported      $      .30     $      .67        $    .04
                                      Pro forma               .66            .77             .10

        Pro forma net loss and loss per share reflect only options granted during the years ended March 31, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options vesting period of one to five years and compensation cost for options granted prior to April l, 1995 is not considered.

        Stock option activity during the periods indicated is as follows:

                                                      Number of        Weighted-Average
                                                       Shares          Exercise Price
                                                      ---------        --------------
              Balance at March 31, 1995                403,000             $4.47

                     Granted                           215,000             15.01
                     Exercised                        (178,000)             2.00
                                                      --------

              Balance at March 31, 1996                440,000             10.62

                     Granted                           440,000             15.84
                     Exercised                          (7,666)            14.03
                     Forfeited                         (15,334)            17.18
                                                       -------

              Balance at March 31, 1997                857,000             13.15

                     Granted                           722,000             10.53
                     Exercised                         (24,600)             6.97
                     Cancelled/forfeited              (459,334)            14.92
                                                      --------
              Balance at March 31, 1998              1,095,066             10.82
                                                     =========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 17. STOCK OPTION AND WARRANTS: (CONTINUED)

         At March 31, 1998 and 1997, the exercise prices of outstanding options ranged from $5.44-$18.70 and the weighted-average remaining contractual life of outstanding options was 6.1 years and 7.5 years, respectively.

         At March 31, 1998 and 1997, the number of options exercisable was 725,062 and 412,998, respectively, and the weighted-average exercise price of those options was $11.74 and $12.84, respectively.

         During the year ended March 31, 1996, the Company granted warrants to purchase a total of 98,000 shares of common stock at $17.50 per share in consideration for services provided by unrelated third parties. The warrants expire in September and October, 1999. No warrants were exercised during the years ended March 31, 1998, 1997 and 1996.

         In March 1998, the Company reduced the exercise prices on 396,000 previously awarded options. The exercise prices, which originally ranged from $13.50-$18.18, were reduced to $9.50 which was the market price of the Company's common stock on the date of modification.

 NOTE 18. COMMON STOCK SPLIT:

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

NOTE 19. GENERAL AND ADMINISTRATIVE:

         General and administrative expenses for the years ended March 31, 1998, 1997 and 1996 consist of the following:

                                    1998            1997            1996
                                 ----------      ----------      ----------
 Payroll and related costs       $2,596,407      $1,081,574      $  720,540
 Legal and accounting               760,057         357,710         498,485
 Consulting and engineering         623,385         364,423         143,926
 Travel                             127,517         173,978          95,947
 Other corporate                  1,538,193         968,567         663,627
                                 ----------      ----------      ----------

                                 $5,645,559      $2,946,252      $2,122,525
                                 ==========      ==========      ==========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 20. SEGMENT INFORMATION:

        The Company has three major business segments: acquisition and development of water rights, sale of real estate interests and discontinued silica plant operations. Information concerning the segments at March 31, 1998, 1997 and 1996 and for the years then ended is presented below:


                                                  1998               1997               1996
                                              ------------       ------------       ------------
Revenue:
   Water                                      $    932,377       $    261,103       $    974,458
   Real estate                                   2,990,000          1,509,668          3,927,352
                                              ------------       ------------       ------------

                                              $  3,922,377       $  1,770,771       $  4,901,810
                                              ============       ============       ============

Operating Income (Loss):
   Water                                      $     65,139       $    202,728       $    831,490
   Real estate                                   1,560,829            533,293          1,906,472
   Other operations and corporate               (5,645,559)        (2,946,252)        (2,122,525)
                                              ------------       ------------       ------------
                                                (4,019,591)        (2,210,231)           615,437
Other income (expenses), net                     2,120,561         (1,822,567)          (599,852)
                                              ------------       ------------       ------------
Income (loss) from continuing operations
  before income taxes                         $ (1,899,030)      $ (4,032,798)      $     15,585
                                              ============       ============       ============

Capital Expenditures:
   Water                                      $  3,672,937       $  1,419,722       $  1,955,634
   Real estate                                     128,352             22,449                 --
   Other operations and corporate                   41,374            125,345             14,908
                                              ------------       ------------       ------------

                                              $  3,842,663       $  1,567,516       $  1,970,542
                                              ============       ============       ============
Depreciation and Amortization Expense:
   Water                                      $     58,325       $     58,324       $     52,718
   Other operations and corporate                  108,881            113,097             51,979
                                              ------------       ------------       ------------

                                              $    167,206       $    171,421       $    104,697
                                              ============       ============       ============


Identifiable Assets:
   Water                                      $ 18,453,067       $ 15,613,682       $ 14,215,780
   Real estate                                   3,960,277          5,078,521          5,626,857
   Discontinued operation, net                          --            120,000            428,623
   Other operations and corporate               19,478,624         18,663,155         20,149,449
                                              ------------       ------------       ------------

                                              $ 41,891,968       $ 39,475,358       $ 40,420,709
                                              ============       ============       ============

        The Company recognized revenue of $151,938, $229,568 and $189,561 from Fontana Water Resources for the years ended March 31, 1998, 1997 and 1996, respectively. No other recurring customer accounted for more than 10% of the Company's revenue.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)

NOTE 21. COMMITMENTS AND CONTINGENCIES:

        The Company has several noncancelable operating leases, primarily for office equipment, office space and farmland that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $112,834, $103,987 and $55,011 for the years ended March 31, 1998, 1997 and 1996, respectively.

        Future minimum leases payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 1998 are:

               Year ended March 31,            Operating Leases
               --------------------            ----------------
                       1999                       $ 114,979
                       2000                          53,887
                       2001                          21,724
                       2002                             592
                                                  ---------
            Total minimum lease payments           $191,182
                                                  =========


        In September 1997, the Company entered into a water purchase agreement with the San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. The agreement requires the approval of the California Department of Water Resources ("DWR") for the sale of the water from SBVMWD to the Company. On September 30, 1997, the Metropolitan Water District of Southern California ("MWD") filed a complaint in the Superior Court of California for the County of Los Angeles, against SBVMWD, the Company and Santa Margarita Water District in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company December 22, 1997. The Company is currently evaluating the complaint of MWD and DRW. While the outcome of these proceedings cannot be predicted, the Company believes that these lawsuits will not have a material adverse impact on the Company's financial condition, or results of operations. Until the lawsuits are settled, the Company does not expect to purchase any water under its contract with SBVMWD.

        In June 1997 the Company entered into a water purchase agreement with Elsinore Valley Municipal Water District ("EVMWD") pursuant to which the Company agreed to purchase from EVMWD not less than 4,000 acre-feet of water per year for ten years. The agreement commenced on July 1, 1997 and continues through June 30, 2006. The price to be paid by the Company for the water it purchases from EVMWD will be $145 per acre-foot during the first year, with the price increasing annually by 3.5%, beginning on the first anniversary. EVMWD has agreed to deliver the water to the Prado Flood Control Basin. In addition, the water purchase agreement provides that if EVMWD has any additional water available for sale, the Company will have the first right of refusal to purchase up to 2,000 acre-feet of such water during each year of the term of the agreement at a price and on the terms contained in the agreement. If EVMWD breaches the agreement or for any reason and is unable to comply with its obligations to provide the Company with the quantities of water required to be delivered by the agreement, the Company's sole remedy against EVMWD is to terminate the agreement, and such termination shall not give to any damages claim. The Company has not yet purchased any water under this agreement, because it has not yet identified a purchaser to whom the water can be transported.

        The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given to the outcome of any pending or threatened legal actions, the Company believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Continued)


NOTE 22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                               1998              1997             1996
                                                                            -----------       -----------      -----------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $ 1,601,470       $ 1,695,769      $ 1,039,694
   Interest capitalized during the period                                       184,729            285,43          198,603
   Cash paid during the period for income taxes                                   2,400             2,400            2,400
Supplemental disclosure of noncash investing and financing activities:
   Water rights acquired in exchange for common stock                         1,162,144           917,436               --
   Exchange of Series B convertible preferred stock for Series C
        redeemable preferred stock                                            3,807,517                --               --
   Deferred gain on sale of investment in limited
        liability company                                                        83,333                --               --
   Issuance of note receivable in conjunction with sale of limited
        liability company                                                     1,336,000                --               --
   Conversion of note receivable and related accrued interest receivable into investment in available-for-sale security:
           Note receivable                                                   (1,336,000)               --               --
           Other current assets                                                 (22,840)               --               --
                                                                            -----------       -----------      -----------
                                                                             (1,358,840)               --               --

   Preferred stock issued in lieu of cash dividend                              466,144                --               --
   Accretion of preferred stock issuance costs                                   30,584                --               --
   Common stock issued upon exercise of stock options                                13                --               --
   Unrealized gain on available-for-sale-securities                             145,273                --               --
   Foreclosure of note receivable secured by land:
           Land held for sale                                                   128,352                --               --
           Notes receivables                                                   (123,244)               --               --
           Accounts payable                                                      (5,108)               --               --
   Write-off of property and equipment and related accumulated depreciation:
           Property and equipment                                               (54,116)               --               --
           Accumulated depreciation                                              50,378                --               --


[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

To the Members of
Nevada Land & Resource Company, LLC

We have audited the accompanying balance sheet of Nevada Land & Resource Company, LLC as of December 31, 1996, and the related statements of operations, members' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Land & Resource Company, LLC at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP
                                                ---------------------
February 8, 1997

                      NEVADA LAND & RESOURCE COMPANY, LLC

                                 BALANCE SHEET

                               December 31, 1996
                                 (In thousands)


ASSETS
Cash and cash equivalents - includes restricted cash and
   cash equivalents of $927 (Note 1)                           $ 1,765
Investment in real estate                                       43,917
Other assets                                                     1,731
                                                               -------
Total assets                                                   $47,413
                                                               =======
LIABILITIES AND MEMBERS' CAPITAL
Notes payable (Note 2)                                         $15,633
Accrued expenses and other liabilities (Note 4)                    494
                                                               -------
Total liabilities                                               16,127

Commitments and contingencies (Note 3)                             --
Members' capital                                                31,286
                                                               -------
Total liabilities and members' capital                         $47,413
                                                               =======

See accompanying notes.

                      NEVADA LAND & RESOURCE COMPANY, LLC

                            STATEMENT OF OPERATIONS

                               December 31, 1996
                                 (In thousands)

Revenues:
  Rental income                                         $   781
  Other                                                     270
  Sale of real estate                                     1,489
                                                         -------
Total Revenues                                            2,540

Expenses:
  Real estate operating and other expenses (Note 4)     $ 2,810
  Cost of sales of real estate                              639
  Interest expense                                        1,519
                                                        -------
Total Expenses                                            4,968
                                                        -------
Net loss                                                $(2,428)
                                                        =======

See accompanying notes.

                      NEVADA LAND & RESOURCE COMPANY, LLC

                         STATEMENT OF MEMBERS' CAPITAL

                          Year ended December 31, 1996
                                 (In thousands)


                                        Western Land    Western Water
                                        Joint Venture      Company      Total
                                        ---------------------------------------

Beginning Balance at January 1, 1996       $21,834         $11,909      $33,743
Capital Distributions                          (19)            (10)         (29)
Net Loss                                    (1,578)           (850)      (2,428)
                                        ---------------------------------------
Balance at December 31, 1996               $20,237         $11,049      $31,286
                                        =======================================

See accompanying notes.

                      NEVADA LAND & RESOURCE COMPANY, LLC

                            STATEMENT OF CASH FLOWS

                          Year ended December 31, 1996
                                 (In thousands)

OPERATING ACTIVITIES
Net loss                                                        $(2,428)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Changes in operating assets and liabilities:
      Investment in real estate                                     274
      Other assets                                                  456
      Accrued expenses and other liabilities                        (23)
                                                                -------
Net cash used in operating activities                            (1,721)

FINANCING ACTIVITIES
Capital distributions                                               (29)
Payments on notes payable                                          (920)
                                                                -------
Net cash used in financing activities                              (949)

Decrease in cash and cash equivalents                            (2,670)
Cash and cash equivalents at beginning of year                    4,435
                                                                -------
Cash and cash equivalents at end of year                        $ 1,765
                                                                =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Total interest paid                                             $ 1,157
                                                                =======

See accompanying notes.

                      NEVADA LAND & RESOURCE COMPANY, LLC

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nevada Land & Resource Company, LLC ("the Company"), a Delaware limited liability company, was formed in October 1995, in conjunction with the acquisition of 1.4 million acres of land located in Nevada. The Company's sole business is to hold, operate, sell, and otherwise realize investment returns from operation or disposition of the land. The members are Western Water Company and Western Land Joint Venture. Net income or loss is allocated to the members proportionate to their capital contributions. The Limited Liability Company Agreement specifies that the Company will terminate no later than December 31, 2010, subject to extension by the agreement of the members.

The members' interest in the Company are as follows:

                                                      % Interest
                                                      ----------
                Western Land Joint Venture              64.71%
                Western Water Company                   35.29%

On October 19, 1995, Western Land Joint Venture contributed $22 million of capital and Western Water Company contributed $12 million. In conjunction with the land acquisition, the Company issued a $12 million secured note payable and issued a $5 million note payable to the seller of the land.

OTHER ASSETS

Other assets include certain costs incurred to form the Company, including debt issuance costs. These capitalized costs are being amortized over 10 years, which is the anticipated period to dispose of the land.

INCOME TAXES

For federal and state income tax reporting purposes, each member will report its share of taxable income or loss on its separate tax return. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

INVESTMENT IN REAL ESTATE

Investment in real estate is carried at cost, which includes land and other land acquisition costs, including title costs.

                       NEVADA LAND RESOURCE COMPANY, LLC

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT IN REAL ESTATE (CONTINUED)

In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121,") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires that the portions of the investment in real estate ready for sale be valued at the lower of cost or fair value less costs to sell and dispose. The Company's adoption of SFAS No. 121 did not have an impact on its financial statements.

Cost of sales of real estate is determined using the relative sales value method.

REVENUES

Sales of real estate are recorded and profit is recognized when the buyer has made a minimum down payment, and title has passed to the buyer.

The Company rents land to various tenants primarily for grazing purposes. Rental income is recognized when earned.

ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company places temporary cash investments in high quality financial instruments.

Cash and cash equivalents at December 31, 1996, includes $926,919 of restricted cash used to pay principal and interest on the MSMC Note (see Note 2).

                      NEVADA LAND & RESOURCE COMPANY, LLC

2.  NOTES PAYABLE

The Company obtained a $12.0 million loan from Morgan Stanley Mortgage Capital, Inc. (MSMC), an affiliate of Western Land Joint Venture, on October 19, 1995. The loan bears interest at a rate equal to LIBOR plus four percentage points. LIBOR is the London Interbank offered rate for one-month U.S. dollar deposits. At December 31, 1996, LIBOR was 5.5%. Interest is payable monthly on the notes, and principal, which is due October 19, 1997, is paid to the extent funds are available. The note is a non-recourse obligation secured by the Company's investment in real estate.

As partial consideration for the land acquired, the Company issued a $5 million promissory note, maturing on October 1, 2000, to the Atchison Topeka and Santa Fe Railway Company (the Seller). Interest is paid monthly to the extent that payment is received on four geothermal leases associated with the acquired land. At December 31, 1996, the outstanding principal balance was $5 million. The loan bears a fixed 9.0% interest rate.

3.  COMMITMENTS AND CONTINGENCIES

The Company is not aware of any material pending legal proceedings outside the ordinary course of its business as to which the Company is subject.

4.  OTHER RELATED PARTY TRANSACTIONS

The Company has incurred $119,258 for services rendered by its affiliates, which is included in real estate operating and other expenses. The Company has reimbursed its affiliates $62,931 for these costs for the year ended December 31, 1996. The remainder of $56,327 is included in accrued expenses and other liabilities.

                         (Ernst & Young, LLP letterhead)


                         REPORT OF INDEPENDENT AUDITORS



Nevada Land & Resource Company, LLC


We have audited the accompanying balance sheet of Nevada Land & Resource Company, LLC as of December 31, 1995, and the related statements of operations, members' capital and cash flows for the period October 19, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Land & Resource Company, LLC at December 31, 1995, and the results of its operations and its cash flows for the period October 19, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.



                                            /s/ Ernst & Young, LLP
                                            ------------------------------------



February 23, 1996

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                  BALANCE SHEET

                                DECEMBER 31, 1995

                                 (IN THOUSANDS)


ASSETS
Cash and cash equivalents                                                $ 4,435
Investment in real estate                                                 44,191
Other assets                                                               2,187
                                                                         -------

           Total assets                                                  $50,813
                                                                         =======

LIABILITIES AND MEMBERS' CAPITAL

Notes payable                                                            $16,553
Accrued expenses and other liabilities                                       517
                                                                         -------

           Total liabilities                                              17,070

Members' capital                                                          33,743
                                                                         -------

           Total liabilities and members' capital                        $50,813
                                                                         =======



See accompanying notes to financial statements.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                             STATEMENT OF OPERATIONS

      FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 1995

                                 (IN THOUSANDS)


REVENUE

Rental Income                                                             $ 361
Interest Income                                                              36
                                                                          -----

           Total Revenue                                                    397

EXPENSES

Real Estate Operating Expenses                                              379
Interest Expense                                                            275
                                                                          -----

           Total Expenses                                                   654

                   Net Loss                                               ($257)
                                                                          =====



See accompanying notes to financial statements.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                    STATEMENT OF CHANGES OF MEMBERS' CAPITAL

      FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 1995

                                 (IN THOUSANDS)


                                    Western Land       Western Water     Total Members'
                                    Joint Venture        Company             Capital
                                    ------------       -------------     --------------
Capital contributions                 $ 22,000           $ 12,000           $ 34,000

Net loss                                  (166)               (91)              (257)
                                      --------           --------           --------

Balance at December 31, 1995          $ 21,834           $ 11,909           $ 33,743
                                      ========           ========           ========



See accompanying notes to financial statements.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                             STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM OCTOBER 19, 1995 (INCEPTION) TO DECEMBER 31, 1995

                                 (IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES

        Net Loss                                                                             $   (257)
        Adjustments to reconcile net loss to net cash used by operating activities:
             Depreciation and amortization                                                         60
             Changes in operating assets and liabilities:
             Other assets                                                                      (2,247)
             Accrued expenses and other liabilities                                               484
                                                                                             --------
                        Net cash used by operating activities                                  (1,960)

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in real estate                                                             (39,158)

CASH FLOWS FROM FINANCING ACTIVITIES
        Capital contributions                                                                  34,000
        Proceeds from issuance of notes payable                                                12,000
        Payments on notes payable                                                                (447)
                                                                                             --------

                        Net cash provided by financing activities                              45,553

                        Cash and cash equivalents at end of period                           $  4,435
                                                                                             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

        Cash paid during the period for interest                                             $     95

SUPPLEMENTAL DISCLOSURE OF NON CASH FLOW INVESTING AND FINANCIAL ACTIVITIES:

        Note payable assumed upon acquisition of real estate                                 $  5,000



See accompanying notes to financial  statements.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


(1)        Description of Company and Significant Accounting Policies

           Nevada Land & Resource Company, LLC ("the Company"), a Delaware limited liability company, was formed in October 1995 in conjunction with the acquisition of 1.4 million acres of land located in Nevada. The Company's sole business is to hold, collect, operate, sell and otherwise realize investment returns upon operations or dispositions of the land. The members are Western Water Company and Western Land Joint Venture. Net income or loss is allocated to the members proportionate to the capital contributions.

           On October 19, 1995 Western Land Joint Venture contributed $22 million of capital and Western Water Company contributed $12 million. In conjunction with the land acquisition the Company obtained a $12 million senior subordinated note payable and issued a $5 million note payable to the seller of the land.

           Capitalized Costs

           Certain costs incurred to form the Company including debt issuance have been capitalized and included in other assets on the balance sheet. The amounts capitalized to form the Company are being amortized on a straight-line basis over 10 years which is the anticipated period to dispose of the land. The amounts capitalized related to debt issuance are being amortized using the effective interest method.

           Income Taxes

           The accompanying financial statements include no provision for income taxes since, it is the intent of the Company and its members that the Company be treated as a partnership for income tax purposes. As such, income taxes on income or losses realized by the Company are generally the obligation of the members.

           Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and the liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
           Actual results could differ from those estimates.

(2)        Cash and Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company places temporary cash investments, primarily repurchase agreements, with its bank, which is a high credit quality financial institution. The carrying amount of cash and cash equivalents approximate fair value.

           All cash and cash equivalents are restricted and pledged as collateral for the senior subordinated note.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


(3)        Notes Payable

           The Company obtained a $12.0 million loan from Morgan Stanley Mortgage Capital, Inc. (MSMC), an affiliate of Western Land Joint Venture on October 19, 1995. The loan bears interest at a rate equal to LIBOR plus four percentage points. LIBOR is the London Interbank offered rate for one-month U.S. dollar deposits. At December 31, 1995 LIBOR was 5.72%. Interest is payable monthly on the notes, and principal, which is due October 19, 1997, is paid to the extent funds are available. Interest of $94,717 was paid to MSMC for the period ended December 31, 1995. The note is a non-recourse obligation secured by the Company's assets. In connection with the debt issuance, the Company paid MSMC $121,900 in fees which were capitalized and included in other assets.

           As partial consideration for the land acquired the Company issued a $5 million promissory note maturing on October 1, 2000 to the Atchison Topeka and Santa Fe Railway Company (the Seller). Repayments are made to the extent that payment is received on four geothermal leases associated with the acquired land. At December 31, 1995 the outstanding principal balance was 55.0 million. The loan bears a fixed 9.0% interest rate. Interest incurred of $75,000 is included in accrued expenses and other liabilities.

(4)        Commitments and Contingencies

           The Company is not aware of any material pending legal proceedings outside the ordinary course of its business as to which the Company is subject. However, various litigation matters incidental to the business of the Company and the liquidation of its assets are pending or threatened which may adversely affect the ability of the Company to realize upon certain assets.

(5)        Other Related Party Transactions

           Included in accrued expenses and other liabilities are $185,698 of capitalizable due diligence costs that pertain to the acquisition of the land and the formation of the Company, and are due to the Member. In addition, the Company accrued $76,402 in operating expenses that are also payable to the Member.