Form 10-Q
period 1998-06-30
WESTERN WATER CO
filed 1998-07-27
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------


                                    FORM 10-Q

                         -------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998



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


                YES     X                                 NO
                    ----------                               ----------


As of July 24, 1998, there were 8,235,816 shares of registrant's common stock issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                      Page
                                                                          ----
1      Financial statements:

             Consolidated balance sheets-
             June 30 and March 31, 1998                                    3

             Consolidated statements of operations-
             Three months ended June 30, 1998 and 1997                     4

             Consolidated statements of comprehensive income-
             Three months ended June 30, 1998 and 1997                     5

             Consolidated statements of cash flows-
             Three months ended June 30, 1998 and 1997                     6

             Notes to consolidated financial statements                    7

2      Management's discussion and analysis of financial
       condition and results of operations                                10



                           PART II - OTHER INFORMATION

6      Exhibits and Reports on Form 8-K                                   16

       Signatures                                                         17

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           June 30 and March 31, 1998


ASSETS                                                                                           1998
                                                                                  -----------------------------------
                                                                                    June 30,               March 31,
                                                                                  ------------           ------------
                                                                                   (Unaudited)
Current assets:
        Cash and cash equivalents                                                 $  1,557,701           $    304,988
        Investment in available-for-sale securities                                 12,157,313             16,453,147
        Current portion of notes receivable                                            206,855                215,292
        Deposits (Note 2)                                                            1,649,500                 37,500
        Other current assets                                                           538,521                377,561
                                                                                  ------------           ------------
            Total Current Assets                                                    16,109,890             17,388,488

Notes receivable, less current portion                                               1,300,292              1,386,403
Land held for sale                                                                   3,831,924              3,960,277
Water rights                                                                        16,246,014             15,264,710
Other water assets, net                                                              3,175,707              3,188,357
Debt issue costs, net                                                                  593,310                613,782
Property and equipment, net                                                            100,758                 85,951
Other assets                                                                             4,000                  4,000
                                                                                  ------------           ------------

                                                                                  $ 41,361,895           $ 41,891,968
                                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                          $    101,323           $     19,274
        Accrued expenses and other liabilities                                         391,487                732,954
        Accrued interest                                                               376,322                 67,663
        Current maturities of long-term debt                                           655,240                 51,138
                                                                                  ------------           ------------
            Total Current Liabilities                                                1,524,372                871,029

Long-term debt, less current maturities                                                403,416              1,028,470
9% Convertible subordinated debentures                                              15,000,000             15,000,000
Deferred gain on sale                                                                   73,333                 83,333
                                                                                  ------------           ------------

            Total Liabilities                                                       17,001,121             16,982,832

Series C convertible redeemable preferred stock, $1,000 stated
  value, 100,000 shares authorized; 9,466 shares issued and
  outstanding (aggregate liquidation preference of $9,466,000)
  at June 30 and March 31, 1998, respectively                                        9,057,065              9,049,033

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,235,816 shares issued and outstanding
          at June 30 and March 31, 1998, respectively                                    8,236                  8,236
        Additional paid-in capital                                                  24,225,539             24,198,539
        Accumulated other comprehensive income (loss)                                  (63,669)               117,233
        Accumulated deficit ($14,405,252 of accumulated
          deficit eliminated in quasi-reorganization of October 1, 1994)            (8,866,397)            (8,463,905)
                                                                                  ------------           ------------
            Total Stockholders' Equity                                              15,303,709             15,860,103
                                                                                  ------------           ------------

                                                                                  $ 41,361,895           $ 41,891,968
                                                                                  ============           ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                 1998                   1997
                                                                              -----------           -----------
Revenue:
         Water                                                                $    80,774           $    45,592
         Real estate                                                              278,115                    --
                                                                              -----------           -----------
                                                                                  358,889                45,592
                                                                              -----------           -----------

Costs of Revenue:
         Water                                                                     14,581                14,581
         Real estate                                                              128,352                    --
                                                                              -----------           -----------
                                                                                  142,933                14,581
                                                                              -----------           -----------

                Gross Profit                                                      215,956                31,011

General and Administrative Expenses                                               886,756             1,211,188
                                                                              -----------           -----------

                Operating Income (Loss)                                          (670,800)           (1,180,177)

Other Income (Expenses):
         Interest income                                                          245,532               280,771
         Interest expense                                                        (337,500)             (337,500)
         Loss from investment in limited liability company                             --              (307,623)
         Gain on sale of investment in limited liability company                   10,000             2,425,860
         Other (Note 3)                                                           360,708                (7,940)
                                                                              -----------           -----------
                                                                                  278,740             2,053,568

Income (Loss) before Income Taxes                                                (392,060)              873,391
Income Taxes  (Note 4)                                                              2,400                 2,400
                                                                              -----------           -----------

                Net Income  (Loss)                                               (394,460)              870,991

Accretion of preferred stock to redemption value                                   (8,032)                   --
                                                                              -----------           -----------

                Net Income  (Loss) Applicable to Common Stockholders          $  (402,492)          $   870,991
                                                                              ===========           ===========


Basic and diluted net income (loss) per common share
   applicable to common shareholders                                          $     (0.05)          $      0.11
                                                                              ===========           ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                   Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                         1998                1997
                                                                       ---------           ---------
Net income (loss) applicable to common stockholders                    $(402,492)          $ 870,991

Other comprehensive income (loss), net of tax:

      Unrealized holding gains (losses) arising during period           (180,902)             15,438
      Reclassification adjustment, net of tax                                 --              (3,427)
                                                                       ---------           ---------
          Other comprehensive income (loss)                             (180,902)             12,011
                                                                       ---------           ---------

Comprehensive income (loss)                                            $(583,394)          $ 883,002
                                                                       =========           =========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                            Statements of Cash Flows

                    Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                                 1998                     1997
                                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                                    $   (394,460)          $    870,991
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                Depreciation and amortization                                                       40,558                 42,668
                Compensation expense on vesting of unexercised
                  compensatory stock options                                                        27,000                     --
                Gain on sale of investment in limited liability company                            (10,000)            (2,425,860)
                Loss from investment in limited liability company                                       --                307,623
                Loss on disposition of property and equipment                                        1,982                     --
                Changes in assets and liabilities:
                  (Increase) decrease in:
                     Other current assets                                                         (160,960)               (54,841)
                     Land held for sale                                                            128,353                     --
                     Other assets                                                                       --                  1,609
                  Increase (decrease) in:
                     Accounts payable                                                               82,049                  4,737
                     Accrued expenses and other liabilities                                       (341,467)               145,158
                     Accrued interest                                                              308,659                346,966
                                                                                              ------------           ------------
                           Net cash used in operating activities                                  (318,286)              (760,949)
                                                                                              ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                                         (1,612,000)                    --
         Proceeds from disposition of discontinued operation                                            --                120,000
         Proceeds from sale of investment in limited liability company liability company                --             12,024,000
         Closing costs paid in conjunction with the sale of investment in
           limited liability company                                                                    --                (60,242)
         Principal payments received on notes receivable                                            94,548                329,402
         Purchase of property and equipment                                                        (22,294)                (7,688)
         Purchase of available-for-sale securities                                                (208,415)            (7,105,411)
         Sales of available-for-sale securities                                                  4,323,347                203,427
         Additions to water rights                                                                (333,859)              (111,172)
         Purchase of water rights                                                                 (647,445)              (518,857)
         Additions to other water assets                                                            (1,931)                (9,900)
                                                                                              ------------           ------------
                           Net cash provided by investing activities                             1,591,951              4,863,559
                                                                                              ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of redeemable
           preferred stock                                                                              --              5,000,000
         Payment of private placement costs                                                             --               (255,212)
         Principal payments on long-term debt                                                      (20,952)               (19,399)
                                                                                              ------------           ------------
                           Net cash provided by (used in) financing activities                     (20,952)             4,725,389
                                                                                              ------------           ------------


Net increase in cash and cash equivalents                                                        1,252,713              8,827,999
Cash and cash equivalents, beginning of period                                                     304,988              3,022,008
                                                                                              ------------           ------------
Cash and cash equivalents, end of period                                                      $  1,557,701           $ 11,850,007
                                                                                              ============           ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of June 30, 1998, the statements of operations, comprehensive income and cash flows for the three months ended June 30, 1998 and 1997. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiaries, a corporation and two limited partnerships ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its report on Form 10-K for the fiscal year ended March 31, 1998.

         Reporting Comprehensive Income

         On April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         At June 30, 1998 and 1997 the Company held available-for-sale securities which had pretax unrealized holding gains (losses) of $(180,902) and $15,438 for the three months ended June 30, 1998 and 1997, respectively. No tax benefit was recorded as management does not expect that the Company will recognize taxable income for the fiscal year ended March 31, 1999.

         Income (loss) per share

         Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing the amount of earnings for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The weighted average shares used for basic and diluted earnings per share were 8,235,816 and 8,146,924 shares for the three months ended June 30, 1998 and 1997, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

         Income (loss) per share (continued)


         Stock options to purchase the following number of shares of common stock at exercise prices ranging from $5.44-$18.70 for the three months ended June 30, 1998 and 1997 were not included in the computation of diluted earnings per share as their effect would have been antidilutive:


                                            1998             1997
                                         ---------        ---------
               Stock options             1,704,066        1,087,398


         Warrants to purchase 98,000 of common stock at $17.50 per share were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 and 1997 as their effect would have been antidilutive.

         Convertible debentures, redeemable preferred stock and preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62 and $16.62 per share, respectively, were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 and 1997 as their effect would have been antidilutive:


                                             1998                  1997
                                            -------               -------
               Convertible debentures       945,763               945,763
               Redeemable preferred stock   569,551               541,516


         Reclassifications

         Certain reclassifications of prior period amounts have been made in order to conform to the current year presentation.


NOTE 2.  DEPOSITS:

         During June 1998, the Company deposited $1,538,450 towards the purchase of a 244-acre dairy farm located in San Bernardino County, California. The cash purchase of $1,538,450, including closing costs, was completed in July 1998. The Company intends to market the real property and all personal property related to such real estate and retain the rights to 909 acre-feet of water that were acquired as part of the purchase.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 3.  OTHER INCOME:

         On June 30, 1998, the Company entered into an agreement with two of its former officers to sell its 40% interest in an option to purchase approximately 30% of the outstanding stock of Integrated Water Technologies, Inc. In exchange for its 40% interest one of the former officers agreed to pay the Company, on or before September 1, 1998, $150,000 in cash, or an equivalent value of Company stock options, as defined, currently held by the former officer. If the former officer does not complete the purchase by September 1, 1998, then the Company retains the 40% interest. Irrespective of the outcome of the foregoing, options to purchase 296,000 shares of Western Water Company stock by these two former officers were cancelled as of the date of the agreement. In addition, the Company's obligation to pay $290,637 of the remaining severance costs recorded in the prior fiscal year ended March 31, 1998 to one of the former officers, was cancelled as of May 15, 1998. Accordingly, this resulted in the Company recognizing other income of $290,637 for the three months ended June 30, 1998.


NOTE 4.  INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1998.

NOTE 5.  SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                                            Three months ended June 30,
                                                                                         ---------------------------------
                                                                                            1998                  1997
                                                                                         -----------           -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $    51,680           $    54,236
     Interest capitalized during the period                                                   38,140                63,702
     Cash paid during the period for income taxes                                              2,400                 2,400

Supplemental disclosure of noncash investing and financing
   activities:
     Water rights acquired in exchange for common stock                                           --             1,162,144
     Exchange of Series B convertible preferred stock
        for Series C redeemable preferred stock                                                   --             3,807,517
     Deferral (recognition) of gain on sale of investment in limited
        liability company                                                                    (10,000)              113,333
     Issuance of note receivable in conjunction with
        sale of limited liability company                                                         --             1,336,000
     Accretion of preferred stock issuance costs                                               8,032                    --
     Common stock issued upon exercise of stock options                                           --                    13
     Unrealized gain (loss) on available-for-sale securities                                (180,902)              (12,011)
     Write-off of property and equipment
        and related accumulated depreciation:
                     Property and equipment                                                   (2,477)                   --
                     Accumulated depreciation                                                    495                    --

                     WESTERN WATER COMPANY AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 1998, the Quarterly Reports on Form 10-Q to be filed by the Company in 1998 and 1999, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.


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

In a quasi-reorganization, assets and liabilities are restated to current values as of the date of the reorganization. The amounts of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994, the Company recognized a $1,830,914 write down in the value of its non-operational silica sorting and grinding plant (the "Silica Plant"). This write down was offset by a corresponding write up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale ($454,604), water rights ($1,038,268), and other water assets ($338,042). Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operations, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Accumulated deficit reflects only the results of operations subsequent to October 1, 1994.

On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common

                     WESTERN WATER COMPANY AND SUBSIDIARIES

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

In February 1997, the Company issued $4,000,000 of its Series B Convertible Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price and, therefore, the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefor, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends are payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing fully paid and nonassessable shares of Series C Preferred Stock of equal value. On July 15, 1998, the Company paid dividends of $343,148, all of which was paid through the issuance of 343 shares of its Series C Preferred Stock. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid dividends thereon if the average trading price of the Common Stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect. Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of shares of the Series C Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of shares of Series C Preferred Stock may, from time to time thereafter, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, some or all of such holder's shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

In April 1997 the Company sold its 35.3% interest in Nevada Land & Resources Company, LLC (the "Nevada LLC") for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. In August 1997, the $1,336,000 promissory note and the related accrued interest of $22,840 was converted into 723,911 common shares of Global Equity Corporation, a Canadian corporation whose shares are traded on the Toronto Stock Exchange and the Montreal Exchange. The Company had acquired its interest in the Nevada LLC in October 1995 for $12,000,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three months ended June 30, 1998 and 1997.

                                  CONSOLIDATED


                                                Three months ended June 30,
                                               -----------------------------
                                                 1998                1997
                                               ---------           ---------
Revenue                                        $ 359,000           $  46,000
                                               =========           =========

Income (Loss) Before Income Taxes              $(392,000)          $ 873,000

Income Taxes                                       2,000               2,000
                                               ---------           ---------
Net Income (Loss)                               (394,000)            871,000

Accretion of preferred stock to
    redemption value                               8,000                  --
                                               ---------           ---------

Net Income (Loss) applicable to
    common stockholders                        $ 402,000)          $ 871,000
                                               =========           =========
Basic and diluted net income (loss)
    applicable to common stockholders          $    (.05)          $     .11
                                               =========           =========


The Company reports its operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. Due to the limited number of comparable water sales in the Cherry Creek Basin, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate for the Cherry Creek Project. As properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Management does not expect that the Company will recognize any taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1998.

                                  WATER RIGHTS


                                                  Three months ended June 30,
                                                  ---------------------------
                                                    1998              1997
                                                  ---------         --------
Revenue                                            $81,000           $46,000
Cost of Revenue                                     15,000            15,000
                                                   -------           -------
Gross Profit                                       $66,000           $31,000
                                                   =======           =======


Water rights revenue for the three months ended June 30, 1998 resulted from the lease of water rights ($33,000) and payments received under the Cucamonga Fee Agreement. Water rights revenue for the three months ended June 30, 1997 resulted from payments received under the Cucamonga Fee Agreement. Cost of revenue for the three months ended June 30, 1998 and 1997 consists of amortization of the Cucamonga Water Fee Agreement.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                   REAL ESTATE


                                                     Three months ended June 30,
                                                     ---------------------------
                                                       1998                1997
                                                     --------             -----
Revenue                                              $278,000             $  --

Cost of Revenue                                       128,000                --
                                                     --------             -----
Gross Profit                                         $150,000             $  --
                                                     ========             =====


The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. Real estate revenue for the three months ended June 30, 1998 resulted from the sale of 72 acres of its Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.


                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                   Three months ended June 30,
                                                   --------------------------
                                                       1998            1997
                                                     ---------      ----------
 General and Administrative Expenses                 $ 887,000      $1,211,000


General and administrative expenses for the three months ended June 30, 1998 decreased by 27%, or $324,000, from the comparable period ended June 30, 1997. The decrease was primarily due to $225,000 of advisory fees incurred during the three months ended June 30, 1997 which were not incurred during the three months ended June 30, 1998 and a decrease of $117,000 in payroll and related expenses incurred during the three months ended June 30, 1997, relating to officers that resigned in the latter part of Fiscal 1998, that were not incurred during the three months ended June 30, 1998.



                          OTHER NON-SEGMENT INFORMATION


                                                Three months ended June 30,
                                              ---------------------------------
                                                  1998                  1997
                                              -----------           -----------
Interest income                               $   246,000           $   281,000

Interest expense                                 (338,000)             (338,000)

Loss from investment in limited
   liability company                                   --              (308,000)

Gain on sale of investment in
  limited liability company, net                   10,000             2,426,000

Other                                             361,000                (8,000)

                     WESTERN WATER COMPANY AND SUBSIDIARIES

Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum.

Interest income decreased for the three months ended June 30, 1998 from the comparable period ended June 30, 1997 due to lower investment balances.

Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 principal amount of outstanding Debentures. Interest of $38,140 and $63,702 was capitalized during the three months ended June 30, 1998 and 1997, respectively, in connection with the development of land held for sale and water rights.

The Company accounted for its investment in the Nevada LLC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,193 net of legal and other closing costs totaling $60,242 and deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. The Company realized $10,000 and $6,667 of the deferred gain during the three months ended June 30, 1998 and 1997, respectively.

Other income for the three months ended June 30, 1998 includes the reversal of $290,637 of severance costs recorded in the prior fiscal year related to the resignation of an officer. This reversal resulted from the Company entering into an agreement with two of its former officers to sell its interest in an option to purchase approximately 30% of the outstanding stock of Integrated Water Technologies, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company had working capital and a current ratio of $14,585,518 and 10.57 to l as compared to $16,517,459 and 19.96 to 1, respectively, at March 31, 1998.

Operating Activities

For the three months ended June 30, 1998, the Company had a net loss of $394,460 and net cash used in operating activities of $318,286. The Company deposited $1,538,450 towards the purchase of a 244-acre dairy farm in San Bernardino County, California. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be sufficient to fund the Company's operations. For the three months ended June 30, 1998, the Company realized revenue from the leasing of its water rights and continued to receive revenue from the sale of portions of its real property located in the Cherry Creek basin. The Company intends to continue such sales by marketing the remaining 280 acres of real property it owns in Cherry Creek. The Company expects that its operating revenues will continue to be highly volatile.

Revenues from leasing the Company's rice farms and ranches, from the Cucamonga Water Fee Agreement, and cash received from principal and interest payments on promissory notes held by the Company will be more predictable, but will be insufficient by themselves to cover the Company's general and administrative expenses and the Company's interest obligations under the Debentures. Revenue from sale of water or water rights and from the leasing of water rights will be dependent on

                     WESTERN WATER COMPANY AND SUBSIDIARIES

individually negotiated transactions. There can be no assurance that such transactions can be made on acceptable terms. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity and from proceeds the Company may derive from such future water sale/transfer transactions that the Company may from time to time consummate.

The Company's principal business plan is to develop, package and sell its water and water rights to municipalities and other water users, to acquire and sell other water rights, and to provide a variety of water-related services to unaffiliated owners of water rights. Accordingly, the Company plans to enter into water purchase and water sales agreements. These agreements are typically subject to various conditions which have to be met before a purchase or sale can take place. Management intends to structure such agreements so that the commitments for water purchases and water sales are reasonably in balance. However, no assurance can be given that management will be able to balance such agreements in the future.

Investing and Financing Activities

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 1999 and fiscal years ending March 31, 2000, 2001, 2002 and 2003 are $30,000, $742,000, $29,000,
     $32,000, and $71,000, respectively.

- The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

- The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash. The Company has elected to pay its entire July 15, 1998 dividend obligation through the issuance of an additional 343 shares of Series C Preferred Stock.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

During June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.


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


                                            WESTERN WATER COMPANY

Date:  July 24, 1998                        By:    /s/ Michael P. George
                                                   ---------------------
                                                   Michael P. George
                                                   President

Date:  July 24, 1998                        By:    /s/ Ronald I. Simon
                                                   -------------------
                                                   Ronald I. Simon
                                                   Chief Financial Officer