Form 10-Q
period 1998-09-30
WESTERN WATER CO
filed 1998-10-30
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



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


                             YES   [X]      NO   [ ]
                                 -------       -------

As of October 27, 1998, there were 8,239,816 shares of registrant's common stock issued and outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item                                                                       Page
----                                                                       ----
1       Financial statements:

           Consolidated balance sheets-
           September 30 and March 31, 1998                                   3

           Consolidated statements of operations-
           Three months ended September 30, 1998 and 1997                    4

           Consolidated statements of operations-
           Six months ended September 30, 1998 and 1997                      5

           Consolidated statements of comprehensive income-
           Three and six months ended September 30, 1998 and 1997            6

           Consolidated statements of cash flows-
           Six months ended September 30, 1998 and 1997                      7

           Notes to consolidated financial statements                        8

2       Management's discussion and analysis of financial
        condition and results of operations                                 14


                           PART II - OTHER INFORMATION

4       Submission of Matters to Vote of Security Holders                   22

6       Exhibits and Reports on Form 8-K                                    23

        Signatures                                                          24

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         September 30 and March 31, 1998


                                                                                                  1998
                                                                                     -------------------------------
ASSETS                                                                                 September          March 31,
                                                                                     ------------       ------------
                                                                                      (Unaudited)
Current assets:
        Cash and cash equivalents                                                    $  2,008,927       $    304,988
        Investment in available-for-sale securities                                     7,668,477         16,453,147
        Current portion of notes receivable                                               207,976            215,292
        Deposits (Note 2)                                                                 115,000             37,500
        Other current assets                                                              453,520            377,561
                                                                                     ------------       ------------
            Total Current Assets                                                       10,453,900         17,388,488

Notes receivable, less current portion                                                  1,286,316          1,386,403
Land held for sale                                                                      4,500,482          3,960,277
Water rights, net                                                                      18,950,978         15,264,710
Prepaid leasing costs (Note 3)                                                          3,603,200                 --
Other water assets, net                                                                 3,166,127          3,188,357
Debt issue costs, net                                                                     657,738            613,782
Property and equipment, net                                                               109,947             85,951
Other assets                                                                               49,094              4,000
                                                                                     ------------       ------------
                                                                                     $ 42,777,782       $ 41,891,968
                                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                             $     27,566       $     19,274
        Accrued expenses and other liabilities                                            555,049            732,954
        Accrued interest                                                                   23,542             67,663
        Current maturities of long-term debt (Note 3)                                   1,211,102             51,138
                                                                                     ------------       ------------
            Total Current Liabilities                                                   1,817,259            871,029

Long-term debt, less current maturities (Note 3)                                        3,294,697          1,028,470
9% Convertible subordinated debentures                                                 15,000,000         15,000,000
Deferred gain on sale                                                                      63,333             83,333
                                                                                     ------------       ------------
            Total Liabilities                                                          20,175,289         16,982,832

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 9,809 and 9,466 shares issued and outstanding (aggregate liquidation preference of $9,809,000 and $9,466,000)
  at September 30 and March 31, 1998, respectively                                      9,408,404          9,049,033

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares authorized; 8,239,816 and 8,235,816 shares issued and outstanding
          at September 30 and March 31, 1998, respectively                                  8,240              8,236
        Additional paid-in capital                                                     24,279,535         24,198,539
        Accumulated other comprehensive income (loss)                                    (307,839)           117,233
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                    (10,785,847)        (8,463,905)
                                                                                     ------------       ------------
            Total Stockholders' Equity                                                 13,194,089         15,860,103
                                                                                     ------------       ------------
                                                                                     $ 42,777,782       $ 41,891,968
                                                                                     ============       ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                              1998             1997
                                                                          -----------       -----------
Revenue:
         Water                                                            $    64,587       $   650,057
         Real estate                                                           67,500           490,000
                                                                          -----------       -----------
                                                                              132,087         1,140,057
                                                                          -----------       -----------

Costs of Revenue:
         Water                                                                 15,808           697,671
         Real estate                                                           55,648           107,152
                                                                          -----------       -----------
                                                                               71,456           804,823
                                                                          -----------       -----------

                Gross Profit                                                   60,631           335,234

General and Administrative Expenses                                         1,456,007         1,322,095
                                                                          -----------       -----------
                Operating Income (Loss)                                    (1,395,376)         (986,861)

Other Income (Expenses):
         Interest income                                                      195,474           321,957
         Interest expense                                                    (337,500)         (337,500)
         Gain on sale of investment in limited liability company               10,000            10,000
         Other                                                                (40,709)           16,513
                                                                          -----------       -----------
                                                                             (172,735)           10,970

Income (Loss) before Income Taxes                                          (1,568,111)         (975,891)
Income Taxes  (Note 5)                                                             --                --
                                                                          -----------       -----------
                Net Income  (Loss)                                         (1,568,111)         (975,891)

Accretion of preferred stock to redemption value                               (8,191)          (14,991)
Preferred stock dividends                                                    (343,148)         (194,856)
                                                                          -----------       -----------
                Net Income  (Loss) Applicable to Common Stockholders      $(1,919,450)      $(1,185,738)
                                                                          ===========       ===========

Basic and diluted net income (loss) per common share
   applicable to common stockholders                                      $     (0.23)      $     (0.14)
                                                                          ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Six months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                               1998              1997
                                                                           -----------       -----------
Revenue:
         Water                                                             $   145,361       $   695,649
         Real estate                                                           345,615           490,000
                                                                           -----------       -----------
                                                                               490,976         1,185,649
                                                                           -----------       -----------

Costs of Revenue:
         Water                                                                  30,389           712,252
         Real estate                                                           184,000           107,152
                                                                           -----------       -----------
                                                                               214,389           819,404
                                                                           -----------       -----------
                 Gross Profit                                                  276,587           366,245

General and Administrative Expenses                                          2,342,763         2,533,283
                                                                           -----------       -----------
                 Operating Income (Loss)                                    (2,066,176)       (2,167,038)

Other Income (Expenses):
         Interest income                                                       441,006           602,728
         Interest expense                                                     (675,000)         (675,000)
         Loss from investment in limited liability company                          --          (307,623)
         Gain on sale of investment in limited liability company                20,000         2,435,860
         Other (Note 4)                                                        319,999             8,573
                                                                           -----------       -----------
                                                                               106,005         2,064,538

Income (Loss) before Income Taxes                                           (1,960,171)         (102,500)
Income Taxes  (Note 5)                                                           2,400             2,400
                                                                           -----------       -----------
                 Net Income  (Loss)                                         (1,962,571)         (104,900)

Accretion of preferred stock to redemption value                               (16,223)          (14,991)
Preferred stock dividends                                                     (343,148)         (194,856)
                                                                           -----------       -----------
                 Net Income  (Loss) Applicable to Common Stockholders      $(2,321,942)      $  (314,747)
                                                                           ===========       ===========
Basic and diluted net income (loss) per common share
   applicable to common stockholders                                       $     (0.28)      $     (0.04)
                                                                           ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

             Three and six months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                        Three months ended
                                                                           September 30,
                                                                   -----------------------------
                                                                       1998              1997
                                                                   -----------       -----------
Net income (loss) applicable to common stockholders                $(1,919,450)      $(1,185,738)

Other comprehensive income (loss), net of tax:

      Unrealized holding gains (losses) arising during period         (244,170)          370,072
      Reclassification adjustment-realized holding gains                    --            (9,286)
                                                                   -----------       -----------
            Other comprehensive income (loss)                         (244,170)          360,786
                                                                   -----------       -----------
Comprehensive income (loss)                                        $(2,163,620)      $  (824,952)
                                                                   ===========       ===========




                                                                         Six months ended
                                                                           September 30,
                                                                   -----------------------------
                                                                       1998              1997
                                                                   -----------       -----------
Net income (loss) applicable to common stockholders                $(2,321,942)      $  (314,747)

Other comprehensive income (loss), net of tax:

      Unrealized holding gains (losses) arising during period         (425,072)          385,510
      Reclassification adjustment-realized holding gains                    --           (12,713)
                                                                   -----------       -----------
            Other comprehensive income (loss)                         (425,072)          372,797
                                                                   -----------       -----------
Comprehensive income (loss)                                        $(2,747,014)      $    58,050
                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                            Statements of Cash Flows
                  Six months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                                                   1998               1997
                                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                                     $ (1,962,571)      $   (104,900)
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                Depreciation and amortization                                                        82,307             81,830
                Compensation expense on vesting of unexercised
                  compensatory stock options                                                         54,000             69,428
                Gain on sale of investment in limited liability company                             (20,000)        (2,435,860)
                Loss from investment in limited liability company                                        --            307,623
                (Gain) loss on disposition of property and equipment                                  1,982            (12,711)
                Allowance against water rights                                                      284,727                 --
                Changes in assets and liabilities:
                   (Increase) decrease in:
                      Other current assets                                                          (75,959)          (267,948)
                      Land held for sale                                                           (540,205)            76,994
                      Other assets                                                                  (25,094)            91,962
                   Increase (decrease) in:
                     Accounts payable                                                                 8,292           (103,305)
                     Accrued expenses and other liabilities                                        (282,205)          (205,778)
                     Accrued interest                                                               (44,121)           (81,509)
                     Deposit                                                                             --           (100,000)
                                                                                               ------------       ------------
                 Net cash used in operating activities                                           (2,518,847)        (2,684,174)
                                                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                                             (77,500)                --
         Proceeds from disposition of discontinued operation                                             --            120,000
         Proceeds from sale of investment in limited liability company                                   --         12,024,000
         Principal payments received on notes receivable                                            107,403            516,433
         Purchase of property and equipment                                                         (38,179)            (7,688)
         Purchase of available-for-sale securities                                                 (430,800)        (7,105,411)
         Sales of available-for-sale securities                                                   8,790,398          1,868,436
         Sales of water rights                                                                           --            683,089
         Additions to water rights                                                                 (755,115)          (391,076)
         Purchase of water rights                                                                (3,215,880)          (960,850)
         Additions to other water assets                                                             (6,932)           (17,991)
         Prepayment of leasing costs                                                             (3,568,200)                --
                                                                                               ------------       ------------
                 Net cash provided by investing activities                                          805,195          6,728,942
                                                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                             3,560,000                 --
         Proceeds from issuance of common stock                                                      27,000                 --
         Proceeds from issuance of redeemable
            preferred stock                                                                              --          5,000,000
         Payment of debt issue costs                                                                (35,600)                --
         Payment of private placement costs                                                              --           (255,212)
         Preferred stock dividends                                                                       --            (59,856)
         Purchase of common stock                                                                        --             (2,591)
         Principal payments on long-term debt                                                      (133,809)          (383,065)
                                                                                               ------------       ------------
                 Net cash provided by (used in) financing activities                              3,417,591          4,299,276
                                                                                               ------------       ------------

Net increase in cash and cash equivalents                                                         1,703,939          8,344,044
Cash and cash equivalents, beginning of period                                                      304,988          3,022,008
                                                                                               ------------       ------------
Cash and cash equivalents, end of period                                                       $  2,008,927       $ 11,366,052
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

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of September 30, 1998, the statements of operations, comprehensive income and cash flows for the three and six months ended September 30, 1998 and 1997. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiaries, two corporations and two limited partnerships ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 1998.

         Water Rights

         The Company capitalizes costs directly relating to water rights projects under development that are considered probable. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these costs, based upon the Company's historical experience with similar projects. For the three months ended September 30, 1998, the Company recorded a provision of $284,727. This amount is recorded as a reduction to water rights on the balance sheet.

         Reporting Comprehensive Income

         On April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         At September 30, 1998 and 1997 the Company held available-for-sale securities which had pretax unrealized holding gains (losses) of $(244,170) and $(425,072) for the three and six months ended September 30, 1998, and $370,072 and $385,510 for the three and six months ended September 30, 1997. No tax benefit was recorded as management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 1999.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

         Income (loss) per share

         Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing the amount of net income for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The weighted average shares used for basic and diluted net income per share were 8,237,599 and 8,236,712 shares for the three and six months ended September 30, 1998, and 8,235,969 and 8,191,606 shares for the three and six months ended September 30, 1997.

         Stock options to purchase the following number of shares of common stock at exercise prices ranging from $5.44-$21.00 for the three and six months ended September 30, 1998 and 1997 were not included in the computation of diluted net income per share as their effect would have been antidilutive:

                                                     Three and six months ended
                                                            September 30,
                                                      ------------------------
                                                        1998            1997
                                                      ---------      ---------
               Stock options                          1,628,208      1,057,398

         Warrants to purchase 98,000 of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three and six months ended September 30, 1998 and 1997 as their effect would have been antidilutive.

         Convertible debentures and redeemable preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86 and $16.62 per share, respectively, were not included in the computation of diluted net income per share for the three and six months ended September 30, 1998 and 1997 as their effect would have been antidilutive:

                                                     Three and six months ended
                                                            September 30,
                                                     --------------------------
                                                        1998             1997
                                                      -------          -------
               Convertible debentures                 945,763          945,763
               Redeemable preferred stock             569,551          549,625

         Reclassifications

         Certain reclassifications of prior period amounts have been made in order to conform to the current year presentation.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 2.  DEPOSITS:

         During June 1998, the Company deposited $1,538,450 toward the purchase of a 244-acre dairy farm and certain water rights located in San Bernardino County, California. The cash purchase price of $1,538,450, including closing costs, was paid, and the acquisition was completed in July 1998. The Company is marketing for sale the real property and all personal property related to such real estate. However, the Company intends to retain the rights to 909 acre-feet of water that were acquired as part of the purchase.

NOTE 3.  PREPAID LEASING COSTS:

         On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("City"). Beginning October 1, 1998, the City leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to the City. Under the water sale agreement, the Company agreed to sell, and the City agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, the City will pay $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's ("MWD") rate for water, as defined.

         The Company financed the pumping rights lease lump-sum payment through a $3,560,000 five-year amortizing term loan. The loan was obtained from a commercial bank and is secured by the Company's rights under the pumping rights lease with the City in addition to the water rights associated with the other 1,500 acre-feet of water to be sold to the City by the Company during the term of the loan. Principal payments of $140,000 per quarter (for the first year) and interest on the loan are due quarterly. The loan accrues interest at the bank's Reference Rate or LIBOR plus 1.5%, at the Company's option. Scheduled payments of principal on this loan for the remainder of the fiscal year ending March 31, 1999 and fiscal years ending March 31, 2000, 2001, 2002 and 2003 are $280,000, $594,000, $668,000, $794,000 and $832,000,
         respectively.

         In order to secure a portion of the water that the Company agreed to sell to the City, the Company entered into a five-year and a fifteen-year water rights lease during the three months ended September 30, 1998. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200). This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The fees for subsequent years will be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the MWD for full service untreated water and the price components established by the West Basin Municipal Water District for the Metropolitan readiness to serve charge and the West Basin surcharge for basic non-interruptible water. The remaining 242 acre-feet of water to be supplied to the City is owned by the Company.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3.  PREPAID LEASING COSTS: (CONTINUED)

         The Company will recognize water sale revenue on a straight-line basis over the life of the agreement with the City beginning October 1998. Concurrently, the Company will amortize the prepaid leasing costs associated with the pumping rights lease and the two water rights leases on a straight-line basis over the life of the leases beginning October 1998.

NOTE 4.  OTHER INCOME:

         On June 30, 1998, the Company entered into an agreement with two of its former officers to sell its 40% interest in an option to purchase certain outstanding shares of Integrated Water Technologies, Inc., an unaffiliated water consulting company. In exchange for this option, one of the former officers agreed to the cancellation of 56,858 stock options to purchase Company common stock at $5.4375, and additional options to purchase 296,000 shares of the Company stock by these two former officers were cancelled as of the date of the agreement. In addition, the Company's obligation to pay $290,637 of the remaining severance costs recorded in the prior fiscal year ended March 31, 1998 to one of the former officers, was cancelled as of May 15, 1998. Accordingly, the sale of the option resulted in the Company recognizing other income of $290,637 for the three months ended June 30, 1998.

NOTE 5.  INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the six months ended September 30, 1998.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  6. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                Six months ended September 30,
                                                                -----------------------------
                                                                    1998              1997
                                                                -----------       -----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $   762,859       $   883,043
    Interest capitalized during the period                           59,038           126,534
      Cash paid during the period for income taxes                    2,400             2,400

Supplemental disclosure of noncash investing and financing
  activities:
     Water rights acquired in exchange for common stock                  --         1,162,144
     Exchange of Series B convertible  preferred  stock
       for Series C convertible redeemable preferred stock               --         3,807,517
     Deferral (recognition) of gain on sale of
       investment in limited liability company                           --           103,333
     Issuance of note  receivable in  conjunction  with
       sale of limited liability company                                 --         1,336,000
     Conversion of note receivable and related accrued
       interest receivable into investment in
       available-for-sale security:
                     Note receivable                                     --        (1,336,000)
                     Other current assets                                --           (22,840)
                                                                -----------       -----------
                                                                         --        (1,358,840)
     Accretion of preferred stock to redemption value                16,223            14,991
     Common stock issued upon exercise of stock options                   4                13
     Preferred stock issued in lieu of cash dividends               343,148           135,000
     Unrealized gain (loss) on  available-for-sale
       securities                                                  (425,072)          372,797
     Write-off of property and equipment
       and related accumulated depreciation:
                     Property and equipment                          (2,477)               --
                     Accumulated depreciation                           495                --
     Addition to debt issue costs:
                      Debt issue costs                               49,300                --
                      Increase in accrued expenses and
                        other liabilities                           (49,300)               --
      Additions to prepaid leasing costs and other
         assets:
                       Prepaid leasing costs                         35,000                --
                       Other assets                                  20,000                --
                       Increase in accrued expenses
                         and other liabilities                      (55,000)               --

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 7.  SUBSEQUENT EVENT:

         On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution. Agbar has also agreed to make up to three subsequent $5,000,000 purchases of Series D Preferred Stock to fund capital expenditures of the Company, as needed for water projects which Agbar approves, during the next two years (which can be extended to four years by mutual agreement).

         Commencing on October 1, 2007 and continuing through September 30, 2008, each holder of the Series D Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem up to one-half of the shares of Series D Preferred Stock held by such holder on October 1, 2007 for cash, out of funds legally available. Commencing on October 1, 2008, each holder of shares of Series D Preferred Stock may, from time to time thereafter, at such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, some or all of such holder's shares of Series D Preferred Stock. The redemption price for each share of Series D Preferred Stock will be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

         In the event of any liquidation or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive an amount equal to $1,000 per share plus all declared but unpaid dividends on the Series D Preferred Stock. The liquidation rights granted to the holders of Series D Preferred Stock will be pari passu with the liquidation rights granted to the holders of Series C Preferred Stock and senior to the liquidation rights of any other shares of capital stock of the Company. A merger, consolidation, sale of assets or other transaction in which control of the Company is transferred will be treated as a liquidation for the purpose of the Agbar agreement unless holders of more than 50% of the shares of Series D Preferred Stock otherwise agree.

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

On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). The Company may, at its option, redeem some or all of the Debentures at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest

                     WESTERN WATER COMPANY AND SUBSIDIARIES
thereon through the redemption date, if on each of the 20 consecutive trading days immediately prior to the mailing of the redemption notice the trading price of the Common Stock is equal to or greater than 150% of the then applicable Conversion Price.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and six months ended September 30, 1998 and 1997.

                                  CONSOLIDATED

                                            Three months ended                Six months ended
                                                September 30,                   September 30,
                                         ---------------------------     ---------------------------
                                             1998            1997            1998           1997
                                         -----------     -----------     -----------     -----------
Revenue                                  $   132,000     $ 1,140,000     $   491,000     $ 1,186,000
                                         ===========     ===========     ===========     ===========

Income (Loss) Before Income Taxes        $(1,568,000)    $  (976,000)    $(1,961,000)    $  (103,000)
Income Taxes                                      --              --           2,000           2,000
                                         -----------     -----------     -----------     -----------
Net Income (Loss)                         (1,568,000)       (976,000)     (1,963,000)       (105,000)
Accretion of preferred stock to
    redemption value                          (8,000)        (15,000)        (16,000)        (15,000)
Preferred stock dividends                   (343,000)       (195,000)       (343,000)       (195,000)
                                         -----------     -----------     -----------     -----------
Net Income (Loss) applicable to
    common stockholders                  $(1,919,000)    $(1,186,000)    $(2,322,000)    $  (315,000)
                                         ===========     ===========     ===========     ===========
Basic and diluted net income (loss)
    applicable to common stockholders    $      (.23)    $      (.14)    $      (.28)    $      (.04)
                                         ===========     ===========     ===========     ===========

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

Management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 1998.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                                  WATER RIGHTS

                               Three months ended            Six months ended
                                   September 30,               September 30,
                              ----------------------     ----------------------
                                 1998         1997          1998         1997
                              ---------    ---------     ---------    ---------
Revenue                       $  65,000    $ 650,000     $ 145,000    $ 696,000

Cost of Revenue                  16,000      698,000        30,000      712,000
                              ---------    ---------     ---------    ---------

Gross Profit (Loss)           $  49,000    $ (48,000)    $ 115,000    $ (16,000)
                              =========    =========     =========    =========

Water rights revenue for the three months ended September 30, 1998 resulted from payments received under the Cucamonga Fee Agreement. Water rights revenue for the six months ended September 30, 1998 resulted from the lease of water rights ($33,000) and payments received under the Cucamonga Fee Agreement. Water rights revenue for the three and six months ended September 30, 1997 consisted primarily of a one-time sale of water rights in Cherry Creek for $600,000 and the remaining revenue resulted from payments received under the Cucamonga Fee Agreement. Cost of revenue for the three and six months ended September 30, 1998 includes the amortization of the Cucamonga Water Fee Agreement. Cost of revenue for the three and six months ended September 30, 1997 includes the allocated purchase price of the water rights sold, directly related development costs, sales commissions, other sales costs and amortization of the Cucamonga Water Fee Agreement.

                                   REAL ESTATE

                               Three months ended            Six months ended
                                   September 30,               September 30,
                              ----------------------     ----------------------
                                 1998         1997          1998         1997
                              ---------    ---------     ---------    ---------
Revenue                       $  68,000    $ 490,000     $ 346,000    $ 490,000

Cost of Revenue                  56,000      107,000       184,000      107,000
                              ---------    ---------     ---------    ---------

Gross Profit                  $  12,000    $ 383,000     $ 162,000    $ 383,000
                              =========    =========     =========    =========

The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of the water rights on the properties sold. Real estate revenue for the three months ended September 30, 1998 resulted from the sale of 20 acres of property in Glenn County, California. Real estate revenue for the six months ended September 30, 1998 resulted from the sale of 72 acres of Cherry Creek property in addition to the 20 acres of property sold in Glenn County, California. Real estate revenue for the three and six months ended September 30, 1997 was from the sale of 97 acres of Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                       GENERAL AND ADMINISTRATIVE EXPENSES

                               Three months ended            Six months ended
                                   September 30,               September 30,
                              ----------------------     ----------------------
                                 1998         1997          1998         1997
                              ---------    ---------     ---------    ---------
General and Administrative
  Expenses                    $1,456,000   $1,322,000    $2,343,000   $2,533,000

General and administrative expenses for the three months ended September 30, 1998 increased by 10%, or $134,000 from the comparable period ended September 30, 1997. The increase resulted from the Company recording a $285,000 allowance against water rights projects under development and $74,000 of payroll taxes paid by the Company in connection with the exercise of stock options by a former officer. These increases were offset in part by a decrease in payroll expenses of $155,000 and a decrease in legal and accounting fees of $60,000. Payroll expenses for the three months ended September 30, 1998 declined from the comparable period ended September 30, 1997 as a result of a decrease of $295,000 in bonuses and severance paid from $445,000 for the period ended September 30, 1997 to $150,000 for the period ended September 30, 1998. This decline in payroll expenses was offset, in part, by increases in salaries for new hires during the three months ended September 30, 1998. General and administrative expenses for the six months ended September 30, 1998 decreased by 8%, or $190,000 from the comparable period ended September 30, 1997. The decrease in general and administrative expenses was primarily due to $250,000 of advisory fees incurred during the six months ended September 30, 1997, which were not incurred during the six months ended September 30, 1998, and a decrease of $295,000 in bonus and severance paid for the six months ended September 30, 1998 as compared to the six month period ended September 30, 1997. These decreases were offset in part by the $285,000 allowance against water rights projects under development and the $74,000 of payroll taxes paid by the Company in connection with the exercise of stock options by a former officer during the six months ended September 30, 1998.

                          OTHER NON-SEGMENT INFORMATION

                                        Three months ended             Six months ended
                                           September 30,                  September 30,
                                   ---------------------------     ---------------------------
                                       1998            1997            1998           1997
                                   -----------     -----------     -----------     -----------
Interest income                    $   195,000     $   322,000     $   441,000     $   603,000

Interest expense                      (338,000)       (338,000)       (675,000)       (675,000)


Loss from investment in limited
   liability company                        --              --              --        (308,000)

Gain on sale of investment in
   limited liability company, net       10,000          10,000          20,000       2,436,000

Other                                  (41,000)         17,000         320,000           9,000


Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for the three and six months ended September 30, 1998 from the comparable periods ended September 30, 1997 due to lower investment balances.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 principal amount of outstanding Debentures. Interest of $20,899 and $62,832 and $59,038 and $126,534 was capitalized during the three and six months ended September 30, 1998 and 1997, respectively, in connection with the development of land held for sale and water rights.

The Company accounted for its investment in the Nevada LLC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,193 net of legal and other closing costs totaling $60,242 and deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. The Company realized $10,000 and $20,000 of the deferred gain during the three and six months ended September 30, 1998, respectively. The Nevada LLC has informed the Company that it has terminated the Consulting Agreement. The Company believes that the Nevada LLC does not have any grounds for terminating the Consulting Agreement and, accordingly, intends to take action to enforce its rights under the agreement.

Other income for the six months ended September 30, 1998 includes the reversal of $290,637 of severance costs recorded in the prior fiscal year related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company had working capital and a current ratio of $8,636,641 and 5.75 to l, as compared to $16,517,459 and 19.96 to 1, respectively, at March 31, 1998.

Operating Activities

For the six months ended September 30, 1998, the Company had a net loss of $1,962,571 and net cash used in operating activities of $2,518,847. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be sufficient to fund the Company's operations. For the six months ended September 30, 1998, the Company realized revenue from the leasing of its water rights and continued to receive revenue from the sale of portions of its real property. In the past, the Company had received most of its revenue from the sale of real estate, but it does not expect real estate sales to be as significant in future periods.

Revenues from leasing the Company's rice farms and ranches, from the Cucamonga Fee Agreement, from the Inglewood water sale agreement, and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, but will be insufficient by themselves to cover general and administrative expenses, interest on outstanding indebtedness and dividends declared on its outstanding preferred stock that are payable in cash. Revenue from sale of water or water rights and from the leasing of water rights will be dependent on individually negotiated transactions. There can be no assurance that such transactions can be made on acceptable terms. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity and from proceeds the Company may derive from such future water sale/transfer transactions that the Company may from time to time consummate.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


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

On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("City"). Beginning October 1, 1998, the City leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to the City. Under the water sale agreement, the Company agreed to sell, and the City agreed to buy, 5,950 acre-feet of water per year for the next five years at a price of $200 per acre-foot in the first year ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's rate for water, as defined.


INVESTING AND FINANCING ACTIVITIES

The Company is committed to certain material expenditures over the next several years, including the following:

o Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 1999 and fiscal years ending March 31, 2000, 2001, 2002 and 2003 are $288,000, $1,246,000,
     $697,000, $781,000, and $903,000, respectively.

o The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

o The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter, all dividend payments made with respect to the Series C Preferred Stock are required to be paid in cash. The Company has elected to pay its entire July 15, 1998 dividend obligation through the issuance of an additional 343 shares of Series C Preferred Stock.

o Commencing December 15, 1998, the holders of Series D Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $75 per share, payable quarterly on March 15, June 15, September 15, and December 15 of each year (aggregating $750,000 per year).

                     WESTERN WATER COMPANY AND SUBSIDIARIES

On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General De Aguas De Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution. Agbar has also agreed to make up to three subsequent $5,000,000 purchases of Series D Preferred Stock to fund capital expenditures of the Company, as needed for water projects which Agbar approves, over the next two years (which can be extended to four years by mutual agreement).

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

The Company has completed its assessment of Year 2000 issues. Management believes that the Company's computer systems and applications are Year 2000 compliant. Consequently, the Company does not expect any material adverse affect on the Company's business, results of operations or financial condition as a result of problems with its computer systems and operations. However, the Company receives payments from a variety of external sources, and although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, February 1998 and June 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -an amendment of FASB Statements No. 87, 88 and 106," and SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", respectively. The Company anticipates that the adoption of SFAS Nos. 131, 132 and 133 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 15, 1998.

The matters voted upon at the annual meeting were as follows: (i) the election of one member of the Company's Board of Directors for the ensuing period; (ii) the approval of an increase of 800,000 shares in the number of shares of Common Stock reserved for issuance under the Company's 1997 Stock Option Plan from 600,000 to 1,400,000 shares; (iii) the ratification of an amendment of the Company's 1997 Stock Option Plan increasing the limitation on the number of shares of Common Stock that may be granted to a person, in any fiscal year, pursuant to options under the 1997 Stock Option Plan from 200,000 shares to a new maximum of 650,000 shares and (iv) the ratification of the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the fiscal year ending March 31, 1999.

The voting on each proposal was set forth in the table below.

1.   Election of director:

     Scott A. Katzmann        FOR                   WITHHOLD AUTHORITY

     Common shares            6,165,395             1,273,522
     Preferred shares         0                     262,314

    No other person received any votes.


2. Approve an increase of 800,000 shares in the number of shares of Common Stock reserved for the issuance under the Company's 1997 Stock Option Plan from 600,000 to 1,400,000 shares:

                        FOR                   AGAINST          ABSTENTIONS(a)
    Common shares       4,143,597             919,472          27,525
    Preferred shares    262,314               0                0

                     WESTERN WATER COMPANY AND SUBSIDIARIES


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS  (CONTINUED)


3. Ratify an amendment of the Company's 1997 Stock Option Plan increasing the limitation on the number of shares of Common Stock that may be granted to a person, in any fiscal year, pursuant to options under the 1997 Stock Option Plan from 200,000 shares to a new maximum of 650,000 shares

                        FOR                   AGAINST          ABSTENTIONS(a)
    Common shares       6,645,019             759,508          13,521
    Preferred shares    262,314               0                0


4. Ratify the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for the fiscal year ending March 31, 1999:

                        FOR                   AGAINST          ABSTENTIONS(a)
    Common shares       7,381,948             32,115           24,854
    Preferred shares    262,314               0                0


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



                                            WESTERN WATER COMPANY


Date:  October 28, 1998                     By:   /s/ Michael P. George
                                                --------------------------------
                                                      Michael P. George
                                                      President

Date:  October 28, 1998                     By:   /s/ Ronald I. Simon
                                                --------------------------------
                                                      Ronald I. Simon
                                                      Chief Financial Officer