Form 10-Q
period 1998-12-31
WESTERN WATER CO
filed 1999-02-01
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          ------------------------------------------------------------


                                    FORM 10-Q

                         ------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998



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


                                 (619) 535-9282
              (Registrant's telephone number, including area code)


                                                                                               NAME OF EACH EXCHANGE
Securities registered pursuant to Section 12(b) of the Act:          TITLE OF EACH CLASS        ON WHICH REGISTERED
                                                                  --------------------------   ---------------------
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


             YES     [X]                      NO       [ ]


As of January 29, 1999, there were 8,239,816 shares of registrant's common stock issued.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                      Page
----                                                                      ----
1   Financial statements:

          Consolidated balance sheets-
          December 31 and March 31, 1998                                   3

          Consolidated statements of operations-
          Three months ended December 31, 1998 and 1997                    4

          Consolidated statements of operations-
          Nine months ended December 31, 1998 and 1997                     5

          Consolidated statements of comprehensive income-
          Three and nine months ended December 31, 1998 and 1997           6

          Consolidated statements of cash flows-
          Nine months ended December 31, 1998 and 1997                     7

          Notes to consolidated financial statements                       8

2   Management's discussion and analysis of financial
    condition and results of operations                                   14



         PART II - OTHER INFORMATION

3   Legal Proceedings                                                     21

6   Exhibits and Reports on Form 8-K                                      22

    Signatures                                                            23

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                         December 31 and March 31, 1998


                                                                                                     1998
                                                                                       -----------------------------------
ASSETS                                                                                 December 31,             March 31,
                                                                                       ------------           ------------
                                                                                       (Unaudited)
Current assets:
        Cash and cash equivalents                                                      $  2,469,718           $    304,988
        Investment in available-for-sale securities                                      14,580,036             16,453,147
        Current portion of notes receivable                                                 215,742                215,292
        Deposits                                                                            178,000                 37,500
        Other current assets                                                                923,482                377,561
                                                                                       ------------           ------------
            Total Current Assets                                                         18,366,978             17,388,488

Notes receivable, less current portion                                                    1,184,065              1,386,403
Land held for sale                                                                        4,501,482              3,960,277
Water rights, net                                                                        19,034,199             15,264,710
Prepaid leasing costs, net (Note 2)                                                       3,533,522                     --
Other water assets, net                                                                   3,151,545              3,188,357
Debt issue costs, net                                                                       633,021                613,782
Property and equipment, net                                                                 117,103                 85,951
Other assets                                                                                156,719                  4,000
                                                                                       ------------           ------------

                                                                                       $ 50,678,634           $ 41,891,968
                                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                               $    109,498           $     19,274
        Accrued expenses and other liabilities                                              313,938                732,954
        Accrued interest                                                                    373,932                 67,663
        Current maturities of long-term debt (Note 2)                                     1,228,721                 51,138
                                                                                       ------------           ------------
            Total Current Liabilities                                                     2,026,089                871,029

Long-term debt, less current maturities (Note 2)                                          3,129,349              1,028,470
9% Convertible subordinated debentures                                                   15,000,000             15,000,000
Deferred gain on sale                                                                        53,333                 83,333
                                                                                       ------------           ------------

            Total Liabilities                                                            20,208,771             16,982,832

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 9,809 and 9,466 shares issued and outstanding (aggregate liquidation preference of $9,809,000 and $9,466,000)
  at December 31 and March 31, 1998, respectively                                         9,416,759              9,049,033

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 and zero shares issued and outstanding (aggregate liquidation preference of $10,000,000 and zero)
  at December 31 and March 31, 1998, respectively (Note 3)                               10,000,000                     --

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,239,816 and 8,235,816 shares issued
          at December 31 and March 31, 1998, respectively                                     8,240                  8,236
        Additional paid-in capital                                                       24,322,181             24,198,539
        Accumulated other comprehensive income (loss)                                      (375,180)               117,233
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                      (12,336,411)            (8,463,905)
        Treasury stock, at cost, 117,600 and zero shares at December 31, 1998
          and March 31, 1998, respectively (Note 4)                                        (565,726)                    --
                                                                                       ------------           ------------
            Total Stockholders' Equity                                                   11,053,104             15,860,103
                                                                                       ------------           ------------

                                                                                       $ 50,678,634           $ 41,891,968
                                                                                       ============           ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                 Three months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                                                   1998                  1997
                                                                              -------------         -------------
Revenue:
         Water                                                                $     758,847         $     196,253
         Real estate                                                                     --             2,500,000
                                                                              -------------         -------------
                                                                                    758,847             2,696,253
                                                                              -------------         -------------

Costs of Revenue:
         Water                                                                      728,768               140,405
         Real estate                                                                     --             1,322,020
                                                                              -------------         -------------
                                                                                    728,768             1,462,425
                                                                              -------------         -------------

                Gross Profit                                                         30,079             1,233,828

General and Administrative Expenses                                               1,312,223             1,314,120
                                                                              -------------         -------------

                Operating Income (Loss)                                          (1,282,144)              (80,292)

Other Income (Expenses):
         Interest income                                                            216,120               277,435
         Interest expense                                                          (398,119)             (337,500)
         Gain on sale of investment in limited liability company                     10,000                10,000
         Other                                                                       16,100               156,584
                                                                              -------------         -------------
                                                                                   (155,899)              106,519

Income (Loss) before Income Taxes                                                (1,438,043)               26,227
Income Taxes  (Note 6)                                                                   --                    --
                                                                              -------------         -------------

                Net Income  (Loss)                                               (1,438,043)               26,227

Accretion of preferred stock to redemption value                                     (8,355)               (7,720)
Preferred stock dividends                                                          (104,166)                   --
                                                                              -------------         -------------

                Net Income  (Loss) Applicable to Common Stockholders          $  (1,550,564)        $      18,507
                                                                              =============         =============


Basic and diluted net income (loss) per common share
   applicable to common stockholders                                          $       (0.19)        $          --
                                                                              =============         =============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Nine months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                                                   1998                  1997
                                                                              -------------         -------------
Revenue:
         Water                                                                $     904,208         $     891,902
         Real estate                                                                345,615             2,990,000
                                                                              -------------         -------------
                                                                                  1,249,823             3,881,902
                                                                              -------------         -------------

Costs of Revenue:
         Water                                                                      759,158               852,657
         Real estate                                                                184,000             1,429,172
                                                                              -------------         -------------
                                                                                    943,158             2,281,829
                                                                              -------------         -------------

                Gross Profit                                                        306,665             1,600,073

General and Administrative Expenses                                               3,654,986             3,847,403
                                                                              -------------         -------------

                Operating Income (Loss)                                          (3,348,321)           (2,247,330)

Other Income (Expenses):
         Interest income                                                            657,126               880,164
         Interest expense                                                        (1,073,119)           (1,012,500)
         Loss from investment in limited liability company                               --              (307,623)
         Gain on sale of investment in limited liability company                     30,000             2,445,860
         Other (Note 5)                                                             336,100               165,155
                                                                              -------------         -------------
                                                                                    (49,893)            2,171,056

Income (Loss) before Income Taxes                                                (3,398,214)              (76,274)
Income Taxes  (Note 6)                                                                2,400                 2,400
                                                                              -------------         -------------

                Net Income  (Loss)                                               (3,400,614)              (78,674)

Accretion of preferred stock to redemption value                                    (24,578)              (22,711)
Preferred stock dividends                                                          (447,314)             (194,856)
                                                                              -------------         -------------

                Net Income  (Loss) Applicable to Common Stockholders          $  (3,872,506)        $    (296,241)
                                                                              =============         =============


Basic and diluted net income (loss) per common share
   applicable to common stockholders                                          $       (0.47)        $       (0.04)
                                                                              =============         =============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

             Three and nine months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                                                               Three months ended
                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                           1998                  1997
                                                                                       -------------         -------------
                Net income (loss) applicable to common stockholders                    $  (1,550,564)        $      18,507

                Other comprehensive income (loss), net of tax:

                      Unrealized holding gains (losses) arising during period                (67,341)               19,035
                      Reclassification adjustment-realized holding gains                          --                    --
                                                                                       -------------         -------------
                           Other comprehensive income (loss)                                 (67,341)               19,035
                                                                                       -------------         -------------

                Comprehensive income (loss)                                            $  (1,617,905)        $      37,542
                                                                                       =============         =============




                                                                                               Nine months ended
                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                           1998                   1997
                                                                                       -------------         -------------
                Net income (loss) applicable to common stockholders                    $  (3,872,506)        $    (296,241)

                Other comprehensive income (loss), net of tax:

                      Unrealized holding gains (losses) arising during period               (492,413)              404,545
                      Reclassification adjustment-realized holding gains                          --               (12,713)
                                                                                       -------------         -------------
                           Other comprehensive income (loss)                                (492,413)              391,832
                                                                                       -------------         -------------

                Comprehensive income (loss)                                            $  (4,364,919)        $      95,591
                                                                                       =============         =============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                  Nine months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                                                                1998                   1997
                                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                                  $ (3,400,614)          $    (78,674)
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                   Depreciation and amortization                                                 365,784                126,212
                   Compensation expense on vesting of unexercised
                     compensatory stock options                                                   96,646                112,501
                   Gain on sale of investment in limited liability company                       (30,000)            (2,445,860)
                   Loss from investment in limited liability company                                  --                307,623
                   (Gain) loss on disposition of available-for-sale securities                        --                (12,711)
                   (Gain) loss on disposition of property and equipment                            1,982                  3,423
                   Allowance against water rights                                                429,282                     --
                   Changes in assets and liabilities:
                      (Increase) decrease in:
                         Other current assets                                                   (545,921)              (510,260)
                         Land held for sale                                                     (541,205)             1,246,597
                         Other assets                                                           (159,882)               153,306
                      Increase (decrease) in:
                        Accounts payable                                                          90,224               (162,717)
                        Accrued expenses and other liabilities                                  (427,454)               (32,333)
                        Accrued interest                                                         306,269                261,259
                        Deposit                                                                       --               (100,000)
                                                                                            ------------           ------------
                      Net cash used in operating activities                                   (3,814,889)            (1,131,634)
                                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                                         (140,500)                    --
         Proceeds from disposition of discontinued operation                                          --                120,000
         Proceeds from sale of investment in limited liability company  liability company             --             12,024,000
         Principal payments received on notes receivable                                         201,888                607,542
         Purchase of property and equipment                                                      (53,034)                (7,688)
         Purchase of available-for-sale securities                                           (10,604,022)           (12,041,416)
         Sales of available-for-sale securities                                               11,984,720              4,207,373
         Sales of water rights                                                                        --                808,913
         Additions to water rights                                                              (982,891)              (574,917)
         Purchase of water rights                                                             (3,215,880)            (2,288,306)
         Additions to other water assets                                                          (6,932)               (17,991)
         Prepayment of leasing costs                                                          (3,754,400)                    --
                                                                                            ------------           ------------
                      Net cash provided by investing activities                               (6,571,051)             2,837,510
                                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                          3,560,000                     --
         Proceeds from issuance of common stock                                                   27,000                     --
         Proceeds from issuance of redeemable
            preferred stock                                                                   10,000,000              5,000,000
         Payment of debt issue costs                                                             (84,900)                    --
         Payment of private placement costs                                                           --               (255,212)
         Preferred stock dividends                                                              (104,166)               (59,856)
         Purchase of common stock                                                               (565,726)                (4,519)
         Principal payments on long-term debt                                                   (281,538)            (1,878,567)
                                                                                            ------------           ------------
                 Net cash provided by (used in) financing activities                          12,550,670              2,801,846
                                                                                            ------------           ------------

Net increase in cash and cash equivalents                                                      2,164,730              4,507,722
Cash and cash equivalents, beginning of period                                                   304,988              3,022,008
                                                                                            ------------           ------------
Cash and cash equivalents, end of period                                                    $  2,469,718           $  7,529,730
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

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of Western Water Company and Subsidiaries as of December 31, 1998, the statements of operations, comprehensive income and cash flows for the three and nine months ended December 31, 1998 and 1997. The financial statements are consolidated to include the accounts of Western Water Company and its subsidiaries, two corporations and two limited partnerships ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 1998.

         Water Rights

         The Company capitalizes costs directly relating to water rights projects under development that are considered probable. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these costs, based upon the Company's historical experience with similar projects. For the three and nine months ended December 31, 1998, the Company recorded a provision of $144,555 and $429,282, respectively. This amount is recorded as a reduction to water rights on the balance sheet.

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

         No tax benefit has been recorded for the current year's unrealized holding losses as management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 1999.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

         Income (loss) per share

         The following is a reconciliation of the denominator of the Basic EPS computation to the denominator of the Diluted EPS computation:


                                            Three months ended December 31        Nine months ended December 31
                                            ------------------------------        ------------------------------
                                                1998               1997               1998               1997
                                             ---------          ---------          ---------          ---------
Weighted average shares used for
   Basic EPS computation                     8,214,849          8,235,852          8,229,398          8,206,524
Incremental shares from the
  assumed conversion
  of stock options and warrants                     --             67,167                 --                 --
                                             ---------          ---------          ---------          ---------
Adjusted weighted average shares
   used for Diluted EPS computation          8,214,849          8,303,019          8,229,398          8,206,524
                                             =========          =========          =========          =========


         Stock options to purchase 1,663,208 shares of common stock at exercise prices ranging from $5.44-$21.00 for the three and nine months ended December 31, 1998 were not included in the computation of diluted net income per share as their effect would have been antidilutive. Stock options to purchase 1,057,398 shares of common stock at exercise prices ranging from $5.44-$18.18 for the nine months ended December 31, 1997 were not included in the computation of diluted net income per share as their effect would have been antidilutive.

         Warrants to purchase 20,000 shares of common stock at $5.75 per share were not included in the computation of diluted net income per share for the three months ended December 31, 1998 as their effect would have been antidilutive. Warrants to purchase 98,000 of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three and nine months ended December 31, 1998 and 1997 as their effect would have been antidilutive.

         Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $8.99 and $16.62 per share, respectively, were not included in the computation of diluted net income per share for the three and nine months ended December 31, 1998 and 1997 as their effect would have been antidilutive:


                                             Three and nine months ended December 31,
                                             ----------------------------------------
                                                  1998                     1997
                                             -------------         ------------------
Convertible debentures                             945,763               945,763
Series C redeemable preferred stock                569,551               549,625
Series D redeemable preferred stock              1,112,347                    --


Reclassifications

         Certain reclassifications of prior period amounts have been made in order to conform to the current year presentation.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  2. PREPAID LEASING COSTS:

         On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("City"). Beginning October 1, 1998, the City leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to the City. Under the water sale agreement, the Company agreed to sell, and the City agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, the City will pay $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's ("MWD") rate for water, as defined. For the three months ended December 31, 1998, the Company recognized revenue of $320,665 as a result of the agreement with the City.

         The Company financed the pumping rights lease lump-sum payment through a $3,560,000 five-year amortizing term loan. The loan was obtained from a commercial bank and is secured by the Company's rights under the pumping rights lease with the City in addition to the water rights associated with the other 1,500 acre-feet of water to be sold to the City by the Company during the term of the loan. Principal payments of $140,000 per quarter (for the first year) and interest on the loan are due quarterly. The loan accrues interest at the bank's Reference Rate or LIBOR (capped at 6%) plus 1.5%, at the Company's option. Scheduled payments of principal on this loan for the remainder of the fiscal year ending March 31, 1999 and fiscal years ending March 31, 2000, 2001, 2002 and 2003 are $280,000, $594,000, $668,000, $794,000 and $832,000,
         respectively.

         In order to secure a portion of the water that the Company agreed to sell to the City, the Company entered into a five-year and a fifteen-year water rights lease during the three months ended September 30, 1998. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The fees for subsequent years will be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the MWD for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water. The remaining 242 acre-feet of water to be supplied to the City is owned by the Company.

         In October 1998, the Company began recognizing water sale revenue on a straight-line basis over the life of the agreement with the City. Concurrently, the Company began amortizing the prepaid leasing costs associated with the pumping rights lease and the two water rights leases on a straight-line basis over the life of the leases.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 3. SERIES D CONVERTIBLE REDEEMABLE PREFERRED STOCK:

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  4. TREASURY STOCK PURCHASE PROGRAM:

         In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the three months ended December 31, 1998, the Company repurchased 117,600 shares of common stock at a cost of $565,726.


NOTE  5. OTHER INCOME:

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


NOTE  6. INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the nine months ended December 31, 1998.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  7. SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                         Nine months ended December 31,
                                                                         ------------------------------
                                                                              1998             1997
                                                                         -------------    -------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                             $     830,056    $     928,319
    Interest capitalized during the period                                      78,508          177,078
    Cash paid during the period for income taxes                                 2,400            2,400

Supplemental disclosure of noncash investing and financing
  Activities:
     Water rights acquired in exchange for common stock                             --        1,162,144
     Exchange of Series B convertible  preferred  stock for Series C
       Convertible redeemable preferred stock                                       --        3,807,517
     Deferral (recognition) of gain on sale of investment in limited
       Liability company                                                            --           93,333
     Issuance of note  receivable in  conjunction  with sale of limited
       Liability company                                                            --        1,336,000
     Conversion of note receivable and related accrued interest
       Receivable into investment in available-for-sale security:
              Note receivable                                                       --       (1,336,000)
              Other current assets                                                  --          (22,840)
                                                                         -------------    -------------
                                                                                    --       (1,358,840)

     Accretion of preferred stock to redemption value                           24,578           22,711
     Common stock issued upon exercise of stock options                              4               13
     Preferred stock issued in lieu of cash dividends                          343,148          135,000
     Unrealized gain (loss) on available-for-sale securities                  (492,413)         391,832
      Disposition of property and equipment
       and related accumulated depreciation:
              Property and equipment                                            (2,477)         (21,502)
              Accumulated depreciation                                             495           18,079

                     WESTERN WATER COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 1998, the Quarterly Reports on Form 10-Q filed by the Company in 1998 and 1999, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.

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

In April 1997 the Company sold its 35.3% interest in Nevada Land & Resources Company, LLC (the "Nevada LLC") for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. In August 1997, the $1,336,000 promissory note and the related accrued interest of $22,840 was converted into common shares of Global Equity Corporation ("Global"), which was acquired by PICO Holdings, Inc., whose shares are traded on the Nasdaq Stock Exchange. The Company had acquired its interest in the Nevada LLC in October 1995 for $12,000,000. In connection with the sale, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and Western Land Joint Venture, an unaffiliated company. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to the Nevada LLC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of the Nevada LLC or refinancing of the Nevada LLC or other revenues derived from the disposition of the Nevada LLC by Global after they both recoup their investment in the Nevada LLC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. See "Item 3. Legal Proceedings," below.

On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. Dividends are paid quarterly in cash. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and nine months ended December 31, 1998 and 1997.

                                  CONSOLIDATED


                                         Three months ended December 31,    Nine months ended December 31,
                                         -------------------------------    -----------      -------------
                                              1998             1997             1998             1997
                                          -----------      -----------      -----------      -----------
Revenue                                   $   759,000      $ 2,696,000      $ 1,250,000      $ 3,882,000
                                          ===========      ===========      ===========      ===========

Income (Loss) Before Income Taxes         $(1,438,000)     $    26,000      $(3,399,000)     $   (76,000)
Income Taxes                                       --               --            2,000            2,000
                                          -----------      -----------      -----------      -----------
Net Income (Loss)                          (1,438,000)          26,000       (3,401,000)         (78,000)
Accretion of preferred stock to
    redemption value                           (8,000)          (8,000)         (25,000)         (23,000)
Preferred stock dividends                    (104,000)              --         (447,000)        (195,000)
                                          -----------      -----------      -----------      -----------
Net Income (Loss) applicable to
    common stockholders                   $(1,550,000)     $    18,000      $(3,873,000)     $  (296,000)
                                          ===========      ===========      ===========      ===========
Basic and diluted net income (loss)
    applicable to common stockholders     $      (.19)     $      (.00)     $      (.47)     $      (.04)
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

Management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 1998.

The preferred stock dividends for the three months ended December 31, 1998 represent dividends paid in cash on the Series D Preferred Stock and all other dividends for the periods reported represent dividends paid in cash and additional shares of preferred stock on the Series C Preferred Stock.

                                  WATER RIGHTS


                         Three months ended December 31,      Nine months ended December 31,
                         -------------     -------------     -------------     -------------
                              1998              1997              1998              1997
                         -------------     -------------     -------------     -------------
Revenue                  $     759,000     $     196,000     $     904,000     $     892,000

Cost of Revenue                729,000           140,000           759,000           853,000
                         -------------     -------------     -------------     -------------

Gross Profit             $      30,000     $      56,000     $     145,000     $      39,000
                         =============     =============     =============     =============

                     WESTERN WATER COMPANY AND SUBSIDIARIES

Water rights revenue for the three months ended December 31, 1998 resulted from $691,000 of water sales to the Santa Margarita Water District and the City of Inglewood as well as payments received under the Cucamonga Fee Agreement. In addition, water rights revenue for the nine months ended December 31, 1998 included revenue from the lease of water rights ($33,000). Water rights revenue for the three months ended December 31, 1997 resulted from the lease of water rights ($150,000) and payments received under the Cucamonga Fee Agreement. In addition, water rights revenue for the nine months ended December 31, 1997 included a one-time sale of water rights in Cherry Creek for $600,000. Cost of revenue for the three and nine months ended December 31, 1998 includes $714,000 of fees and lease costs related to the water sales to the Santa Margarita Water District and the City of Inglewood and amortization of the Cucamonga Water Fee Agreement. Cost of revenue for the three and nine months ended December 31, 1997 includes the allocated purchase price of the water rights sold, directly related development costs, sales commissions, other sales costs and amortization of the Cucamonga Water Fee Agreement.

The small gross margin (4%) for the water transactions for the three months ended December 31, 1998 is not indicative of gross margins that the Company expects to realize on similar water transactions in the future. Water revenue for the three months ended December 31, 1998 included a sale to the Santa Margarita Water District in a pilot program in cooperation with the Metropolitan Water District of Southern California. Taking into account all costs and expenses related to the pilot transaction, the Company incurred a net loss of $110,000 on that transaction, which net loss negatively impacted the gross margin for the period.

                                   REAL ESTATE


                     Three months ended December 31,       Nine months ended December 31,
                     ------------------------------        ------------------------------
                         1998             1997                1998                1997
                         -----         ----------          ----------          ----------
Revenue                     $-         $2,500,000          $  346,000          $2,990,000

Cost of Revenue             --          1,322,000             184,000           1,429,000
                         -----         ----------          ----------          ----------

Gross Profit                $-         $1,178,000          $  162,000          $1,561,000
                         =====         ==========          ==========          ==========


The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. Real estate revenue for the nine months ended December 31, 1998 resulted from the sale of 72 acres of Cherry Creek property and 20 acres of property sold in Glenn County, California. Real estate revenue for the three and nine months ended December 31, 1997 resulted from the sale of 1,510 and 1,607 acres, respectively, of its Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.


                       GENERAL AND ADMINISTRATIVE EXPENSES


                                             Three months ended December 31,         Nine months ended December 31,
                                             ------------------------------          ------------------------------
                                                1998                1997                1998                1997
                                             ----------          ----------          ----------          ----------
General and Administrative Expenses          $1,312,000          $1,314,000          $3,655,000          $3,847,000

                     WESTERN WATER COMPANY AND SUBSIDIARIES

General and administrative expenses for the three months ended December 31, 1998 decreased by $2,000 from the comparable period ended December 31, 1997. The decrease was primarily due to $400,000 of one-time advisory fees in connection with a proposed acquisition incurred during the three months ended December 31, 1997, which were not incurred during the three months ended December 31, 1998. This decrease was offset, in part, by increased consulting and engineering expenses ($177,000) primarily in connection with the Company's expanded efforts in developing its water transfer program, from an allowance against water rights projects under development ($145,000) and various other general and administrative categories ($76,000). General and administrative expenses for the nine months ended December 31, 1998 decreased by 5%, or $192,000 from the comparable period ended December 31, 1997. The decrease in general and administrative expenses was primarily due to $650,000 of one-time advisory fees in connection with a proposed acquisition incurred during the nine months ended December 31, 1997, which were not incurred during the nine months ended December 31, 1998, and a decrease of $423,000 in bonus and severance paid for the nine months ended December 31, 1998 as compared to the nine month period ended December 31, 1997. These decreases were offset in part by the $429,000 allowance against water rights projects under development, increased consulting and engineering expenses of $293,000, increased salaries and fringe benefits of $96,000, and $74,000 of payroll taxes paid by the Company in connection with the exercise of stock options by a former officer during the nine months ended December 31, 1998.

                          OTHER NON-SEGMENT INFORMATION


                                            Three months ended December 31,             Nine months ended December 31,
                                         -----------------------------------         -----------------------------------
                                              1998                  1997                  1998                  1997
                                         -------------         -------------         -------------         -------------
Interest income                          $     216,000         $     277,000         $     657,000         $     880,000

Interest expense                              (398,000)             (338,000)           (1,073,000)           (1,013,000)

Loss from investment in limited
   liability company                                --                    --                    --              (308,000)

Gain on sale of investment  in
limited liability company, net                  10,000                10,000                30,000             2,446,000

Other                                           16,000               157,000               336,000               165,000


Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for the three and nine months ended December 31, 1998 from the comparable periods ended December 31, 1997 due primarily to lower investment balances.

Interest expense for both fiscal periods includes $337,500 of interest related to the $15,000,000 principal amount of outstanding Debentures. Interest expense for the three months ended December 31, 1998 also includes $60,000 of interest related to the $3,420,000 principal amount on the outstanding term loan. Interest of $19,470 and $50,544 and $78,508 and $177,078 was capitalized during the three and nine months ended December 31, 1998 and 1997, respectively, in connection with the development of land held for sale and water rights.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

The Company accounted for its investment in the Nevada LLC under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,193 net of legal and other closing costs totaling $60,242 and deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. The Company realized $10,000 and $30,000 of the deferred gain during the three and nine months ended December 31, 1998, respectively.

Other income for the nine months ended December 31, 1998 includes the reversal of $290,637 of severance costs recorded in the prior fiscal year related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Company had working capital and a current ratio of $16,340,889 and 9.07 to l, as compared to $16,517,459 and 19.96 to 1, respectively, at March 31, 1998.

Operating Activities

For the nine months ended December 31, 1998, the Company had a net loss of $3,400,614 and net cash used in operating activities of $3,814,889. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the future are not expected to be sufficient to fund the Company's operations. In the past, the Company had received most of its revenue from the sale of real estate, but it does not expect real estate sales to be as significant in future periods.

The Company has recently entered into water lease and sale transactions that are expected to generate certain recurring water revenues. However, while revenues from water sales, leasing the Company's rice farms and ranches, from the Cucamonga Fee Agreement, and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends declared on its outstanding preferred stock. Revenue from sale of water or water rights and from the leasing of water rights will continue to be dependent on individually negotiated transactions. There can be no assurance that such transactions can be made on acceptable terms. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity and from proceeds the Company may derive from such future water sale/transfer transactions that the Company may from time to time consummate.

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

On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("City"). On October 1, 1998, the City leased the rights to pump

                     WESTERN WATER COMPANY AND SUBSIDIARIES

4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to the City. Under the water sale agreement, the Company agreed to sell, and the City agreed to buy, 5,950 acre-feet of water per year for the next five years at a price of $200 per acre-foot in the first year ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's ("MWD") rate for water, as defined.

On December 24, 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD's service territory. As a result of this agreement, the Company completed a transfer of 1,000 acre-feet of water to the Santa Margarita Water District and recognized revenue of $370,755. The transaction involves water previously purchased by the Company in Central California for $63,000. The water was delivered into the State Water Project, where it was then conveyed to MWD by the California Department of Water Resources. In exchange, MWD will store, treat and deliver the water to the Municipal Water District of Orange County, and ultimately to the Santa Margarita Water District over the ensuing year. The Company will pay MWD a total of $410,313 for its participation in the pilot program. After considering other related costs of $7,778, the Company realized a net loss of $110,336 on the transaction. Although the foregoing transaction negatively impacted the Company's liquidity, the Company completed the transaction as a pilot program. The foregoing pilot program is not indicative of future water sales, and the Company does not intend to regularly engage in such transactions.

INVESTING AND FINANCING ACTIVITIES

The Company is committed to certain material expenditures over the next several years, including the following:

o Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 1999 and fiscal years ending March 31, 2000, 2001, 2002 and 2003 are $140,000, $1,246,000, $697,000,
    $781,000, and $903,000, respectively.

o The Company is required to make semi-annual interest payments of $675,000 on the $15,000,000 principal amount of Debentures.

o The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $652,500 per year). The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock were paid by cash and the issuance of additional shares of Series C Preferred Stock. In the future, however, all dividend payments made with respect to the Series C Preferred Stock will have to be paid in cash.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

The Company formed a project team to identify Year 2000 impacts, resolve Year 2000 problems and implement compliance plans. The Company has completed its inventory and assessment of Year 2000 implications for vendor-supplied software and hardware. The Company has no internally developed software. The Company developed a plan for converting impacted items, and has completed the conversion at a cost of approximately $1,500. Consequently, the Company does not expect that there will be any material adverse effect on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations.

The Company has initiated discussions with its significant vendors in order to
assess their ability to successfully resolve the Year 2000 issue.   Most of the
Company's vendors have confirmed that they already are or will be Year 2000 compliant. In addition, the Company receives payments from a variety of external sources. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems. The Company will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue, should one arise.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, February 1998, June 1998 and October 1998, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -an amendment of FASB Statements No. 87, 88 and 106," SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", respectively. The Company anticipates that the adoption of SFAS Nos. 131, 132, 133 and 134 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

PART II - OTHER INFORMATION

ITEM 3.        LEGAL PROCEEDINGS

As described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-General," above, the Company is the general partner of Western Agua, L.P. ("Western Agua"), a partnership that agreed to provide consulting services to the Nevada LLC pursuant to the Consulting Agreement. The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua's purported willful breach of the Consulting Agreement. On November 10, 1998, Western Agua filed an action in the San Diego Superior Court against the Nevada LLC for breach of contract, specific performances and an accounting relating to the Consulting Agreement. Western Agua's complaint seeks a judicial declaration that the Consulting Agreement is not terminated and remains in full force and effect. On December 23, 1998, the Nevada LLC filed a cross-complaint against Western Agua, the Company, and Peter
L. Jensen, the Company's Chairman of the Board. The cross-complaint contains claims for breach of contract, breach of fiduciary duty, concealment, negligent misrepresentation and declaratory relief, and seeks compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in areas prohibited by section 5 of the Consulting Agreement, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not. The Company does not believe that the Nevada LLC has any grounds for terminating the Consulting Agreement. Should, however, the court determine that the Consulting Agreement has been validly terminated, Western Agua and the Company would lose their right to receive part of certain net proceeds, if any, that the Nevada LLC may derive from the sale or other disposition of the Nevada LLC's properties. Cross-defendants have yet to respond to the cross-complaint, but intend to mount a vigorous defense to its claims.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report:
                27-Financial Data Schedule

        (b) A Current Report on Form 8-K dated October 27, 1998 was filed on November 25, 1998 to report matters under Item 5 of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                             WESTERN WATER COMPANY

Date:  January 29, 1999             By:    /s/ Michael Patrick George
                                           --------------------------
                                    Michael Patrick George
                                    President and Chief Executive Officer

Date:  January 29, 1999             By:    /s/ Ronald I. Simon
                                           -------------------
                                    Ronald I. Simon
                                    Chief Financial Officer