Form 10-K
period 1999-03-31
WESTERN WATER CO
filed 1999-05-28
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999.


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

       Registrant's telephone number, including area code: (619) 535-9282

                                                                                         NAME OF EACH EXCHANGE
                                                                 TITLE OF EACH CLASS      ON WHICH REGISTERED
Securities registered pursuant to Section 12(b) of the Act:     ---------------------    ----------------------
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

                              YES [X]       NO [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 27, 1999 was approximately $24,116,000 (based on last reported sale price of $3.13 per share of common stock on that date). All directors are considered affiliates. There were 7,932,616 shares of registrant's common stock outstanding as of May 27, 1999.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

                                TABLE OF CONTENTS

Item                                                                                      Page
----                                                                                      ----
                                             Part I

1.      Business...........................................................................  3

2.      Properties......................................................................... 13

3.      Legal Proceedings.................................................................. 13

4.      Submission of Matters to a Vote of Security Holders................................ 15

                                            Part II

5.      Market for Registrant's Common Equity and Related Stockholder Matters.............. 16

6.      Selected Financial Data............................................................ 17

7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................18

7A.     Quantitative and Qualitative Market Risk Disclosures............................... 26

8.      Consolidated Financial Statements and Supplementary Data........................... 26

9.      Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................................... 26

                                            Part III

10.     Directors and Executive Officers of the Registrant................................. 27

11.     Executive Compensation............................................................. 27

12.     Security Ownership of Certain Beneficial Owners and Management......................27

13.     Certain Relationships and Related Transactions..................................... 27

                                            Part IV

14.     Exhibits, Consolidated Financial Statement Schedules
          and Reports on Form 8-K.......................................................... 27

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1999 and 2000 and any Current Reports on Form 8-K filed by the Company.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Western Water Company (the "Company") identifies, acquires, develops, sells and leases water and water rights in the western United States. For the last few years, the Company has been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and recently, the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the acquisition and development of water rights and the sale or lease of its water. Although the Company has commenced selling some of its water to municipalities and other users, prior to this past fiscal year the Company derived most of its revenue from the sale of real estate that it acquired for the associated water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights.

        Since 1998, the Company has focused its principal efforts on becoming an independent water wholesaler to municipalities and other agencies located in California and Colorado. The Company's goal is to acquire water assets, develop the water assets for resale, and to then sell or lease water derived from those assets to municipalities or other water utilities, agencies or districts. In connection with its Southern California water transfer activities, the Company has, to date, (i) acquired the rights to annually pump approximately 1,219 and 243 acre-feet of water from the Central Water Basin and West Coast Basin in Los Angeles County, respectively, (ii) entered into a water purchase agreement with the San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years, (iii) acquired the rights to annually pump approximately 2,996 acre-feet of water from the Mojave Basin in San Bernardino County, (iv) initiated a water project in Inyo County to pump and deliver approximately 6,000 acre-feet of groundwater to the Los Angeles Department of Water & Power through the Los Angeles Aqueduct, (v) entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("Inglewood") pursuant to which Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period and simultaneously agreed to buy, 5,950 acre-feet of water each year for the next five years, (vi) entered into a water transfer agreement with Natomas Central Mutual Water Company ("Natomas") pursuant to which Natomas agreed, subject to certain conditions still to be satisfied, to transfer to the Company the temporary use of up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999, and (vii) acquired various interests in Southern California mutual water companies. Although the Company has commenced reselling/leasing certain of these water assets, its ability to recognize the full benefit of the foregoing water rights and water assets is subject to various regulatory and litigation matters described below in this Annual Report.

        In order to fund a portion of the anticipated cost of acquiring and developing Southern California groundwater rights and other water-related assets, Company issued $9,000,000 of its Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") in April 1997 and
$10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") in October 1998. In addition, in November 1996 the Company entered into a letter agreement with J. P. Morgan Securities, Inc. pursuant to which J. P. Morgan was appointed as the Company's financial advisor and agent in arranging the placement of debt securities for the special purpose entities to be formed for the purpose of acquiring or leasing Southern California water assets.

        In addition to the assets and rights the Company acquired in connection with its Southern California water transfer program, the other principal California water interests currently owned by the Company consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the "Yuba Property") located along the Yuba River in California, and the water rights associated with 2,236 acres of California rice farms and ranches (some of this land has been previously sold by the Company) located in Northern California. The Company's California real estate holdings consist of approximately 1,570 acres located in Northern California and 367 acres in Southern California.

        The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of undeveloped land and certain other water rights in the Cherry Creek basin. This land was purchased by the Company in 1992 and most of the land has been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek basin is the drainage area of Cherry Creek, south of Denver, Colorado. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company's real estate holdings in Colorado currently consist of approximately 280 acres of primarily undeveloped land located in the Cherry Creek basin.

        On April 23, 1997 the Company sold its 35.3% interest in Nevada Land & Resources Company, LLC (the "Nevada LLC") to a company now owned by PICO Holdings, Inc. ("PICO"). The Nevada LLC owns approximately 1.38 million acres of land and related water interests in Nevada (the "Nevada Property"). In connection with the sale of the Company's interest in the Nevada LLC, the Nevada LLC entered into a consulting agreement (the "Consulting Agreement") with Western Agua, L.P., a limited partnership in which the Company owns a 70% interest and in which the Company is the sole general partner. In exchange for providing consulting services to Nevada LLC in the development of water and mineral, gas and oil resources on the Nevada Property, Western Agua, L.P. is entitled to receive 50% of the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of the Nevada LLC or refinancing of the Nevada LLC, or other revenues derived from the disposition of the Nevada LLC by the new owners after they both recoup their investment in the Nevada LLC and earn a 20% cumulative return, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. PICO is contesting Western Agua's right to the interest in the net proceeds, and Western Agua has filed a lawsuit against the Nevada LLC to affirm its rights. See "Item 3. Legal Proceedings," below.

        The Company is also currently engaged by The Atchison, Topeka and Santa Fe Railway Company and by Burlington Northern Railroad Company (collectively, "Burlington Santa Fe") to act as Burlington Santa Fe's exclusive agent in California, Arizona, New Mexico, Colorado, Washington and Montana in connection with identifying, developing and marketing water assets owned by Burlington Santa Fe, and to identify and assist in marketing Burlington Santa Fe's Texas water rights, and to advise Burlington Santa Fe in connection with such matters. This agreement is scheduled to expire on December 31, 1999.

        The Company's principal executive office is located at 4660 La Jolla Village Drive, Suite 825, San Diego, California 92122. Its telephone number is
(619) 535-9282. Unless the context requires otherwise, references to the "Company" in this report include Western Water Company and to all of its subsidiaries. On September 18, 1992, the Company changed its name from "YG Development Company" to "Western Water Company," and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

OVERVIEW OF WATER MARKETS

        The Company is currently directing most of its efforts to acquiring and developing water assets in California and in the Cherry Creek basin in Colorado. The Company believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas.

        There is a developing public policy to expand water markets in the western United States to help meet the need for increased water supply and reliability because of population growth. The objectives of this developing public policy include improved clarity of water rights, access to existing conveyance facilities at a fair price, and competitive price-sensitive allocation of scarce water resources.

        According to the State Water Plan (Bulletin 160-98) of the California Department of Water Resources ("DWR"), last updated in November 1998, the amount of water used in Southern California is estimated at 10.5 million acre-feet in 1995, and is expected to grow to 11.4 million acre-feet in 2020. Even assuming the development of a number of new water resources and significant additional conservation efforts over the forecast period, the shortage of water estimated at 200,000 acre-feet in 1995 is estimated to grow to 1.3 million acre-feet by 2020, as the available supply is expected to decrease from 10.3 million acre-feet in 1995 to 10.1 million acre-feet in 2020.

        Douglas County, Colorado, south of Denver, is experiencing very rapid population growth. This county also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available, as existing supplies are already controlled by others and development of new water supply projects has been blocked. Local agencies are turning to the sustainable use of local groundwater as the key to meeting new demands on their systems. Demand for local groundwater to supply new growth is expected to exceed 50,000 acre-feet over the next 20 years.

REGULATORY OVERVIEW

        Water rights in California are subject to complex laws, regulations and jurisdictions that complicate the development of water for transfer and sale. Under the doctrine of appropriation, a water user can publicly claim water from a river for beneficial use, so long as the water is physically available from the flow of the river after accounting for the rights of prior appropriators. Thus, older appropriations are senior in right to later appropriations. However, senior appropriative rights may be lost through non-use for long periods. Beginning in 1914, surface water (generally, water in rivers) has been subject to regulation by the State Water Resources Control Board ("SWRCB"). The SWRCB oversees a registry of surface right appropriations and a dispute resolution process designed to mediate competing claims to the use of the State's surface water. The Company claims various appropriative rights on the Yuba River, some of which predate SWRCB jurisdiction (pre-1914 rights) and are therefore "grandfathered" from regulatory jurisdiction.

        California law also recognizes the rights of landowners adjacent to a river to divert an unquantified amount of water from the river for beneficial use on such lands (riparian rights) or for instream beneficial use. Riparian rights cannot be forfeited through non-use. The Company claims riparian rights on the Yuba River; these riparian claims are supported, as well, by a court decree dating from 1929.

        Groundwater (generally, water in underground aquifers) is not subject to statewide regulation. Overlying landowners have the right to place wells on their property and pump water from the underlying aquifer. In some cases, such water rights may be severed from the land and traded separately. The Company has retained the substantial groundwater rights associated with the Yuba Property.

        When there are disputes about groundwater rights--generally as the result of overdrawing a water basin by multiple wells--such disputes are either negotiated to resolution among the surrounding pumpers or submitted to litigation. In Southern California, there are several basins in which such litigation has resulted in a legal apportionment of the annual safe yield of the basin among the historic pumpers. Such so-called adjudicated basins are regulated by a court-appointed "watermaster" who manages an accounting system to assure that extractions from the basins are limited in accordance with the court's order. The Company has purchased water rights in three such adjudicated basins.

        The proposed transfer of water from a place of origin to a proposed area of use in another region of the State generally requires a series of regulatory approvals designed to assure that other water users and the environment are not harmed by the transfer. For example, the Company is currently pursuing clarification of the rules for such transfers in the context of a petition before the SWRCB. Under the petition, Natomas Central Mutual Water Company is seeking permission to transfer water it has the right to appropriate from the Sacramento River to the Company. The water is available for transfer as a result of Natomas's conservation efforts. The Company plans to resell the water received from Natomas to unrelated third parties.

        In order to transport water from area of origin (where the water may be surplus to local needs) to distant areas of use, federal, state and local governments have developed a complex interconnected infrastructure system to augment conveyance through natural flow in rivers. Important portions of the infrastructure include: (i) the Central Valley Project, operated by the U.S. Bureau of Reclamation, (ii) the State Water Project (sometimes referred to as the California Aqueduct), operated by the California Department of Water Resources, (iii) the Colorado River Aqueduct, operated by the Metropolitan Water District of Southern California, and (iv) the Los Angeles Aqueduct, operated by the Los Angeles Department of Water and Power. In addition, there are a variety of regional and local conveyance facilities throughout the State.

        Under legislation enacted in 1986 ("the Wheeling Statute"), available capacity in such public water systems is required to be made available to facilitate voluntary water transfers, subject to "fair compensation" to the owner of the infrastructure. In light of uncertainty regarding application of the Wheeling Statute and the reluctance of system operators to accommodate water transfers, the Company has sought clarification through request, negotiation and further legislation. The outcome of the Company's efforts to gain such clarification is not yet certain. Therefore, even as to water rights clearly owned by the Company and eligible for transfer according to applicable water rights law, there can be no assurance that the Company will gain access to available conveyance capacity on a timely basis or at an economic cost. Without such access, the Company's ability to sell water will be severely constrained.

DESCRIPTION OF BUSINESS

        The Company's business goal is to create shareholder value by producing annuity-like income through identifying undervalued water assets, and enhancing the value of those assets via development, transmission and delivery to customers in densely populated areas in the arid western United States.

        Southern California Water Transfer Program. Based on statements made by officials of major California water agencies, the Company believes that the legal and institutional barriers to water transfers by private enterprises may be reduced, making it easier for private entities to transport water through the distribution systems of the state and local agencies during periods when those systems have excess capacity. The Company believes that water transfers can be a cost-effective means of providing water to underserved users and, accordingly, has developed a plan to become an independent water provider to municipalities and other agencies located primarily in Southern California and Colorado.

        The Company believes that water transfer transactions will require the Company to ( i) purchase water that can be delivered to urban areas in California and Colorado, (ii) finance the development of infrastructure, such as wells, pipes, and pumps, needed to deliver water, and (iii) enter into agreements with utilities, cities, or water districts for the sale or lease of the Company's water to such water retailers. The Company anticipates that each water transfer transaction that it enters into will be unique and that the terms under which such transactions are financed and completed will vary. All such transfer transactions will also involve significant government regulation and will be dependent upon the Company's ability to obtain all required governmental approvals and to satisfy a series of environmental and other protective conditions. In addition, the Company may need to provide financing to certain municipalities, in order to be able to sell or lease water to such municipalities. In order to be able to provide this financing, the Company in November 1996 entered into a letter agreement pursuant to which the Company appointed J.P. Morgan Securities Inc. ("J.P. Morgan") as financial advisor and agent in arranging the placement of approximately $150 million to $200 million of debt securities for one or more special purpose entities to be formed by the Company for the purpose for effecting water lease and saleback transactions such as the transaction completed last year with the City of Inglewood, California. However, no financing has yet been obtained pursuant to the letter agreement.

        In September 1997, the Company entered into a water purchase agreement with SBVMWD pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and Santa Margarita Water District ("SMWD") in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. See "Item 3. Legal Proceedings."

        On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood will pay the Company $200 per acre-foot ($1,190,000). After the first year, the per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the MWD's rate for water, as defined.

        The Company financed the pumping rights lease lump-sum payment through a $3,560,000 five-year amortizing term loan. The loan was obtained from Union Bank of California and is secured by the Company's rights under the pumping rights lease with Inglewood in addition to the water rights associated with the other 1,500 acre-feet of water to be sold to Inglewood by the Company during the term of the loan.

        The Company will obtain 4,450 acre-feet of the 5,950 acre-feet of water it needs to deliver to Inglewood annually from the lease it entered into with Inglewood. The Company secured the balance of the water from its owned inventory of West Basin ground water pumping rights and entering into two water rights leases. The first is a five-year water rights lease for 1,008 acre-feet per year at a price of $150 per acre-foot in the first year ($151,200). This price will escalate over the remaining four-year period at $7.50 per acre-foot per year. The second is a fifteen-year water rights lease for 250 acre-feet per year for a price of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is based on prices established annually by the MWD. The remaining 242 acre-feet per year of water to be supplied to Inglewood is owned by the Company.

        In December 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD's service territory. In this transaction, the Company sold 1,000 acre-feet of water to the SMWD. The transaction involved water previously purchased by the Company in Central California. The water was delivered into the State Water Project, where it was then conveyed to MWD by the DWR. The MWD stored, treated and delivered the water to the Municipal Water District of Orange County, and ultimately to the SMWD. Although the transaction was not financially material or profitable for the Company, the Company believes that the pilot sale may pave the way for larger transactions in the future.

        The Company owns the rights to extract 1,462 acre-feet of water per year from the groundwater located in the Central and West Coast Water Basins, Los Angeles County, California. In addition, the Company also owns the rights to extract 2,996 acre-feet of water per year from the groundwater located in the Mojave Basin, San Bernardino County, California. The Company purchased the underlying Mojave Basin water rights during the fiscal year ended March 31, 1999, as part of its plan to expand its participation in the ownership and marketing of water in Southern California. The Company may use the water it is entitled to extract under the foregoing pumping allocation to supplement its water transfer activities in Southern California. It is also considering the further purchase of such ground water rights. The Company recognized $264,596 of revenue for the fiscal year ended March 31, 1999 from agreements it entered into for the fiscal year ended March 31, 1999 to lease its Central and West Coast Basins water rights. In May 1999, the Company completed its first sales of water derived from its water rights in the Mojave Basin of Southern California.

        As of March 31, 1999, the Company has invested $1,011,000 in the development of a water project in Inyo County. Subject to environmental and other regulatory approvals, the timing and receipt of which are uncertain, the project will involve pumping approximately 6,000 acre-feet of groundwater from properties located in Inyo County and delivery of that water to the Los Angeles Department of Water & Power at the Los Angeles Aqueduct, which is about one mile from the site of the project. Accordingly, because of the aforementioned uncertainty, the Company recorded an allowance against the total Inyo County water project costs incurred as of March 31, 1999.

        In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company ("Natomas") pursuant to which Natomas agreed, subject to certain conditions still to be satisfied, to transfer to the Company up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999. In April 1999, Natomas filed a petition with the State Water Resources Control Board ("SWRCB") seeking authority to complete this transfer according to the petition and subject to approval of the SWRCB. Up to 18,000 acre-feet of the water will be reserved by the Company for resale and delivery to end-users in and/or north of the Sacramento-San Joaquin Delta (the "Delta"). Approximately 12,000 acre-feet of the water will be conveyed through DWR and/or the U. S. Bureau of Reclamation facilities for resale and delivery to end-users south of the Delta or for temporary storage south of the Delta. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company will also pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser. The Company has not yet entered into contracts for the purchase of this water.

        Yuba Property Water Rights. The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with the approximately 9,055 acres of real property that constitutes the Yuba Property. The Yuba County Superior Court, in a 1929 judgement, recognized the Company's predecessor in interest's riparian rights to the Yuba River and pre-1914 appropriative rights. Additionally, the Company holds overlying rights to the groundwater aquifer beneath the Company's Yuba property. [Appropriations that began before December 19, 1914 do not require a permit from the State Water Resources Control Board].

        In May, 1991, the Company entered into the Yuba County Water Exploration, Development and Marketing Agreement (the "Water Agreement") with Western Aggregates, a wholly-owned subsidiary of Centex, Inc., and the Yuba County Water Agency (the "Water Agency"). The purpose of the Water Agreement was to integrate water from both the Yuba Property and adjacent acreage owned by Western Aggregates into the Water Agency's conjunctive use plans of developing and marketing water to third parties outside of the Water Agency's boundaries. Under the Water Agreement, the Water Agency agreed to develop and market the water on behalf of all three parties with the objective of maximizing the economic return to each of the parties.

        Due primarily to the review by the California State Water Resources Control Board of water rights on the Yuba River and the Water Agency's involvement in the attempted settlement of issues raised in the review, the Water Agency did not complete certain of its water development obligations under the Water Agreement, and certain portions of the Water Agreement expired in May 1996 without any water having been marketed or sold by the Water Agency. As a result of the termination of the Water Agreement, the Company and Western Aggregates each may seek to market the water rights on their own.

        The Company is currently considering developing its Yuba Property water for sale or lease, as a part of the Water Transfer Program. See "Item 1. Description of Business--Water Transfer Program." The Company's Yuba Property water resources, when distributed, could be distributed with the other water resources originating in the Sacramento River Valley. The Sacramento River Valley water resources serve most of Northern California and serves Southern California through statewide water distribution facilities, which begin at the southern end of the Sacramento-San Joaquin Bay Delta. Accordingly, because of the configuration of California's water distribution system, the Company believes that sales could be made by the Company to water utilities serving over half of the state's population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water and the Company cannot currently estimate when any water disposition plan will be implemented. In addition, there are various regulatory hurdles that could delay or limit the Company's ability to deliver or sell its Yuba Property water. Accordingly, although the Company believes that its Yuba Property water rights are a valuable asset, it is not known when or if the Company will be able to realize any revenues or other financial benefits from these water rights.

        The Company's efforts related to delivering transferable surface Yuba water to other California users will be regulated by existing water transfer statutes. Additional issues included environmental constraints associated with the transfer of water through or around the Sacramento-San Joaquin Bay Delta and conveyance limits of the State Water Project operated by the California Department of Water Resources and the Central Valley Project operated by the Federal Bureau of Reclamation. Unlike most western states, California has not statewide ground water law but relies instead on a body of case law and local regulations to manage the resource. Movement of groundwater from the Yuba property out of the county would require a local vote of approval. However, groundwater exchanges may be possible which benefit both the local and statewide economies.

        Cherry Creek Water Rights Project. In July 1992, the Company initiated a project (the "Cherry Creek Project") to assemble, develop, and eventually sell water or packaged water rights to municipalities and other water users located in the Cherry Creek basin in the State of Colorado. Cherry Creek is a tributary of the South Platte River that flows into the City of Denver, Colorado, and the Cherry Creek basin is the drainage area of Cherry Creek, encompassing approximately 60 square miles. Much of the Cherry Creek basin is part of the greater metropolitan area of Denver, an area that historically has had water shortages. Although the water supplies currently available in the Cherry Creek basin are sufficient, in most cases, to meet the current demand for water in the Cherry Creek basin, increased need for water as a result of projected residential, commercial, and industrial development and growth in the Cherry Creek basin is expected to exceed the currently available supply of water in the region. The goal of the Cherry Creek Project is to develop the Company's water rights to provide reliable additional water resources in the Cherry Creek basin that can be sold or leased to municipalities and other water users to meet expected future demand for water.

        The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water (known as "junior" or "senior" rights), which rights grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water, municipalities and water districts have not relied solely on junior tributary wells to satisfy their water requirements. However, under Colorado law, by combining various water rights under a court-approved plan of augmentation, junior water rights can effectively be turned into senior rights. Because court approved plans of augmentation allow water to be diverted from junior water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that water derived from augmented packages of water can be sold for significantly higher prices than water rights sold separately and that the amount of water that can be sold is greater under a plan of augmentation.

        At the beginning of its Cherry Creek Project in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. To date, the Company has sold or exchanged a total of 4,279 acres of the Cherry Creek Project properties. The Company has, however, retained substantially all of the water rights associated with the land it has resold (including the right to drill and service a number of wells on such resold land), and the Company's plan is to retain most water rights associated with any Cherry Creek real properties it may sell in the future. The real estate parcels that have been sold are not needed to further the principal purposes of the Cherry Creek Project. The Company has the right to operate 14 wells drawing tributary water in the Cherry Creek basin, of which 12 are existing wells. Eight of the 14 well rights are located on property that is not owned by the Company. With respect to these eight wells, the Company owns the right to drill and operate wells and to enter the real property on which such wells may be located or drilled in order to operate or establish wells.

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

        The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan of augmentation submitted to the Colorado District Court, Water Division (the "Colorado Water Court"). In February 1998, the Company received Colorado Water Court's approval of the Company's plan of augmentation.

        With the plan of augmentation approved, the Company is now seeking to market its water in the Cherry Creek basin. The Company is considering a number of alternatives, from sale of water to a single buyer or user, to the short-term and/or long-term sale of water to municipalities or other water users such as land developers. The sale of its water will, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water currently owned by the Company in the Cherry Creek basin. This could result in significant capital expenditure requirements. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first well since the approval of the augmentation plan. This well provides the Company with additional information on the water resources in the acquifer. In addition, water from this well is available for future water sales.

        Agency Agreements. On December 7, 1993, the Company entered into an agreement with The Atchison, Topeka and Santa Fe Railway Company ("Burlington Santa Fe") pursuant to which the Company was engaged to act as the railway company's exclusive agent for the state of California and as nonexclusive agent for the State of Colorado in connection with identifying, developing and marketing water assets owned by Burlington Santa Fe and advising the railway company in connection with such matters. The agreement had an initial term of two years, which term was automatically extended by three additional years upon the Company's sale in September 1995 of certain of that railway company's water rights and property to the City of Needles, California, for a total purchase price of $2,600,000.

        In March 1996, Burlington Santa Fe and the Company entered into an amendment to the above-referenced December 7, 1993 agreement. Pursuant to the amendment, Burlington Santa Fe engaged the Company to also act as its exclusive agent to identify, develop and market Burlington Santa Fe's existing or developable water rights and water-related rights in the states of Arizona, New Mexico, Colorado, Washington and Montana, and to identify and assist in marketing such water rights in the State of Texas, and to advise Burlington Santa Fe in connection with such matters.

        On December 1, 1998, Burlington Santa Fe and the Company entered into a second amendment to the above-referenced December 7, 1993 agreement. Pursuant to the amendment, the term of the December 7, 1993 agreement was extended to December 31, 1999. In addition, the Company would no longer be Burlington Santa Fe's agent with respect to any water rights or water-related rights of Burlington Santa Fe in San Bernardino County, California, but would continue to be Burlington Santa Fe's agent with respect to such rights in other counties of California. The Company did not derive any revenues during the fiscal years ended March 31, 1999 from its agreement with Burlington Santa Fe.

        Other Water Assets. The Company owns a right to receive 3.7398% of all of gross payments made by the Cucamonga County Water District (San Bernardino County, California) in connection with certain water sold or made available to the water district by the Fontana Union Water Company, a mutual water company, under a 100-year lease (the "Cucamonga Water Fee Agreement") which expires in 2089. The Company received approximately $199,000 during the fiscal year ended March 31, 1999 under the Cucamonga Water Fee Agreement. The amount of proceeds the Company will receive in the future will vary depending on the amount of non-interruptible water available to the Cucamonga County Water District and on the posted price of MWD for water available to the Chino Basin Municipal Water District. The current posted price is $349 per acre-foot of water.

        The Company also owns shares of certain Southern California mutual water companies. A mutual water company is an entity that owns water and water rights, which water is made available to the shareholders of the mutual water company. Accordingly, the Company is entitled to receive its proportionate share of water made available by the mutual water companies in which it owns shares. The Company believes that these mutual water company shares entitle the Company to receive an aggregate of 2,600 acre-feet of water per year.

        Real Estate Held for Sale. In March 1993, the Company commenced disposing of its Colorado real estate assets that were not needed for its water rights development program. As of March 31, 1999, the Company still owned 280 acres of real estate located in the Cherry Creek basin in Colorado. Through March 31, 1999, the Company has sold or exchanged, net of certain properties which were repurchased, a total of 4,279 acres of land in the Cherry Creek basin that were not needed for the Cherry Creek Project. In connection with the Cherry Creek land transfers, the Company retained substantially all of the water rights related to the land that was sold by the Company. The Company is currently considering alternatives for generating value from the remainder of its Cherry Creek real estate holdings.

        In Glenn County, California, the Company sold 20 acres of farmland during the year ended March 31, 1999. The Company is currently considering alternatives for generating value from the remainder of its Glenn County real estate holdings. No assurance can be given that the Company will be able to sell any additional real estate parcels in the future or that any such sales will be on terms favorable to the Company.

        During the year ended March 31, 1999, the Company acquired various land and farms located in San Bernardino County, California, that collectively comprise 367 acres. The Company is currently considering alternatives for generating value from the property and is leasing portions of the farms to unaffiliated operators.

        Competition, Markets and Customers. Although the Company and its predecessor have previously produced water from the Yuba Property and sold that water on a commercial basis, the Company has not done so since 1987. In the event that the Company elects to market its Yuba Property water interest, the Company may compete directly with the Yuba County Water Agency in the sale of water from Yuba County. Western Aggregates, an unaffiliated owner of certain water rights in the Yuba Property, has informed the Company that it may attempt to market its Yuba Property water rights and, therefore, will also compete with the Company.

        The Company's goal in the Cherry Creek basin of Colorado is to sell or lease water to public water agencies and other users in the Cherry Creek basin. On a limited basis, public agencies and private holders of water rights currently also sell water and water rights in the Cherry Creek basin.

        The Company will compete in Southern California with MWD and other water wholesalers in trying to market any water that the Company acquires pursuant to its Water Transfer Program.

        Environmental Regulation. The Company's operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. Compliance with existing environmental laws has to date had no material effect on the Company's earnings or capital expenditures, but in the future it will have the effect of delaying the completion of projects in those cases where environmental impact statements or other similar documents have to be prepared and filed. Furthermore, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted.Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act (the "US Act"). In California, the responsibility for enforcing the US Act is delegated to the California Department of Health Services (the "Health Department") and to the Resources Board acting pursuant to the California Safe Drinking Water Act (the "Cal Act"). The U.S. Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLS") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

        Both the EPA and the Health Department have promulgated regulations and other pronouncements which require various testing and sampling of water and inspections by producers which set MCLS for numerous contaminants. Since the Company does not intend to sell water directly to consumers, it believes that these standards only affect the water agencies that may buy or lease the Company's water. While drinking water regulations do not directly affect the Company, the regulations regarding the quality of water distributed affects the Company's intended customers and may, therefore, depending on the quality of the Company's water, impact the price and terms upon which the Company may in the future sell its water or water rights.

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

        Employees. As of the date of this report, the Company has fourteen full-time employees.


ITEM 2. PROPERTIES

The principal physical properties currently owned by the Company are the following:

o Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 280 acres and associated water rights, the rights to operate six tributary wells on property owned by the Company, and water rights reserved or acquired in connection with the 4,279 acres of land in the Cherry Creek basin that the Company has sold or exchanged. See "Item 1. Business- Description of Business- Cherry Creek Water Rights Project." The Company's Cherry Creek land is zoned for agricultural and residential uses.

o Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, and a 116-acre parcel in Glenn County, California. The rice farms are graded for cultivation and watered by wells on the properties. The Company has leased the rice farms and ranches to unaffiliated operators.

o The Company owns 30 acres of real estate located along the Yuba River in Yuba County, California, and approximately ten miles northeast of Marysville, California. The 30 acres are zoned industrial-extractive and may be used for commercial but not residential purposes.

o Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California. These property rights affect the ability of the owners of the surface rights to the land to develop, finance or transfer the land.

o Various cattle and crop farms, located in San Bernardino County, that collectively comprise 367 acres. The Company is currently leasing portions of the farms to unaffiliated operators.

        Some of the Company's foregoing real estate properties are encumbered by mortgages. For a description of the Company's mortgage indebtedness, see "Note 11: Long-Term Debt" to the Company's consolidated financial statements included as part of this Annual Report on Form 10-K.

        The Company leases its principal executive office in San Diego, California, containing 2,894 net square feet, pursuant to a lease that expires in April 2004. The Company's current monthly rental obligation for the facility is $6,512. In addition, the Company has a Northern California office facility in Point Richmond, California. The facility contains 2,400 square feet and the Company's current monthly rental obligation is $3,600 pursuant to a lease that expires in February 2002.

ITEM 3. LEGAL PROCEEDINGS

        In June 1997 the Company entered into a water sale agreement with Santa Margarita Water District ("SMWD") pursuant to which SMWD agreed, subject to certain conditions still to be satisfied, to purchase from a subsidiary of the Company 10,000 acre-feet of water annually during each of the next ten years. In September 1997, the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre-feet of surplus California State Water Project water during the next ten years. SMWD is located and operates within the service area of The Metropolitan Water District of Southern California ("MWD").

        On September 30, 1997, MWD challenged the validity of the Company's water sales and purchase agreements with SBVMWD and SMWD by filing a lawsuit against SBVMWD, the Company and SMWD in the Superior Court of the State of California for the County of Los Angeles. That action was dismissed by MWD, without prejudice, on December 18, 1997, but a substantially identical complaint had previously been filed by MWD on December 10, 1997, against SBVMWD and the Company (but not SMWD) in the Superior Court of the State of California for the County of Sacramento. On December 22, 1997, the DWR filed its complaint against SBVMWD and the Company, making substantially similar claims and allegations.

        The MWD complaint alleges that the Company acted as an agent or co-conspirator with SBVMWD in attempting to facilitate the sale of State Water Project water by SBVMWD in MWD's service area. The DWR complaint alleges only that the Company acted as SBVMWD's agent for that purpose. Both complaints seek declaratory relief stating that the water purchase agreement between SBVMWD and the Company is invalid, and request that injunctive relief be granted blocking the sale and use of State Water Project water within MWD's service area without the written consent of MWD and DWR. Both complaints also challenge the validity of the water purchase agreement on the ground that its execution and implementation require compliance with the California Environmental Quality Act ("CEQA"), including the preparation of an environmental impact report.

        On January 12, 1998, MWD's and DWR's actions were consolidated for all purposes, including trial, before the Sacramento Superior Court. MWD, DWR and the Company have stipulated to an order of court made July 21, 1998, consolidating another action with the two actions brought by MWD and DWR. The third action involves a complaint filed by SBVMWD against DWR and MWD on February 11, 1980, in the Sacramento Superior Court. By that complaint SBVMWD sought a declaratory judgment allowing it to sell, without MWD's consent, State Water Project water to Orange County Water District, a district located within MWD's service area. On May 17, 1982, the parties to that 1980 action entered into a stipulation indefinitely extending the time to respond to the amended complaint, and waiving any right to dismiss the action for failure to prosecute it in a timely manner. Nothing has occurred in that action since the filing of that stipulation. This third action involves the same basic legal issues as the other two actions and its consolidation with those actions will not prejudice the Company's position in either of them.

        By stipulation between the Company and DWR and MWD, made and approved by the Court on April 15, 1998, DWR and MWD dismissed, without prejudice, as against the Company, their petitions for writ of mandate and injunctive relief based on alleged non-compliance with CEQA, and in consideration thereof the Company agreed to give DWR and MWD thirty (30) days written notice of its intent to take delivery of water pursuant to the water purchase agreement with SBVMWD or to take any steps in compliance with its obligation under that agreement.

        By stipulation approved by order of court on July 12, 1998, MWD, DWR and SBVMWD agreed that their prosecution of the two CEQA causes of actions in the MWD and DWR complaints were stayed subject to conditions similar to the dismissal of their CEQA causes of action as against the Company.

        The Company has by its answer to the two complaints denied all material allegations, and has asserted several defenses based on its position that both complaints fail to allege facts sufficient to constitute a cause of action against the defendants.

        The Company has evaluated the complaints of MWD and DWR and has engaged in considerable research on pertinent issues of fact and law. Based on said evaluation and research, and while the outcome of these proceedings cannot be predicted, the Company believes (1) that the validity of the challenged water purchase and sale agreements should be upheld, and (2) that in all events the actions will not have a material adverse impact on the Company's financial condition, or the results of its operations. Until the lawsuits are resolved by trial or by settlement, the Company does not expect to purchase or receive any water under its water purchase agreement with SBVMWD.

        No trial date has been set for this matter, and the Company does not know when this matter will be resolved. In the meantime, the Company's ability to effect similar water transfer transactions will be subject to challenge by the MWD and others. Although the Company is still able to effect certain water transfers that are not affected by the issues raised by the pending lawsuit, the lawsuit will continue to limit the Company's ability to engage in certain types of water transfers in Southern California.

        As described in "Item 1. Business-Introduction" above, the Company is the general partner of Western Agua, L.P. ("Western Agua"), a partnership that agreed to provide consulting services to the Nevada LLC pursuant to the Consulting Agreement. The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua's purported willful breach of the Consulting Agreement. On November 10, 1998, Western Agua filed an action in the San Diego Superior Court against the Nevada LLC for breach of contract, specific performance and an accounting relating to the Consulting Agreement. Western Agua's complaint seeks a judicial declaration that the Consulting Agreement is not terminated and remains in full force and effect. On March 12, 1999, after the Company successfully challenged the legal sufficiency of the Nevada LLC's original cross-complaint, the Nevada LLC filed an amended cross-complaint against Western Agua and the Company. The Nevada LLC had named Peter L. Jensen, the Company's Chairman of the Board, as a cross-defendant in the original cross-complaint but has dropped him as a cross-defendant in the amended cross-complaint. The Nevada LLC has also dropped its previously-asserted claims for concealment and negligent misrepresentation. The amended cross-complaint contains claims for breach of contract, breach of fiduciary duty, and declaratory relief, and seeks compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in areas prohibited by section 5 of the Consulting Agreement, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not. The Company does not believe that the Nevada LLC has any grounds for terminating the Consulting Agreement. Should, however, the court determine that the Consulting Agreement has been validly terminated, Western Agua and the company would lose their right to receive part of certain net proceeds, if any, that the Nevada LLC may derive from the sale or other disposition of the Nevada LLC's properties. Western Agua and the Company have filed a demurrer to the amended cross-complaint, challenging its legal sufficiency, and intend to mount a vigorous defense to its claims.

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

                                                            LOW         HIGH
                                                            ---         ----
                  Year-Ended March 31, 1998

                  First Quarter (April-June)              $13.00      $16.00

                  Second Quarter (July-September)          13.00       17.00

                  Third Quarter (October-December)         10.00       16.00

                  Fourth Quarter (January-March)            9.00       12.00

                  Year-Ended March 31, 1999

                  First Quarter (April-June)                9.00       12.00

                  Second Quarter (July-September)           5.56       10.38

                  Third Quarter (October-December)          4.00        6.50

                  Fourth Quarter (January-March)            3.13        6.00


        On March 31, 1999, the Company had 1,600 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in "street name."

        To date, the Company has not declared or paid any cash dividends with respect to its common stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. Any dividends on the Common Stock would be subject to prior payment of dividends on the Series D Preferred Stock and Series C Preferred Stock.

        As of March 31, 1999, there were outstanding 10,000 shares of the Company's Series D Convertible Redeemable Preferred Stock. The Series D Preferred Stock provides for annual dividends, when and if declared, in the amount of $75.00 per year, payable quarterly. To date, the Company has paid all declared dividends under the Series D Preferred Stock.

        As of March 31, 1999, there were outstanding 10,165 shares of the Company's Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year, payable semi-annually. To date, the Company has paid all declared dividends under the Series C Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

        The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.


                                                                              Year Ended March 31,
                                                 ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                        1999             1998             1997             1996            1995
                                                 -----------      -----------      -----------      -----------     -----------
Revenue ......................................   $ 1,822,990      $ 3,922,377      $ 1,770,771      $ 4,901,810     $ 2,669,801
Cost of revenue ..............................     1,184,998        2,296,409        1,034,750        2,163,848         975,786
                                                 -----------      -----------      -----------      -----------     -----------
Gross profit .................................       637,992        1,625,968          736,021        2,737,962       1,694,015
General and administrative expense ...........     5,805,192        5,645,559        2,946,252        2,122,525       1,974,535
                                                 -----------      -----------      -----------      -----------     -----------
Operating income (loss) ......................    (5,167,200)      (4,019,591)      (2,210,231)         615,437        (280,520)
Interest income (expense), net ...............      (586,464)        (209,694)      (1,027,540)        (398,025)        262,733
Other income (expense) .......................       222,300        2,330,255         (795,027)        (201,827)         92,088
                                                 -----------      -----------      -----------      -----------     -----------
Income (loss) from continuing operations
   before income taxes .......................    (5,531,364)      (1,899,030)      (4,032,798)          15,585          74,301
Income taxes .................................        (3,200)          (2,400)      (1,102,400)          (2,400)         (2,400)
                                                 -----------      -----------      -----------      -----------     -----------
Income (loss) from continuing operations .....    (5,534,564)      (1,901,430)      (5,135,198)          13,185          71,901
Discontinued operations:
  Loss from operations .......................            --               --               --          (67,949)        (62,209)
  Loss on disposal of silica plant ...........            --               --         (257,276)        (251,200)             --
                                                 -----------      -----------      -----------      -----------     -----------
Income (loss) before extraordinary item ......    (5,534,564)      (1,901,430)      (5,392,474)        (305,964)          9,692
Extraordinary income on extinguishment
  of debt, net of income taxes ...............       99,656               --               --               --              --
                                                 -----------      -----------      -----------      -----------     -----------
Net income (loss) ............................    (5,434,908)      (1,901,430)      (5,392,474)        (305,964)          9,692
Accretion of preferred stock
  to redemption value ........... ............       (33,099)         (30,584)              --               --              --
Preferred stock dividends ....................      (990,401)        (526,000)              --               --              --
                                                 -----------      -----------      -----------      -----------     -----------
Net income (loss) applicable
  to common stockholders ....... .............   $(6,458,408)     $(2,458,014)     $(5,392,474)     $  (305,964)    $     9,692
                                                 ===========      ===========      ===========      ===========     ===========

Basic and diluted net income (loss)
  per common share applicable to
  common stockholders:

Continuing operations ........................   $      (.80)     $      (.30)     $      (.64)     $        --     $      (.03)
Discontinued operations ......................            --               --             (.03)            (.04)           (.01)
                                                 -----------      -----------      -----------      -----------     -----------
     Total before extraordinary item .........          (.80)            (.30)            (.67)            (.04)           (.04)
Extraordinary income on early
  extinguishment of debt, net .. .............           .01               --               --               --              --
                                                 -----------      -----------      -----------      -----------     -----------
Net income (loss) per common share
  applicable to common stockholders ..........   $      (.79)     $      (.30)     $      (.67)     $      (.04)    $      (.04)(a)
                                                 ===========      ===========      ===========      ===========     ===========



                                                                                    March 31,
                                                 ------------------------------------------------------------------------------
BALANCE SHEET DATA:                                  1999             1998             1997             1996            1995
                                                 -----------      -----------      -----------      -----------     -----------
Current assets.............................      $15,536,283      $17,388,488      $ 4,833,903      $ 3,921,948     $ 2,895,539
Total assets...............................       47,630,860       41,891,968       39,475,358       40,420,709      26,710,956
Working capital............................       13,616,371       16,517,459        3,787,083        2,943,723       2,103,568
Long-term debt and debentures..............       17,712,349       16,028,470       17,840,860       18,275,408       4,384,470
Redeemable preferred stock ................       19,780,867        9,049,033               --               --              --
Preferred stock ...........................               --               --        3,807,517               --              --
Common stockholders' equity................        8,174,399       15,860,103       16,680,161       21,067,076      21,195,745

----------

(a) Net income (loss) per common share computation for the year ended March 31, 1995 was adjusted to include dividends of $248,131 accrued on the preferred stock outstanding during the period.

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

        In April 1994, the Company commenced a program to repurchase shares of common stock held by stockholders who, in the aggregate, owned less than 200 shares (as adjusted for the stock dividend) of common stock (the "Odd Lot Tender Offer"). As of March 31, 1999, the Company had repurchased a total of 47,146 shares of common stock in the Odd Lot Tender Offer for a total of $478,442. In addition, in November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the year ended March 31, 1999, the Company repurchased 292,200 shares of common stock at a cost of $1,259,030.

        On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.865 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). Effective October l, 1997, the Company may, at its option, redeem some or all of the Debentures at a cash redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon through the redemption date, if on each of the 20 consecutive trading days immediately prior to the mailing of the redemption notice the trading price of the Common Stock is equal to or greater than 150% of the then applicable Conversion Price.

        In March 1996 the Company declared a 100% stock dividend (the "Stock Dividend"). A 100% stock dividend is effectively a two-for-one stock split. All share and per-share information for prior periods has been restated to reflect the effects of the Stock Dividend.

        In February 1997, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Preferred Stock. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefore, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends are payable semi-annually. The first four semi-annual dividend payments could be paid in nonassessable shares of Series C Preferred Stock. Through March 31, 1999, the Company paid $1,224,734 in dividends to the holders of the Series C Preferred Stock, of which $59,856 was paid in cash and $1,164,878 was paid by the issuance of 1,164 additional shares of Series C Preferred Stock. Commencing on April 1, 1999, the Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid declared dividends thereon if the average trading price of the common stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

        In April 1997 the Company sold its 35.3% interest in the Nevada LLC for a price of $13,360,000, of which $12,024,000 was paid in cash and $1,336,000 was paid by the delivery to the Company of a convertible note due on December 31, 1997. The Company had acquired its interest in the Nevada LLC in October 1995 for $12,000,000. In August 1997, the $1,336,000 promissory note and the related accrued interest of $22,840 was converted into 723,911 common shares of Global Equity Corporation, which was subsequently acquired by PICO Holdings, Inc. As of March 31, 1999, the Company has completed the sale of its holdings in PICO. The Company received proceeds of $1,222,695 from the sale of the 723,911 shares.

        On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution. Agbar has also agreed to make up to three subsequent $5,000,000 purchases of Series D Preferred Stock to fund capital expenditures of the Company for water projects which Agbar approves through October 2000.

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

                                  CONSOLIDATED

                                                                            Years Ended March 31,
                                                                 ---------------------------------------------
                                                                    1999             1998             1997
                                                                 -----------      -----------      -----------
Revenue ......................................................   $ 1,823,000      $ 3,922,000      $ 1,771,000

Income (Loss) From Continuing Operations Before Income Taxes..   $(5,532,000)     $(1,899,000)     $(4,033,000)
Income Taxes .................................................        (3,000)          (2,000)      (1,102,000)
                                                                 -----------      -----------      -----------
Income (Loss) From Continuing Operations .....................    (5,535,000)      (1,901,000)      (5,135,000)
Discontinued Operations ......................................            --               --         (257,000)
                                                                 -----------      -----------      -----------
Income (loss) before extraordinary item ......................    (5,535,000)      (1,901,000)      (5,392,000)
Extraordinary income on extinguishment of debt, net
   of income taxes ...........................................       100,000               --               --
                                                                 -----------      -----------      -----------
Net Income (Loss) ............................................    (5,435,000)      (1,901,000)      (5,392,000)
Accretion of Preferred Stock to Redemption Value .............       (33,000)         (31,000)              --
Preferred Stock Dividends ....................................      (990,000)        (526,000)              --
                                                                 -----------      -----------      -----------
Net Income (Loss) Applicable to Common  Stockholders .........   $(6,458,000)     $(2,458,000)     $(5,392,000)
                                                                 ===========      ===========      ===========
Basic and Diluted Net Income (Loss) Per Share
   Applicable to Common Stockholders .........................   $      (.79)     $      (.30)     $      (.67)
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

        During the fiscal years ended March 31, 1999, 1998 and 1997, the valuation allowance for deferred tax assets was increased as a result of the Company's net operating loss carryforward. In addition, in the fiscal year ended March 31, 1997, the sale of the Company's interest in the Nevada LLC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance on the Company's gross deferred tax assets.

        The preferred stock dividends for the year ended March 31, 1999 represent dividends paid in cash on the Series D Preferred Stock and all other dividends for the periods reported represent dividends paid in cash and additional shares of preferred stock on the Series C Preferred Stock.


                                  WATER RIGHTS

                                                    Years Ended March 31,
                                           ------------------------------------
                                               1999          1998        1997
                                           ----------     --------     --------
Revenue................................... $1,477,000     $932,000     $261,000
Cost of Revenue...........................  1,001,000      867,000       58,000
                                           ----------     --------     --------
Gross Profit.............................. $  476,000     $ 65,000     $203,000
                                           ==========     ========     ========

        Water rights revenue for the fiscal year ended March 31, 1999 ("Fiscal 1999") increased $545,000 (58%) from the prior year as a result of increased water sales. Water rights revenue for Fiscal 1999 includes $641,000 from the City of Inglewood and $370,000 from the Santa Margarita Water District, as well as payments received under the Cucamonga Fee Agreement ($199,000). In addition, water rights revenue for Fiscal 1999 included revenue from the lease of water rights ($239,000). Cost of revenue for Fiscal 1999 included $943,000 of fees and lease amortization costs related to water sales to the City of Inglewood ($462,000) and the Santa Margarita Water District ($481,000) and the amortization of the Cucamonga Fee Agreement costs ($58,000). The negative gross margin for the Fiscal 1999 water transaction with the Santa Margarita Water District is not indicative of gross margins that the Company expects to realize on similar water transactions in the future. The sale to the SMWD was completed as a pilot program to identify the price impediments to the use of idle capacity in the MWD system.

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


                                   REAL ESTATE

                                                  Years Ended March 31,
                                          --------------------------------------
                                            1999          1998           1997
                                          --------     ----------     ----------
Revenue ................................. $346,000     $2,990,000     $1,510,000
Cost of Revenue..........................  184,000      1,429,000        976,000
                                          --------     ----------     ----------
Gross Profit............................. $162,000     $1,561,000     $  534,000
                                          ========     ==========     ==========


        The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. In Fiscal 1999, real estate revenues of $346,000 resulted from the sale of 72 acres of Cherry Creek property and 20 acres of property sold in Glenn County, California. In Fiscal 1998, real estate revenues of $2,990,000 were recognized from the sale of 1,607 acres of Cherry Creek properties. Cost of real estate revenue in each fiscal year includes the allocated purchase price of the properties sold, directly related development costs, sales commissions and other sales costs.


                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                 Years Ended March 31,
                                        ----------------------------------------
                                           1999           1998           1997
                                        ----------     ----------     ----------
General and Administrative
  Expenses.......................       $5,805,000     $5,646,000     $2,946,000
                                        ==========     ==========     ==========


        General and administrative expenses for Fiscal 1999 increased by 3%, or $159,000, from Fiscal 1998. The increase was primarily due to the $1,294,000 allowance against water projects under development, increased consulting and engineering expenses of $317,000 and $74,000 of payroll taxes paid by the Company in connection with the cancellation of stock options of a former officer during Fiscal 1999. These increases were offset in part by decreases resulting from $650,000 of one-time advisory fees in connection with a proposed acquisition incurred in Fiscal 1998 which were not incurred in Fiscal 1999, and a decrease of $753,000 in bonus and severance and $184,000 in professional fees paid in Fiscal 1999 as compared to Fiscal 1998.

        General and administrative expenses for Fiscal 1998 increased by 92%, or $2,700,000, from Fiscal 1997. The increase was largely due to the full-year impact of increased salaries and related expenses resulting from the Company's new hires in Fiscal 1997. In addition, (a) Fiscal 1998 included one-time acquisition charges of $570,000 related to the termination of two proposed transactions, (b) one-time severance costs of approximately $628,000 related to the resignation of three of its officers, (c) Fiscal 1998 included approximately $335,000 of compensation expense related to the issuance and exercise of employee stock options, (d) advisory fees in connection with programs to finance the acquisition of additional water rights increased $159,000 over Fiscal 1997, and (e) legal charges for Fiscal 1998 increased by $430,000 over Fiscal 1997 primarily due to expenditures on certain outstanding legal matters.



                                 OTHER NON-SEGMENT INFORMATION

                                                           Years Ended March 31,
                                                ---------------------------------------------
                                                    1999             1998             1997
                                                -----------      -----------      -----------
Interest Income ...........................     $   879,000      $ 1,156,000      $   322,000
Interest Expense ..........................      (1,465,000)      (1,365,000)      (1,350,000)
Equity in Loss of Limited Liability
  Company..................................              --         (308,000)        (857,000)
Gain on Sale of Investment in Limited
  Liability Company .......................          40,000        2,456,000               --
Rental Income, net ........................           9,000           46,000           43,000
Other .....................................         173,000          136,000         (105,000)
Loss from discontinued operations .........              --               --          257,000
Extraordinary income, net .................         100,000               --               --


        Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for Fiscal 1999 from Fiscal 1998 due primarily to lower investment balances.

        Interest income increased for Fiscal 1998 from Fiscal 1997 due to higher investment balances resulting from net proceeds received from the sale of the Company's investment in the Nevada LLC and from the net proceeds received from the issuance of preferred stock.

        Interest expense for Fiscal 1999 and Fiscal 1998 included interest of $1,348,000 and $1,350,000, respectively, related to the Debentures. Fiscal 1999 also included $117,000 of interest related to the five-year amortizing term loan for the Inglewood project. Interest of $83,000, $185,000 and $285,000 was capitalized during Fiscal 1999, 1998, and 1997, respectively, in connection with the development of land held for sale and water rights.

        The Company accounted for its investment in the Nevada LLC under the equity method of accounting and accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,000, net of legal and other closing costs totaling $60,000 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. The Company realized $40,000 and $37,000 of the deferred gain in Fiscal 1999 and Fiscal 1998, respectively.

        Rental income and expenses are primarily related to the Company's California rice farm and ranch. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

        Other income for Fiscal 1999 includes the reversal of $291,000 of severance costs recorded in Fiscal 1998 related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc., an unaffiliated water consulting company. Other income for Fiscal 1999 also includes a $187,000 loss realized from the sale of the Company's interest in PICO Holdings, Inc. that the Company received in connection with its sale of its Nevada LLC interest.

        During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica sorting and grinding business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company decided to liquidate the Silica Plant assets rather than sell the entire operation as a unit. Accordingly, the silica plant business was reported as a discontinued operation for Fiscal 1997. Charges in Fiscal 1997 were for costs in excess of the provision for estimated loss on disposal and discontinued operation, which was previously recorded. During Fiscal 1998, the liquidation of the Silica Plant assets was completed. No gain or loss was recognized on the sale in Fiscal 1998 since the Silica Plant assets were previously written down to reflect this sale.

        In Fiscal 1999, the Company repurchased $260,000 of its 9% Convertible Subordinated Debentures for $151,000. After reducing related deferred debt costs of $9,000, net of accumulated amortization of $5,000, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $100,000.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company had working capital and a current ratio of $13,616,371 and 8.09 to 1 as compared to $16,517,459 and 19.96 to 1, respectively, at March 31, 1998.

        Operating Activities. For Fiscal 1999, the Company had a net loss of $5,434,908 and net cash used in operating activities of $4,186,491. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the near future are not expected to be sufficient to fund the Company's operations. In the past, the Company had received most of its revenue from the sale of real estate, but it does not expect real estate sales to be as significant in future periods.

        The Company has recently entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from existing water sales contracts, leasing the Company's rice farms and ranches, from the Cucamonga Fee Agreement, and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions and revenues, if any, derived from the Company's long-term water development projects. Based on the Company's current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity and from proceeds the Company may derive from such future water sale transactions that the Company may from time to time consummate.

        On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. On October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water per year for the next five years at a price of $200 per acre-foot in the first year ($1,190,000), which price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's ("MWD") rate for water. The Company financed the payment it made to Inglewood through a $3,560,000 five-year loan that bears interest at the bank's Reference Rate or LIBOR (capped at 6%) plus 1.5%, at the Company's option. Scheduled payments of principal on this loan for the fiscal years ending March 31, 2000, 2001, 2002, 2003 and 2004 are $594,000, $668,000, $794,000, $832,000 and $392,000, respectively.

        On December 24, 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD's service territory. As a result of this agreement, the Company completed a transfer of 1,000 acre-feet of water to the Santa Margarita Water District and recognized revenue of $370,155. The transaction involves water previously purchased by the Company in Central California for $63,000. The Company paid MWD a total of $410,313 for its participation in the pilot program. After considering other related costs of $7,778, the Company realized a net loss of $110,936 on the transaction. Although the foregoing transaction negatively impacted the Company's liquidity, the Company completed the pilot program to test the feasibility of future MWD transactions. The foregoing pilot program is not indicative of future water sales, and the Company does not intend to regularly engage in such net loss transactions.

        In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company ("Natomas") pursuant to which Natomas agreed, subject to certain conditions still to be satisfied, to transfer to the Company the temporary use of up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999. The Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company will also pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser.

        In May 1999, the Company completed its first sales of water derived from its water rights in the Mojave Basin of Southern California. The Company purchased the underlying water rights during the fiscal year ended March 31, 1999, as part of its plan to expand its participation in the ownership and marketing of water in Southern California. The Company anticipates that water sales and trading activity in the Mojave Basin will expand in future years and will provide a future source of revenue.

        Investing and Financing Activities. In October 1998, the Company received $10,000,000 of proceeds from the private placement of 10,000 shares of its Series D Convertible Redeemable Preferred Stock at a price of $1,000 per share. In addition, in September 1998 the Company received $3,560,000 proceeds from a five-year term loan used to finance the pumping rights lease lump-sum payment to Inglewood.

The Company is committed to certain material expenditures over the next several years, including the following:

o Scheduled payments of principal on existing outstanding indebtedness for fiscal years ending March 31, 2000, 2001, 2002, 2003 and 2004 are $1,246,000, $697,000, $781,000, $903,000 and $463,000, respectively.

o The Company is required to make semi-annual interest payments of $663,300 on the $14,740,000 principal amount of Debentures.

o The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $736,963 per year).

o The holders of Series D Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $75.00 per share, payable quarterly on March 15, June 15, September 15, and December 15 of each year (aggregating $750,000 per year).

o Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the MWD for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

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

        Impact of Accounting Pronouncement Issued But Not Adopted by the Company. In June 1998, October 1998 and February 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," respectively. The Company anticipates that the adoption of SFAS Nos. 133, 134 and 135 will not have a effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be different from those presently included in its financial statements.

RISK FACTORS

        The Company's business and operations involve numerous risks, some of which are beyond the Company's control, that may affect future results and the market price of the Company's common stock. The following discussion highlights some of the risks the Company faces.

        Uneven Patterns of Quarterly Operating Results. The Company's quarterly operating results have varied in the past and are likely to vary significantly in the future. These quarterly fluctuations are the result of a number of factors, including the Company's dependence on isolated sales of real estate as its principal source of revenues and the sporadic revenues generated to date from the Company's water related activities. Until the Company enters into agreements for the long-term sale/lease of water, the Company's revenues will continue to be dependent upon periodic and isolated sales of water and/or real estate. The variations in the Company's quarterly results is one of the factors that may contribute to fluctuations in the price of the Company's common stock.

        Limited History of Operations in Principal Business. To date, the Company's activities have primarily consisted of (i) acquiring its various water rights and related assets, (ii) raising capital to fund both the cost of such acquisitions and its working capital needs, and (iii) developing its water rights. Although the Company operates in two operating segments (the acquisition and development of water rights and the sale of water, and the sale of real estate interests acquired in connection with the acquisition of water rights), the Company anticipates that a majority of its revenues in the future will be derived from its water rights activities. However, the Company only generated $1,477,000, $932,000 and $261,000 of revenue from its water rights activities during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Accordingly, the Company does not have an established record of water sales transactions. To date, the Company's general and administrative and interest expenses have exceeded its on-going revenue from its water and water rights development and disposition business, and the majority of its operating revenue have been derived from the sale of the Company's real estate assets. No assurance can be given that the Company will continue to be able to successfully develop, package and sell water.

        Uncertainty of Future Water Revenue. The Company's long-term future profitability is primarily dependent on (i) the Company's ability to sell significant quantities of water from its Northern California water assets, (ii) the Company's ability to develop and sell water as part of the Cherry Creek Project, (iii) the Company's activities as an independent water provider in Southern California, (iv) the Company's ability to resolve issues regarding the transportation of water to the customer, and (v) the Company's ability to develop and sell new sources of water at a profit. Until May 1996, the Company's plan was to permit the Yuba County Water Agency to integrate the Company's Yuba Property water into the Water Agency's conjunctive use plans for developing and marketing water to third parties. The Company's agreement with the Yuba County Water Agency regarding the joint development and marketing of water expired in May 1996. The Company is currently evaluating various alternative plans to commercially exploit its Yuba Property water rights, but has not yet entered into any agreements to sell its Yuba Property water. Although the Company has received the approval of its plan of augmentation from the Colorado Water Court, to date, the Company has not consummated any water sales in the Cherry Creek area and no assurance can be given that the Company will be able to do so in the future. The Company's ability to become an independent water provider in Southern California is dependent upon the Company acquiring groundwater rights and other water assets, its ability to arrange for the transportation and storage of water, its success in obtaining all necessary governmental and regulatory consents and approvals, and on its ability to finance the foregoing activities. The water transfer business is a new and developing business in Southern California, and the market for such water transfers is still developing. Accordingly, the Company expects to encounter problems in developing a market for water transfers and the nature of these problems, and timing, is not known at this time. As a result, it is uncertain when, or if, the Company will generate revenues from its new water transfer activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve our objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate our interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The Company utilizes both fixed and variable rate debt. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the periods indicated is as follows:


                                   2000        2001       2002        2003        2004      Thereafter       Total
                                 --------    --------   --------    --------    --------    ----------    -----------
Fixed rate debt                  $651,721    $ 28,983   $ 31,502    $ 71,109    $ 25,858    $14,868,897   $15,678,070

Weighted average interest rate        8.0%        8.7%       8.7%        8.3%        9.0%           9.0%          9.0%

Variable rate debt               $594,000    $668,000   $749,000    $832,000    $437,000             --    $3,280,000
Weighted average interest rate        6.5%        6.5%       6.5%        6.5%        6.5%            --           6.5%

The Company's variable rate on its variable rate debt is capped at 7.5%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and the reports thereon and notes thereto, which are attached hereto as pages F-1 through F-27, and indexed at page 2, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information in the Company's Proxy Statement to be filed by July 30, 1999 set forth under the caption "Election of Director" and "Executive Officers" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information in the Company's Proxy Statement to be filed by July 30, 1999 set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement to be filed by July 30, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in the Company's Proxy Statement to be filed by July 30, 1999 set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.


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

        4.4 Certificate of Designations for Series D Convertible Redeemable Preferred Stock.(10)

        10.1    1990 Stock Option Plan.(2)

        10.2    Amendment to 1990 Stock Option Plan.(1)

        10.3 Form of Indemnity Agreement between the Company and its officers and directors.(2)

        10.4 Employment Agreement, dated August 15, 1997, between the Company and Peter Jensen.

        10.5    1993 Stock Option Plan.(6)

        10.6    Amendment to 1993 Stock Option Plan.(6)

        10.7 Form of Water Sale Agreement between Western Water Service Company and Santa

                Margarita Water District, a California water district.(8)

        10.8 Employment Agreement, dated June 9, 1999, between the Company and Zach McReynolds.

        10.9 Employment Agreement, dated April 20, 1998, between the Company and Michael Patrick George.(11)

        10.10 Employment Agreement, dated April 20, 1998, between the Company and Ronald I. Simon.(11)

        10.11   1997 Stock Option Plan.(9)

        10.12 Resignation Agreement and Mutual General Release, dated December 18, 1997, between the Company and John H. Huston.(11)

        10.13 Resignation Agreement and Mutual General Release, dated January 30, 1998, between the Company and Eric R. Robbins.(11)

        10.14 Strategic Relationship Agreement, dated October 13, 1998, by and between Western Water Company and Sociedad General de Aguas de Barcelona, S.A.(10)

        21      Subsidiaries of the Company.

        23.1    Consent of Ernst & Young LLP.

        23.2    Consent of KPMG LLP.

        27      Financial Data Schedule

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

(10) Previously filed as an exhibit to the Company's current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, which is hereby incorporated herein by reference.

The following financial statements are filed as a part of this report, appearing at the pages indicated:

Report of KPMG LLP, independent certified public accountants ..........................   F-1

Consolidated Balance Sheets as of March 31, 1999 and 1998 .............................   F-2

Consolidated Statements of Operations and Comprehensive Income for the years
  ended March 31, 1999, 1998 and 1997 .................................................   F-3

Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 1999, 1998 and 1997 .......................................................   F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997 .......................................................   F-5

Notes to Consolidated Financial Statements ............................................   F-7

Report of Ernst & Young, LLP, independent auditors ....................................   F-28

Financial Statements of Nevada Land & Resource Company LLC and related notes to
  the financial statements as of and for the year ended December 31, 1996 .............   F-29

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the prior fiscal year.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTERN WATER COMPANY



Date:  May 28, 1999                     By: /s/ MICHAEL PATRICK GEORGE
                                           -------------------------------------
                                           Michael Patrick George, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                             Title                                         Date
       ---------                             -----                                         ----
/s/ MICHAEL PATRICK GEORGE              President and Chief Executive Officer           May 28, 1999
--------------------------------        (Principal Executive Officer)
Michael Patrick George


/s/ PETER L. JENSEN                     Director and Chairman of the Board              May 28, 1999
--------------------------------
Peter L. Jensen


/s/ RONALD I. SIMON                     Executive Vice President                        May 28, 1999
--------------------------------        & Chief Financial Officer
Ronald I. Simon                         (Principal Financial and
                                        Accounting Officer)


/s/ SCOTT A. KATZMANN                   Director                                        May 28, 1999
---------------------------------
Scott A. Katzmann


/s/ WILLIAM D. WATT                     Director                                        May 28, 1999
---------------------------------
William D. Watt


/s/ DAVID A. ABEL                       Director                                        May 28, 1999
---------------------------------
David A. Abel


/s/ JUAN RAS SIRERA                     Director                                        May 28, 1999
---------------------------------
Juan Ras Sirera

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Western Water Company:

We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Nevada Land & Resource Company, LLC
(NLRC), a 35.3% owned investee company. The Company's equity in net loss of NLRC was $856,921 for the year ended March 31, 1997. The financial statements of NLRC as of and for the year ended December 31, 1996 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the Company's consolidated financial statements for the year ended March 31, 1997 for NLRC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1999, in conformity with generally accepted accounting principles.


                                        KPMG LLP



San Diego, California
May 14, 1999

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998

                             ASSETS                                               1999              1998
                                                                          ------------      ------------
Current Assets:
 Cash and cash equivalents                                                $    739,126      $    304,988
 Investment in available-for-sale securities (Note 2)                       14,061,410        16,453,147
 Current portion of notes receivable (Note 3)                                  216,912           215,292
 Other current assets                                                          518,835           415,061
                                                                          ------------      ------------
                  Total Current Assets                                      15,536,283        17,388,488

Notes receivable, less current portion (Note 3)                              1,169,491         1,386,403
Land held for sale (Notes 5, 11 and 16)                                      4,505,227         3,960,277
Water rights (Note 6)                                                       18,716,519        15,264,710
Prepaid leasing costs, net of accumulated amortization (Note 7)              3,585,759                --
Other water assets, net of accumulated amortization (Note 1)                 3,276,872         3,188,357
Deferred debt costs, net of accumulated amortization (Note 11 and 12)          598,966           613,782
Property and equipment, net of accumulated depreciation (Note 4)               189,659            85,951
Other assets                                                                    52,084             4,000
                                                                          ------------      ------------
                                                                          $ 47,630,860      $ 41,891,968
                                                                          ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                         $     92,108      $     19,274
 Accrued expenses and other liabilities (Notes 10)                             490,095           732,954
 Accrued interest                                                               91,988            67,663
 Current maturities of long-term debt (Note 11)                              1,245,721            51,138
                                                                          ------------      ------------

                  Total Current Liabilities                                  1,919,912           871,029
Deferred gain on sale (Note 8)                                                  43,333            83,333
Long-term debt, less current maturities (Note 11)                            2,972,349         1,028,470
9% Convertible subordinated debentures (Note 12)                            14,740,000        15,000,000
                                                                          ------------      ------------

                  Total Liabilities                                         19,675,594        16,982,832
                                                                          ------------      ------------

Series C convertible redeemable preferred stock,
     $1,000 stated value, 100,000 shares authorized;
     10,165 and 9,466 shares issued and outstanding
     (aggregate liquidation preference of $10,165,000
     and $9,466,000) at March 31, 1999 and 1998,
     respectively (Note 13)                                                  9,780,867         9,049,033
Series D convertible redeemable preferred stock,
     $1,000 stated value, 25,000 shares authorized;
     10,000 and zero shares issued and outstanding
     (aggregate liquidation preference of $10,000,000
     and zero) at March 31,1999 and 1998,
     respectively (Note 13)                                                 10,000,000                --

Stockholders' Equity (Notes 13, 14, 18 and 19):
     Common stock, $0.001 par value, 20,000,000 shares
        authorized in 1999 and 1998;  8,239,816 and 8,235,816
        shares issued at March 31,1999 and 1998, respectively                    8,240             8,236
     Additional paid-in capital                                             24,347,502        24,198,539
     Accumulated other comprehensive income                                         --           117,233
     Accumulated deficit ($14,405,252 of accumulated
        deficit eliminated in quasi-reorganization
        of October 1, 1994)                                                (14,922,313)       (8,463,905)
     Treasury stock, at cost, 292,200 and
        zero shares at March 31, 1999
        and 1998, respectively                                              (1,259,030)               --
                                                                          ------------      ------------

                  Total Stockholders' Equity                                 8,174,399        15,860,103

Commitments and contingencies (Note 25)
                                                                          $ 47,630,860      $ 41,891,968
                                                                          ============      ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                    Years Ended March 31, 1999, 1998 and 1997


                                                                                   1999                1998                1997
                                                                               -----------         -----------         -----------
Revenue:
 Water                                                                         $ 1,477,375         $   932,377         $   261,103
 Real estate                                                                       345,615           2,990,000           1,509,668
                                                                               -----------         -----------         -----------
                                                                                 1,822,990           3,922,377           1,770,771
                                                                               -----------         -----------         -----------
Cost of Revenue:
 Water                                                                           1,000,998             867,238              58,375
 Real estate                                                                       184,000           1,429,171             976,375
                                                                               -----------         -----------         -----------
                                                                                 1,184,998           2,296,409           1,034,750
                                                                               -----------         -----------         -----------
                   Gross Profit                                                    637,992           1,625,968             736,021
General and Administrative Expenses (Note 22)                                    5,805,192           5,645,559           2,946,252
                                                                               -----------         -----------         -----------
                   Operating Income (Loss)                                      (5,167,200)         (4,019,591)         (2,210,231)
                                                                               -----------         -----------         -----------
Other Income (Expenses):
 Interest income                                                                   878,878           1,155,606             322,460
 Interest expense                                                               (1,465,342)         (1,365,300)         (1,350,000)
 Loss from investment in limited liability company (Note 8)                             --            (307,623)           (856,921)
 Gain on sale of investment in limited liability company, net (Note 8)              40,000           2,455,860                  --
 Other (Note 21)                                                                   182,300             182,018              61,894
                                                                               -----------         -----------         -----------
                                                                                  (364,164)          2,120,561          (1,822,567)
                    Income (Loss) from Continuing
                       Operations Before Income Taxes                           (5,531,364)         (1,899,030)         (4,032,798)
Income Taxes (Note 17)                                                               3,200               2,400           1,102,400
                                                                               -----------         -----------         -----------
                    Income (Loss) from Continuing Operations                    (5,534,564)         (1,901,430)         (5,135,198)
Discontinued Operations (Note 15)                                                       --                  --            (257,276)
                                                                               -----------         -----------         -----------
                    Income (Loss) before extraordinary item                     (5,534,564)         (1,901,430)         (5,392,474)
Extraordinary income on extinguishment of debt,
 net of income taxes (Note 20)                                                      99,656                  --                  --
                                                                               -----------         -----------         -----------
                    Net Income (Loss)                                           (5,434,908)         (1,901,430)         (5,392,474)
Accretion of preferred stock to redemption value                                   (33,099)            (30,584)                 --
Preferred stock dividends                                                         (990,401)           (526,000)                 --
                                                                               -----------         -----------         -----------

                    Net Income (Loss) Applicable to Common Stockholders         (6,458,408)         (2,458,014)         (5,392,474)
Other Comprehensive Income (Loss), Net of Tax:
   Unrealized holding gains (losses) arising during period                        (303,853)            183,761             (25,007)
   Less: Reclassification adjustment - realized holding gains (losses)            (186,620)             38,488             (21,409)
                                                                               -----------         -----------         -----------
                                                                                  (117,233)            145,273              (3,598)
                                                                               -----------         -----------         -----------
                    Comprehensive Income (Loss)                                $(6,575,641)        $(2,312,741)        $(5,396,072)
                                                                               ===========         ===========         ===========

Basic and Diluted Net Income (Loss) per Common Share
  Applicable to Common Stockholders:

Continuing operations                                                          $      (.80)        $      (.30)        $      (.64)
Discontinued operations                                                                 --                  --                (.03)
                                                                               -----------         -----------         -----------
Income (loss) before extraordinary item                                               (.80)               (.30)               (.67)
Extraordinary income on extinguishment of debt, net                                   . 01                  --                  --
                                                                               -----------         -----------         -----------
                    Net Income (Loss) per Common Share
                       Applicable to Common Stockholders                       $      (.79)        $      (.30)        $      (.67)
                                                                               ===========         ===========         ===========



See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                    Years Ended March 31, 1999, 1998 and 1997



                                                                                                              Accumulated
                                                   Series B             Common Stock          Additional         Other
                                                   Preferred    -------------------------      Paid-In       Comprehensive
                                                     Stock       Shares         Amount         Capital       Income (Loss)
                                                 -----------    ---------     -----------    ------------    -------------
Balance at March 31, 1996                        $        --    8,068,486     $     8,068    $ 21,696,867     $   (24,442)

   Net loss                                               --           --              --              --              --
   Exercise of options                                    --        6,994               7          92,431              --
   Purchase of water rights with common
       stock                                              --       59,370              60         917,376              --
   Unrealized loss on investment securities               --           --              --              --          (3,598)
   Issuance of convertible preferred stock,
       net of offering costs of $192,483           3,807,517           --              --              --              --
   Purchase of common stock                               --          (54)             --            (717)             --
                                                 -----------    ---------     -----------    ------------     -----------

Balance at March 31, 1997
                                                   3,807,517    8,134,796           8,135      22,705,957         (28,040)

   Net loss                                               --           --              --              --              --
   Exercise of options                                    --       13,085              13         195,546              --
   Purchase of water rights with common  stock            --       88,238              88       1,162,056              --
   Unrealized gain on investment securities               --           --              --              --         145,273
   Exchange of convertible preferred stock                --           --              --              --              --
   Vesting of compensatory stock options          (3,807,517)          --              --         139,500              --
   Preferred dividends                                    --           --              --              --              --
   Accretion of preferred stock                           --           --              --              --              --
   Purchase of common stock                               --         (303)             --          (4,520)             --
                                                 -----------    ---------     -----------    ------------     -----------

Balance at March 31, 1998                                 --    8,235,816           8,236      24,198,539         117,233

   Net loss                                               --           --              --              --              --
   Exercise of options                                    --        4,000               4          26,996              --
   Unrealized loss on investment securities               --           --              --              --        (117,233)
   Vesting of compensatory stock options                  --           --              --         121,967              --
   Preferred dividends                                    --           --              --              --              --
   Accretion of preferred stock                           --           --              --              --              --
   Payments to acquire 292,200 shares of
       treasury stock                                     --           --              --              --              --
                                                 -----------    ---------     -----------    ------------     -----------
Balance at March 31, 1999                        $        --    8,239,816     $     8,240    $ 24,347,502     $        --
                                                 ===========    =========     ===========    ============     ===========




                                                                                          Total
                                                    Accumulated       Treasury        Stockholders'
                                                      Deficit           Stock            Equity
                                                    ------------     ------------     ------------
Balance at March 31, 1996                           $   (613,417)    $         --     $ 21,067,076

   Net loss                                           (5,392,474)              --       (5,392,474)
   Exercise of options                                        --               --           92,438
   Purchase of water rights with common
       stock                                                  --               --          917,436
   Unrealized loss on investment securities                   --               --           (3,598)
   Issuance of convertible preferred stock,
       net of offering costs of $192,483                      --               --        3,807,517
   Purchase of common stock                                   --               --             (717)
                                                    ------------     ------------     ------------

Balance at March 31, 1997
                                                      (6,005,891)              --       20,487,678

   Net loss                                           (1,901,430)              --       (1,901,430)
   Exercise of options                                        --               --          195,559
   Purchase of water rights with common  stock                --               --        1,162,144
   Unrealized gain on investment securities                   --               --          145,273
   Exchange of convertible preferred stock                    --               --       (3,807,517)
   Vesting of compensatory stock options                      --               --          139,500
   Preferred dividends                                  (526,000)              --         (526,000)
   Accretion of preferred stock                          (30,584)              --          (30,584)
   Purchase of common stock                                   --               --           (4,520)
                                                    ------------     ------------     ------------

Balance at March 31, 1998                             (8,463,905)              --       15,860,103

   Net loss                                           (5,434,908)              --       (5,434,908)
   Exercise of options                                        --               --           27,000
   Unrealized loss on investment securities                   --               --         (117,233)
   Vesting of compensatory stock options                      --               --          121,967
   Preferred dividends                                  (990,401)              --         (990,401)
   Accretion of preferred stock                          (33,099)              --          (33,099)
   Payments to acquire 292,200 shares of
   treasury stock                                             --       (1,259,030)      (1,259,030)
                                                    ------------     ------------     ------------
Balance at March 31, 1999                           $(14,922,313)    $ (1,259,030)    $  8,174,399
                                                    ============     ============     ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Years ended March 31, 1999, 1998 and 1997


                                                                           1999               1998              1997
                                                                       ------------       ------------       -----------
Cash Flows from Operating Activities:
  Net income (loss)                                                    $ (5,434,908)      $ (1,901,430)      $(5,392,474)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                           625,947            167,206           171,421
    Compensation expense on vesting of unexercised compensatory
      stock options                                                         121,967            139,500                --
    Compensation expense on cashless exercise of stock options                   --            195,559                --
    Gain on sale of investment in limited liability company                 (40,000)        (2,455,860)               --
    (Gain) loss on disposition of available-for-sale securities             186,620            (38,488)           21,409
    Extraordinary income on early extinguishment of debt                    (99,656)                --                --
    Allowance for water project costs                                     1,294,065                 --                --
    Loss on disposition of property and equipment                             1,982              3,738                --
    Loss on discount of notes receivable                                         --             12,431            12,729
    Deferred gain on sale of land                                                --                 --           104,832
    Loss on disposition of water rights                                          --            208,913                --
    Loss from investment in limited liability company                            --            307,623           856,921
    Loss on disposal of discontinued operations                                  --                 --           257,276
    Deferred income taxes                                                        --                 --         1,100,000
    Changes in assets and liabilities:
     (Increase) decrease in:
       Other current assets                                                (103,774)          (323,731)            7,438
       Land held for sale (including purchase from
          related party of $264,198 in Fiscal 1997)                        (544,950)         1,246,596           548,336
       Other assets                                                         (48,084)           153,306          (126,260)
     Increase (decrease) in:
       Accounts payable                                                      72,834           (113,717)         (183,022)
       Accrued expenses and other liabilities                              (242,859)            50,436           354,912
       Accrued interest                                                      24,325            (51,441)          (60,338)
                                                                       ------------       ------------       -----------
            Net cash used in operating activities                        (4,186,491)        (2,399,359)       (2,326,820)
                                                                       ------------       ------------       -----------

Cash Flows from Investing Activities:
  Proceeds from disposition of discontinued operations                           --            120,000            51,347
  Proceeds from sale of investment in limited liability company                  --         12,024,000                --
  Closing costs paid in conjunction with the sale of investment in
    limited liability company                                                    --            (60,242)               --
  Proceeds from issuance of notes receivable                                     --                 --          (659,500)
  Principal payments received on notes receivable                           215,292            625,353           865,172
  Purchase of property and equipment                                       (134,885)            (7,688)          (88,841)
  Purchase of available-for-sale securities                             (10,931,503)       (19,511,773)         (131,434)
  Sales of available-for-sale securities                                 13,019,387          5,635,323         1,888,258
  Sales of water rights                                                          --            600,000                --
  Additions to water rights                                              (1,189,062)          (222,487)         (459,722)
  Purchase of water rights                                               (3,278,630)        (2,288,306)          (42,564)
  Additions to other water assets                                          (271,151)           (33,686)          (36,504)
  Prepayment of leasing costs                                            (4,187,679)                --                --
                                                                       ------------       ------------       -----------
            Net cash provided by (used in) investing activities          (6,758,231)        (3,119,506)        1,386,212
                                                                       ------------       ------------       -----------

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                    Years ended March 31, 1999, 1998 and 1997


                                                                         1999              1998              1997
                                                                     ------------       -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                                          3,560,000                --                --
  Net proceeds from exercise of options                                    27,000                --            92,438
  Payment of deferred debt costs                                          (84,900)               --                --
  Proceeds from issuance of  Series B convertible preferred stock              --                --         4,000,000
  Proceeds from issuance of redeemable preferred stock                 10,000,000         5,000,000                --
  Payment of private placement costs                                           --          (255,212)         (192,483)
  Purchase of convertible subordinated debentures                        (151,006)               --                --
  Preferred stock dividends                                              (291,666)          (59,856)               --
  Purchase of common stock                                             (1,259,030)           (4,520)             (717)
  Principal payments on long-term debt                                   (421,538)       (1,878,567)         (477,505)
                                                                     ------------       -----------       -----------

                    Net cash provided by financing activities          11,378,860         2,801,845         3,421,733
                                                                     ------------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                      434,138        (2,717,020)        2,481,125

Cash and Cash Equivalents, beginning of year                              304,988         3,022,008           540,883
                                                                     ------------       -----------       -----------

Cash and Cash Equivalents, end of year                               $    739,126       $   304,988       $ 3,022,008
                                                                     ============       ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES:

        Description of Business

        Western Water Company and subsidiaries (the "Company") identify, acquire, develop, sell and lease water and water rights in the western United States. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the acquisition and development of water rights and the sale or lease of its water. Although the Company has sold or leased certain of those water rights to municipalities and other users, the Company to date has derived most of its revenue from the sale of real estate that was acquired for its water rights, and from assisting unaffiliated owners of water rights in obtaining revenue from their water rights.

        Principles of Consolidation

        The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest. All intercompany balances and transactions have been eliminated in consolidation.

        Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Investment in Available-for-Sale Securities

        The Company currently invests in only high quality, short-term investments which it classifies as available-for-sale. Since the investments are short-term and are generally allowed to mature, realized gains and losses resulting from these investments are minimal. These securities were recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities were excluded from earnings from continuing operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on an average cost basis.

        Allowance for Loan Losses

        The Company provides for valuation allowances for loans receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 1999 and 1998, no allowance for loan losses has been provided since the Company's management believes that the value of the collateral is in excess of the total of past due notes receivable.

        Land Held for Sale

        Land held for sale is carried at the lower of the carrying amount or fair value less costs to sell. The basis of the properties includes the allocation of original purchase price, direct development costs and an adjustment as a result of the quasi-reorganization (see Note 18). Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. Real estate operating revenues include proceeds from the sale of land.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Water Rights

        Water rights consist of various water interests acquired directly or through the acquisition of real estate properties. Water rights are stated at the lower of the carrying amount or fair value and consist of an allocation of the original purchase price between water rights and real estate properties based on their relative fair values, plus other direct development and acquisition costs and an adjustment as a result of the quasi-reorganization (see Note 18). Due to the limited number of comparable sales of water rights, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of water rights.

        Costs are allocated to water rights by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights. In addition, interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 1999, 1998 and 1997 was $82,565, $184,729, and $285,429, respectively.

        The Company capitalizes costs directly relating to water projects under development that are considered probable. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these capitalized water project costs, based primarily upon the Company's historical experience with similar projects.

        Prepaid leasing costs

        Prepaid leasing costs are lease payments or other development costs incurred directly in connection with water rights leased by the Company that are considered probable of providing a benefit to the Company in future periods. Effective July 1, 1998, the Company adopted a policy of providing an allowance for certain prepaid leasing costs in which the Company has not entered into a related water contract to sell such leased water, based primarily upon the Company's historical experience with similar projects. Upon the execution of a contract to sell such leased water to a customer, the Company amortizes the prepaid leasing costs over the life of the water sales contract using the straight-line method.

        Other Water Assets

        Other water assets primarily represent the Company's right to receive
        3.7398 percent of payments made over a 100-year period commencing July 1, 1989, with respect to sales of water by a non-affiliated third party to the Cucamonga County Water District. These rights are being amortized using the straight-line method over a 40-year period. The accumulated amortization as of March 31, 1999 and 1998 was $349,124 and $290,800, respectively. Other water assets also include the Company's investment in shares of certain Southern California mutual water companies. The investment is carried at cost plus the Company's proportionate share of capital assessments by the mutual water companies. In addition, included in other water assets is the Company's investment in water storage projects. The Company capitalizes costs directly related to water storage projects under development that are considered probable of providing a benefit to the Company in future periods. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these water storage project costs based primarily upon the Company's historical experience with similar projects. As of March 31, 1999, an allowance of $124,312 is recorded as a reduction to other water assets on the balance sheet.

        Investment in Limited Liability Company

        The Company accounted for its investment in the limited liability company under the equity method. Accordingly, income or losses were recorded in proportion to the Company's ownership interest. Intercompany profits and losses were eliminated. The Company's investment in and investment loss from the limited liability company were based on the results of the limited liability company's years ended 90 days prior to the Company's years end.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Deferred Debt Costs

        Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

        Property and Equipment

        Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $29,195, $26,993 and $30,841, for the years ended March 31, 1999, 1998 and 1997, respectively.


        Stock Option Plan

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

        Revenue Recognition - Water

        Water revenue is recorded when realizable and earned. Revenue from long-term water sales contracts with non-cancelable, fixed rate increases are recognized on a straight-line basis over the contractual period of the water sale.

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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Comprehensive Income

        On April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. As it relates to the Company, comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive income Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        Income (Loss) Per Share

        In April 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements.

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders is adjusted in Fiscal 1999 to include the Series D Convertible Redeemable Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $990,401 and accretion of $33,099. Net income available to common stockholders is adjusted for Fiscal 1998 to include the Series B Convertible Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $526,000 and accretion of $30,584.

        Diluted net income per share is computed by dividing the amount of net income for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The weighted average shares used for basic and diluted EPS computation were 8,186,772, 8,213,747 and 8,088,089 shares for the years ended March 31,
        1999, 1998 and 1997, respectively.

        Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $5.25-$21.00, $5.44-$18.70 and $5.44-$18.70 in fiscal years ended March 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

                                       1999           1998           1997
                                     ---------      ---------      -------
                Stock options        1,689,876      1,095,066      857,000

        Warrants to purchase 98,000 shares of common stock at $17.50 per share were not included in the computation of diluted earnings per share for the years ended March 31, 1999, 1998 and 1997 as their effect would have been antidilutive.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Convertible debentures, Series C redeemable preferred stock, Series D redeemable preferred stock and Series B preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62, $8.99 and $16.62 per share, respectively, were not included in the computation of diluted earnings per share for the years ended March 31, 1999, 1998 and 1997 as their effect would have been antidilutive:

                                                    1999         1998         1997
                                                 ---------      -------      -------
        Convertible debentures                     929,382      945,763      945,763
        Series C redeemable preferred stock        611,593      569,551           --
        Series D redeemable preferred stock      1,112,347           --           --
        Series B preferred stock                        --           --      240,672


        Segment Reporting

        On April 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See
        Note 24 for segment disclosures.

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

NOTE 2. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES:

        The amortized cost, gross unrealized gains and losses and market value of available-for-sale securities at March 31, 1999 and 1998 are as follows:

                                                                1999
                                         ----------------------------------------------------
                                                            Gross      Gross
                                          Amortized      Unrealized  Unrealized      Market
                                            Cost            Gain       Loses         Value
                                         -----------     ----------  ----------   -----------
        Certificate of Deposit           $ 1,000,850        $   --     $   --     $ 1,000,850
        Commercial Paper                   7,813,898            --         --       7,813,898
        Corporate Bonds                    2,830,518            --         --       2,830,518
        US Government Agency Note          2,416,144            --         --       2,416,144
                                         -----------        ------     ------     -----------

        Total                            $14,061,410        $   --     $   --     $14,061,410
                                         ===========        ======     ======     ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 2. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (CONTINUED):


                                                                1998
                                         ----------------------------------------------------
                                                              Gross       Gross       Approximate
                                          Amortized        Unrealized   Unrealized      Market
                                             Cost             Gain        Loses         Value
                                         -----------       ----------   ----------    -----------
        Certificate of Deposit           $ 1,000,000        $     --        $  --     $ 1,000,000
        Commercial Paper                  12,308,723              --           --      12,308,723
        Corporate Bonds                      998,750              --           --         998,750
        US Government Agency Note            946,350              --           --         946,350
        Common Stock                       1,082,091         117,233           --       1,199,324
                                         -----------        --------        -----     -----------

        Total                            $16,335,914        $117,233        $  --     $16,453,147
                                         ===========        ========        =====     ===========


        Proceeds from the sales of available-for-sale securities were $13,019,387, $5,635,323 and $1,888,258 for the years ended March 31,
        1999, 1998 and 1997, respectively. Results from the sale of available-for-sale securities was a $186,620 gross loss for the year ended March 31, 1999, a $51,201 gross gain and a $12,713 gross loss for the year ended March 31, 1998, and a $21,409 gross loss for the year ended March 31, 1997.

NOTE 3. NOTES RECEIVABLE:

        Notes receivable arise from the retail land sales of undeveloped land in Cherry Creek Basin, Colorado and from the sale of non-retail farm property in Yuba County, California. The notes receivable bear interest at rates ranging from 8% to 10%, with a weighted average of 8.7%. Terms of these notes generally require level payments of principal and interest over periods of five to 20 years. The notes are secured by the lots sold. During the year ended March 31, 1998, the Company foreclosed on a note received in connection with land it sold in March 1997. The Company recorded the foreclosed land at $128,352, which represents the lower of the carrying value of the note receivable or the fair market value of the land. The carrying value of the note receivable was comprised of the principal balance of the note receivable ($234,244), accrued interest ($36,452) and legal fees ($5,108) less the deferred profit from the prior year's sale ($147,452).

        Aggregate maturities due on notes receivable at March 31, 1999 are as follows:

                         Non-Retail         Retail
                         Land Sales       Land Sales           Total
                         ----------       ----------        ----------
        2000              $147,740        $   69,172        $  216,912
        2001                97,478            74,143           171,621
        2002                99,424           218,805           318,229
        2003                69,673            70,619           140,292
        2004                    --            63,179            63,179
        Thereafter              --           476,170           476,170
                          --------        ----------        ----------
                          $414,315        $  972,088        $1,386,403
                          ========        ==========        ==========

NOT NOTE 4. PROPERTY AND EQUIPMENT:

        Property and equipment at March 31, 1999 and 1998 consists of:

                                                1999              1998
                                             ---------         ---------
        Land                                 $   2,952         $   2,952
        Equipment                              256,158           123,750
                                             ---------         ---------
                                               259,110           126,702
        Less accumulated depreciation          (69,451)          (40,751)
                                             ---------         ---------
                                             $ 189,659         $  85,951
                                             =========         =========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 5.LAND HELD FOR SALE:

        Land held for sale at March 31, 1999 and 1998 consists of the following:

                                                                             1999              1998
                                                                         ----------        ----------
        Cherry Creek Basin, Colorado                                     $  703,256        $  831,609
        San Bernardino County, California                                   721,481                --
        Rice farms and ranches, Yuba and Glenn County, California         3,080,490         3,128,668
                                                                         ----------        ----------
                                                                         $4,505,227        $3,960,277
                                                                         ==========        ==========

NOTE 6. WATER RIGHTS:

        Water rights held at March 31, 1999 and 1998 consists of the following:

                                                                             1999                1998
                                                                         ------------         -----------
        Cherry Creek Basin, Colorado                                     $ 10,684,807         $10,465,244
        Los Angeles County, California                                      4,428,788           4,419,805
        San Bernardino County, California                                   3,326,617                  --
        Rice farms and ranches, Yuba and Glenn County, California             280,798             280,798
        Inyo County, California                                             1,011,392              96,539
        Miscellaneous                                                              --               2,324
                                                                         ------------         -----------
                                                                           19,732,402          15,264,710
         Less: Allowance for project costs                                 (1,015,883)                 --
                                                                         ------------         -----------
                                                                         $ 18,716,519         $15,264,710
                                                                         ============         ===========


        During the year ended March 31, 1998, the Company purchased the water rights to 1,152 acre-feet of water in Los Angeles County, California. The purchase price of $3,450,450 was paid in cash and through the issuance of shares of the Company's common stock. Of the total purchase price, $1,280,000 was satisfied through the issuance of 88,238 shares of the Company's common stock. The Company guaranteed the price of its stock, within a range, and subsequently paid cash of $117,856 in full satisfaction of the guarantee. The common stock issued was recorded at the purchase price less the amount of the guarantee payment.

NOTE 7. PREPAID LEASING COSTS:

        On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("Inglewood"). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood will pay $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District of Southern California's ("MWD") rate for water, as defined. For the year ended March 31, 1999, the Company recognized revenue of $641,330 from the agreement with Inglewood.

        In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease during the year ended March 31, 1999. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 7. PREPAID LEASING COSTS (CONTINUED):

        In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company ("Natomas") pursuant to which Natomas agreed, subject to certain conditions still to be satisfied, to transfer to the Company the temporary use of up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999. Up to 18,000 acre-feet of the water will be reserved by the Company for resale and delivery to end-users in and/or north of the Sacramento-San Joaquin Delta (the "Delta"). A minimum of approximately 12,000 acre-feet of the water will be conveyed through the California Department of Water Resources ("DWR") and/or the U.S. Bureau of Reclamation facilities for resale and delivery to end-users south of the Delta or for temporary storage south of the Delta. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company will also pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser.

        As of March 31, 1999 and 1998, the allowance for prepaid leasing costs was $153,870 and zero, respectively. Accumulated amortization as of March 31, 1999 and 1998 was $435,920 and zero, respectively.

NOTE 8. INVESTMENT IN LIMITED LIABILITY COMPANY:

        In October 1995, the Company and a joint venture comprised of The Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"), an affiliate of Morgan Stanley Group, and two affiliates of Morgan Stanley (collectively, "Western Land Joint Venture") formed Nevada Land and Resource Company, LLC, a Delaware limited liability company ("Nevada LLC") which was owned 35.3% by the Company and 64.7% by Western Land Joint Venture. Nevada LLC acquired approximately 1,400,000 acres of land and related water rights in the state of Nevada. The Company's $12,000,000 investment in Nevada LLC was funded with the proceeds from the sale of 9% Convertible Subordinated Debentures.

        On April 23, 1997, the Company sold its interest in Nevada LLC to Global Equity Corporation ("Global") for $13,360,000, of which $12,024,000 was received in cash and $1,336,000 was received in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of Global. During the year ended March 31, 1998, the Company sold 147,300 Global shares at a gain of $51,201. As of March 31, 1998, the Global shares were valued at $1,199,324 and classified as "Investment in available-for-sale securities" on the balance sheet. During the year ended March 31, 1999, Global was acquired by PICO Holdings, Inc. ("PICO"). Also during the year ended March 31, 1999, the Company sold its entire holdings in PICO, realizing a loss of $186,620. The Company realized proceeds of $1,222,695 from the sale of the 723,911 shares. In connection with the sale of the Company's interest in the Nevada LLC, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and Western Land Joint Venture. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to the Nevada LLC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of the Nevada LLC or refinancing of the Nevada LLC or other revenues derived from the disposition of Nevada LLC by Global after they both recoup their investment in the Nevada LLC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. In addition, the Western Land JV has agreed to provide the Company with a three-year right of first offer to review all Western Land JV's water investment opportunities in the Western United States. The Nevada LLC is contesting Western Agua L.P.'s right to the interest in the net proceeds, and Western Agua has commenced legal action against the Nevada LLC to affirm its position.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 8. INVESTMENT IN LIMITED LIABILITY COMPANY (CONTINUED):

        The following information reflects operations of the Nevada LLC for the period from January 1, 1997 through April 23, 1997 (date of sale) and for the year ended December 31, 1996:


                                                 For the period        Year ended
                                               January 1 through      December 31,
                                                 April 23, 1997           1996
                                               -----------------      ------------
        Net operating revenues                     $   533,000         $ 2,540,000
        General and administrative expenses          1,404,000           4,968,000
                                                   -----------         -----------

        Net loss                                   $  (871,000)        $(2,428,000)
                                                   ===========         ===========

        Company's share of net loss                $  (307,623)        $  (856,921)
                                                   ===========         ===========

        As a result of the sale of the Company's interest in the Nevada LLC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. During Fiscal 1999 and 1998, $40,000 and $36,667, respectively, of the deferred gain was realized.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash and cash equivalents, other current assets, accounts payable, accrued expenses and other liabilities, and accrued interest are reasonable estimates of their fair values due to the short-term nature of those instruments.

        The carrying amount of the notes receivable is a reasonable estimate of fair value based on management's belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

        The carrying amount of the long-term debt and debentures is a reasonable estimate of fair value based on management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments.

NOTE 10. ACCRUED EXPENSES AND OTHER LIABILITIES:

        Accrued expenses at March 31, 1999 and 1998 consists of the following:

                                              1999              1998
                                            --------          --------
        Severance                           $     --          $312,654
        Consulting and engineering           100,985           141,011
        Professional fees                     99,925            77,676
        Printing costs                        73,451            73,614
        Vacation                              80,147            46,104
        Other                                135,587            81,895
                                            --------          --------
                                            $490,095          $732,954
                                            ========          ========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 11. LONG-TERM DEBT:

        Long-term debt at March 31, 1999 and 1998 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, and the rice farms and ranches in Yuba and Glenn County, California and the financing of the lump-sum payment to the City of Inglewood related to the pumping rights lease (see Note 7):

                                                                                     1999                1998
                                                                                 -----------         -----------
        Water leasing program

        Five-year amortizing term loan beginning September 30, 1998. The loan accrues interest at the bank's Reference Rate, as defined, or LIBOR (capped at 6%) plus 1.5%, and is payable quarterly, or sooner, at the Company's option. Principal is payable quarterly, at the following annual rate based on the loan year of October 1 through September 30: Year 1, $560,000; Year 2, $628,000;
        Year 3, $708,000; Year 4, $790,000; Year 5, $874,000                     $ 3,280,000         $        --

        Cherry Creek Basin

        Mortgage note payable bearing interest at 8%.  Principal and interest are payable in annual installments of $14,307 Balance is due December 2002.  At maturity, a balloon payment of $47,386 plus
        any accrued interest is due                                                   74,487              82,217

        Rice farms and ranches

        Mortgage note payable bearing interest at 9% Principal and interest are payable in annual installments of $39,786. Balance is
        due July 2007                                                                238,529             255,335


        Mortgage note payable bearing interest at 8% Principal and interest are due in annual installments of $72,632.  Balance is due June 1999.  At maturity, a balloon payment of $625,054 plus
        any accrued interest is due                                                  625,054             646,006


        Mortgage note payable bearing interest at prime rate plus
        2%. The loan was repaid during the year ended March 31, 1999                      --              96,050
                                                                                 -----------         -----------
                                                                                   4,218,070           1,079,608
        Less current maturities of long-term obligations                          (1,245,721)            (51,138)
                                                                                 -----------         -----------

                                                                                 $ 2,972,349         $ 1,028,470
                                                                                 ===========         ===========

        Each of the notes payable above are collateralized by the related individual property. As of March 31, 1999, the related carrying value of the collateral for notes payable was $6,788,224.

        During the year ended March 31, 1999, the Company incurred $84,900 of deferred debt costs related to the five-year amortizing term loan. Amortization expense on the deferred debt costs totaled $8,490 for the year ended March 31, 1999. Accumulated amortization as of March 31, 1999 was $8,490.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 11. LONG-TERM DEBT (CONTINUED):

        Aggregate maturities required on long-term debt at March 31, 1999 are as follows:

        2000                                          $1,245,721
        2001                                             696,983
        2002                                             780,502
        2003                                             903,109
        2004                                             462,858
        Thereafter                                       128,897
                                                      ----------
                                                      $4,218,070
                                                      ==========

NOTE 12. 9% CONVERTIBLE SUBORDINATED DEBENTURES:

        On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the "Debentures"), due in 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

        The Debentures are initially convertible into 945,763 shares of the Company's common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. During the year ended March 31, 1999, the Company repurchased $260,000 of its Debentures for $151,006. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $14,193 and $4,856, respectively. Amortization expense on the deferred debt costs was $81,888 for the years ended March 31, 1999 and 1998. Accumulated amortization as of March 31, 1999 and 1998 was $282,120 and $205,088, respectively.

NOTE 13. PREFERRED STOCK:

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

        The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 13. PREFERRED STOCK (CONTINUED):

        entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. In the event that the Company is in default in the payment of two or more semi-annual dividends, the holders of the Series C Preferred Stock would have the right, voting as a class, to elect a majority of the directors of the Company, and the holders of the common stock would have the right to elect the remaining directors. The right of the holders to elect a majority of the directors of the Company would continue until dividends are paid for at least two consecutive semi-annual periods, after which the right to elect directors shall revert to the common stock and the Series C Preferred Stock, voting as a single class. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter all dividend payments made with respect to the Series C Preferred Stock are payable in cash. On July 15, 1997, the Company paid dividends of $151,952 to the Series C Preferred Stockholders of which $40,261 was paid in cash and $111,691 was paid through the issuance of 112 shares of Series C Preferred Stock. In addition, the Company paid dividends of $42,904 to the Series C Preferred Stockholders related to the Series B Preferred Stock (owned prior to its conversion on April 21, 1997), of which $19,595 was paid in cash and $23,309 was paid through the issuance of 23 shares of Series C Preferred Stock. On January 15, 1998, July 15, 1998 and January 15, 1999 the Company paid dividends which totaled $1,029,879 for the three payments, all of which was paid through the issuance of 1,029 shares of Series C Preferred Stock.

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

        Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of shares of the Series C Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem for cash, out of funds legally available, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of shares of Series C Preferred Stock may, from time to time thereafter, at such holder's option, cause the Company to redeem for cash, out of funds legally available, some or all of such holder's shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

        The Series C Preferred Stock has a preference in liquidation over the holders of common stock of $1,000 per share plus accrued and unpaid dividends.

        On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S.A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share (the "Conversion Price") and is subject to adjustment in certain events to prevent dilution. Agbar has also agreed to make up to three subsequent $5,000,000 purchases of Series D Preferred Stock to fund capital expenditures of the Company for water projects which Agbar approves, through October 2000 (which can be extended to four years by mutual agreement).

        Commencing on October 1, 2007 and continuing through September 30, 2008, each holder of the Series D Preferred Stock may, from time to time during such period, at such holder's option, cause the Company to redeem up to one-half of the shares of Series D Preferred Stock held by such holder on October 1, 2007 for cash, out of funds legally available. Commencing on October 1, 2008, each holder of shares of Series D Preferred Stock may, from time to time thereafter, at

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 13. PREFERRED STOCK (CONTINUED):

        such holder's option, cause the Company to redeem for cash, out of funds legally available therefore, some or all of such holder's shares of Series D Preferred Stock. The redemption price for each share of Series D Preferred Stock will be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

        In the event of any liquidation or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive an amount equal to $1,000 per share plus all declared but unpaid dividends on the Series D Preferred Stock. The liquidation rights granted to the holders of Series D Preferred Stock will be at a rate equal to the liquidation rights granted to the holders of Series C Preferred Stock and senior to the liquidation rights of any other shares of capital stock of the Company. A merger, consolidation, sale of assets or other transaction in which control of the Company is transferred will be treated as a liquidation for the purpose of the Agbar agreement unless holders of more than 50% of the shares of Series D Preferred Stock otherwise agree.

        The shares of the Series D Preferred Stock are not redeemable by the Company prior to the later of (i) October 15, 2001 or (ii) the termination of any obligation that the purchaser of the initial 10,000 shares has to purchase additional shares of Series D Preferred Stock upon satisfaction of all conditions to any such obligation. Commencing on the later of such dates, shares of the Series D Preferred Stock may be redeemed, in whole or in part at any time at the option of the Company by resolution of its Board of Directors, for a cash redemption price equal to the total of (i) all accrued but unpaid dividends with respect to the shares of Series D Preferred Stock being redeemed plus
        (ii) an amount equal to the liquidation preference for the shares of Series D Preferred Stock being redeemed, at the date of such redemption, multiplied by a percentage, as defined.

        Notwithstanding the foregoing, the Company may not redeem any shares of the Series D Preferred Stock unless the common stock has had a trading price, as defined, of not less than 150% of the Conversion Price for 20 consecutive trading days prior to the Company giving notice to the holders thereof. In addition, the Company shall not have the right to redeem more than 9,000 of the initial 10,000 shares without the consent of the holders of the initial 10,000 shares so long as the shares of Series C Preferred Stock are not subject to redemption at the option of the Company, and any such redemption of shares of Series D Preferred Stock at the option of the Company shall be done on a pro rata basis with a redemption of shares of Series C Preferred Stock. The limitation on the number of shares that can be redeemed by the Company if the trading price, as defined, condition has been met, as set forth in the preceding sentence, shall only apply to the initial 10,000 shares and not to any of the other 15,000 shares of Series D Preferred Stock that may be issued after the issuance of the initial 10,000 shares. In case of the redemption of only a part of the outstanding shares of Series D Preferred Stock, the shares so to be redeemed shall be selected pro rata.

NOTE 14. TREASURY STOCK PURCHASE PROGRAM:

        In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the year ended March 31, 1999, the Company repurchased 292,200 shares of common stock at a cost of $1,259,030. The purchase of treasury shares was recorded using the cost method.

NOTE 15. DISCONTINUED OPERATIONS:

        During the fourth quarter of fiscal year 1993, the Company adopted a formal plan to discontinue the silica plant business. As of October 1994, the Board of Directors determined it was in the best interest of the Company to alter its plan for disposing of the discontinued silica operations. Under the revised plan, the Company decided to liquidate the silica plant assets rather than sell the entire operation as a unit. Accordingly, the silica plant business is reported as a discontinued operation for the years ended March 31, 1997.

        During the fiscal year ended March 31, 1997, the Company provided for additional losses on disposal of the discontinued operation of $257,276. The change in the provision during the year ended March 31, 1997 was primarily due to lower than anticipated sales proceeds from the disposal of the discontinued operation. During the fiscal year ended March 31, 1997, actual loss from the operations of the discontinued operation were $(47,427). During the year ended March 31, 1998, the liquidation was completed.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 16. RELATED PARTY TRANSACTION:

        On April 2, 1996, the Company repurchased land previously sold in 1994 from a stockholder of the Company. The land was purchased for $264,198.

NOTE 17. INCOME TAXES:

        Total income taxes for the years ended March 31, 1999, 1998 and 1997 were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:


                                                           Current           Deferred            Total
                                                          ----------        ----------        ----------
        Year ended March 31, 1999:
           State                                          $    3,200        $       --        $    3,200
                                                          ==========        ==========        ==========

        Year ended March 31, 1998:
           State                                          $    2,400        $       --        $    2,400
                                                          ==========        ==========        ==========

        Year ended March 31, 1997:
           Adjustment of the beginning-of-the-year
             valuation allowance                          $       --        $1,100,000        $1,100,000
           State                                               2,400                --             2,400
                                                          ----------        ----------        ----------
                                                          $    2,400        $1,100,000        $1,102,400
                                                          ==========        ==========        ==========

        Income tax expense attributable to income (loss) from continuing operations was $3,200, $2,400, and $1,102,400, for the years ended March 31, 1999, 1998 and 1997, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:


                                                                           1999                1998                1997
                                                                       -----------         -----------         -----------
        Computed "expected" income tax expense (benefit)               $(1,847,900)        $  (646,500)        $(1,411,000)
        Change in the beginning-of-the-year
            balance of the valuation allowance for deferred
            tax assets allocated to income tax expense                          --                  --           1,100,000
        Depreciation and amortization of property and equipment                 --            (326,800)           (231,000)
        Accrued expenses                                                        --             118,200              11,400
        Cost of sale related to quasi-reorganization                            --              68,300              20,000
        NOL carryforward                                                 1,853,000             791,200           1,610,600
        Other                                                               (5,100)             (4,400)                 --
        State income taxes                                                   3,200               2,400               2,400
                                                                       -----------         -----------         -----------

                                                                       $     3,200         $     2,400         $ 1,102,400
                                                                       ===========         ===========         ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 17. INCOME TAXES (CONTINUED):

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are presented below.

                                                                       1999                1998
                                                                   -----------         -----------
        Deferred tax assets:
           Allowance for water projects                            $   518,000         $        --
           Property and equipment                                      342,000             933,000
           Net operating loss carryforwards                          8,841,000           7,282,000
                                                                   -----------         -----------
        Total gross deferred tax assets                              9,701,000           8,215,000
        Less valuation allowance                                     9,447,000          (7,594,000)
                                                                   -----------         -----------
        Net deferred tax assets                                        254,000             621,000
                                                                   -----------         -----------
        Deferred tax liabilities:
           Land held for sale and water rights, principally
             due to differences in capitalized interest               (254,000)           (498,000)
           Water sales fees                                                 --            (123,000)
                                                                   -----------         -----------
        Total gross deferred tax liabilities                          (254,000)           (621,000)
                                                                   -----------         -----------
        Net deferred tax asset                                     $        --         $        --
                                                                   ===========         ===========

        The valuation allowance for deferred tax assets as of April 1, 1998 and 1997 was $7,594,000 and $6,574,000, respectively. The net change in the total valuation allowance for the years ended March 31, 1999 and 1998 was an increase of $1,853,000 and $1,020,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the years ended March 31, 1999, 1998 and 1997, the valuation allowance was increased as a result of the current year's net operating loss carryforward. In addition, during the year ended March 31, 1997, the sale of the Company's interest in the Nevada LLC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance.

        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 1999 and 1998. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carryforward period change (see Note 18).

        At March 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:

        2001                                        $   800,000
        2002                                          1,200,000
        2004                                            900,000
        2005                                            400,000
        2006                                          2,000,000
        2007                                          1,600,000
        2008                                          1,800,000
        2009                                            400,000
        2010                                          1,300,000
        2011                                          1,800,000
        2012                                          4,900,000
        2018                                          2,400,000
        2019                                          4,300,000
                                                    -----------
                                                    $23,800,000
                                                    ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 17. INCOME TAXES (CONTINUED):

        In addition, the Company has investment tax credit carryforwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, through March 31, 2001.

NOTE 18. QUASI-REORGANIZATION:

        The Company's Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company's stockholders in March, 1995, and accordingly, the assets and liabilities have been restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operation, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carryforwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital. Accordingly, the $135,000 increase to the deferred tax asset for the year ended March 31, 1996 was offset by an equal increase to paid-in capital.

NOTE 19. STOCK OPTIONS AND WARRANTS:

        Under the Company's 1997, 1993 and 1990 stock option plans (the "Plans"), the Company may grant options to purchase up to 2,600,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. Effective with the approval of the stockholders at the September 15, 1998 annual meeting, the number of shares of common stock reserved for issuance under the Company's 1997 Stock Option Plan increased from 600,000 to 1,400,000. Stock options are generally granted at an exercise price no less than fair value on the date of grant. Options available to be granted at March 31, 1999, 1998 and 1997 were 607,000, 442,668 and 105,334, respectively.

        The per share weighted-average fair value of stock options granted during the years ended March 31, 1999, 1998 and 1997 was $4.60, $3.72 and $6.76, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
        Year ended March 31, 1999 - Expected dividend yield of zero, expected volatility of .5832, risk-free interest rates ranging from 4.49% to 5.68%, and an expected life of 5 years. Year ended March 31, 1998 - Expected dividend yield of zero, expected volatility of .384, risk-free interest rates ranging from 5.72% to 6.55%, and an expected life of 5 years; Year ended March 31, 1997 - Expected dividend yield of zero, expected volatility of .5156, risk-free interest rates ranging from 6.10% to 6.12%, and an expected life of 5 years.

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, in Fiscal 1999 and 1998 compensation expense of $121,967 and $139,500, respectively, has been recognized in conjunction with the vesting of unexercised stock options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123 the Company's net loss and basic and diluted loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below:

                                                               Fiscal         Fiscal         Fiscal
                                                                1999           1998            1997
                                                             ----------     ----------      ----------
        Net Loss:                   As reported              $6,458,408     $2,458,014      $5,392,474
                                    Pro forma                 7,669,176      5,439,135       6,241,670

        Basic and diluted
           loss per share:          As reported              $      .79     $      .30      $      .67
                                    Pro forma                       .94            .66             .77

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 19. STOCK OPTIONS AND WARRANTS (CONTINUED):

        Pro forma net loss and loss per share reflect only options granted during the years ended March 31, 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options vesting period of one to five years and compensation cost for options granted prior to April 1, 1995 is not considered.

        Effective March 16, 1999, the Company granted 20,000 stock options at $5.75 which are not covered under existing plans.

        Stock option activity during the periods indicated is as follows:

                                           Number of      Weighted-Average
                                             Shares        Exercise Price
                                           ---------      -----------------
        Balance at March 31, 1996            440,000         $   10.62

               Granted                       440,000             15.84
               Exercised                      (7,666)            14.03
               Forfeited                     (15,334)            17.18
                                           ---------

        Balance at March 31, 1997            857,000             13.15

               Granted                       722,000             10.53
               Exercised                     (24,600)             6.97
               Cancelled/forfeited          (459,334)            14.92
                                           ---------
        Balance at March 31, 1998          1,095,066             10.82

               Granted                     1,300,000             15.21
               Exercised                      (4,000)             6.75
               Cancelled/forfeited          (701,190)            12.02
                                           ---------

        Balance at March 31, 1999          1,689,876             13.71
                                           =========


        At March 31, 1999 and 1998, the exercise prices of outstanding options ranged from $5.25-$21.00 and $5.44-$18.70, respectively, and the weighted-average remaining contractual life of outstanding options was
        8.2 years and 6.1 years, respectively.

        At March 31, 1999 and 1998, the number of options exercisable was 447,882 and 725,062, respectively, and the weighted-average exercise price of those options was $11.00 and $11.74, respectively.

        During the year ended March 31, 1996, the Company granted warrants to purchase a total of 98,000 shares of common stock at $17.50 per share in consideration for services provided by unrelated third parties. The warrants expire in September and October, 1999. No warrants were exercised during the years ended March 31, 1999, 1998 and 1997.

        On March 6, 1998, the Company reduced the exercise prices on 396,000 previously awarded options. The exercise prices, which originally ranged from $13.50-$18.18, were reduced to $9.50 which was the market price of the Company's common stock on the date of modification. Subsequent to Fiscal 1998, the Company rescinded the repricing on 285,000 of the options effective March 6, 1998.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 20. EXTRAORDINARY INCOME:

        During the year ended March 31, 1999, the Company repurchased $260,000 of its 9% Convertible Subordinated Debenture for $151,006. After reducing related deferred debt costs of $9,337, net of accumulated amortization of $4,856, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $99,656.

NOTE 21. OTHER INCOME:

        On June 30, 1998, the Company entered into an agreement with two of its former officers to sell its 40% interest in an option (the "IWT Option") to purchase certain outstanding shares of Integrated Water Technologies, Inc., an unaffiliated water consulting company. In exchange, one former officer agreed to the cancellation of 56,858 stock options to purchase Company common stock at $5.4375, and additional options to purchase 296,000 shares of the Company stock by these two former officers were cancelled. In addition, the Company's obligation to pay $290,637 of the remaining severance costs recorded in the prior fiscal year ended March 31, 1998 to one of the former officers, was cancelled as of May 15, 1998. Accordingly, the sale of the IWT Option resulted in the Company recognizing other income of $290,637 for the year ended March 31, 1999.

NOTE 22. GENERAL AND ADMINISTRATIVE:

        General and administrative expenses for the years ended March 31, 1999, 1998 and 1997 consist of the following:

                                                    1999              1998              1997
                                                 ----------        ----------        ----------
        Payroll and related costs                $1,989,138        $2,596,407        $1,081,574
        Legal and accounting                        576,055           760,057           357,710
        Consulting and engineering                  912,050           623,385           364,423
        Travel                                      159,955           127,517           173,978
        Allowance for water project costs         1,294,065                --                --
        Other corporate                             873,929         1,538,193           968,567
                                                 ----------        ----------        ----------
                                                 $5,805,192        $5,645,559        $2,946,252
                                                 ==========        ==========        ==========

NOTE 23. EMPLOYEE BENEFIT PLAN:

        The Company has a 401(k) Plan for all employees. This plan contains no eligibility requirements and contributions by the Company are discretionary. The Company matches a percentage of the contributions of participating employees. Company matching contributions for the year ended March 31, 1999 amounted to $9,892.

NOTE 24. SEGMENT INFORMATION:

        The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of its water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments as of March 31, 1999, 1998 and 1997 and for the years then ended is presented below:

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                          1999                 1998                 1997
                                                      ------------         ------------         ------------
        Segment revenue:
           Water                                      $  1,477,375         $    932,377         $    261,103
           Real estate                                     345,615            2,990,000            1,509,668
                                                      ------------         ------------         ------------
                                                      $  1,822,990         $  3,922,377         $  1,770,771
                                                      ============         ============         ============

        Net income (loss):
           Segment:
                Water                                 $    476,377         $     65,139         $    202,728
                Real estate                                161,615            1,560,829              533,293
           Non-segment                                  (6,072,900)          (3,527,398)          (6,128,495)
                                                      ------------         ------------         ------------
                                                      $ (5,434,908)        $ (1,901,430)        $ (5,392,474)
                                                      ============         ============         ============

        Depreciation and amortization expense:
           Segment-
                Water                                 $    477,369         $     58,325         $     58,324
           Non-segment                                     148,578              108,881              113,097
                                                      ------------         ------------         ------------
                                                      $    625,947         $    167,206         $    171,421
                                                      ============         ============         ============

        Assets:
           Segment:
                Water                                 $ 25,579,150         $ 18,453,067         $ 15,613,682
                Real estate                              4,505,227            3,960,277            5,078,521
           Non-segment                                  17,546,483           19,478,624           18,783,155
                                                      ------------         ------------         ------------
                                                      $ 47,630,860         $ 41,891,968         $ 39,475,358
                                                      ============         ============         ============


        The Company recognized revenue of $199,118, $151,938, and $229,568 from Fontana Water Resources for the years ended March 31, 1999, 1998 and 1997, respectively. For the year ended March 31, 1999, the Company recognized revenue of $641,330 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.

NOTE 25. COMMITMENTS AND CONTINGENCIES:

        The Company has several noncancelable office equipment, office space and farmland operating leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $123,866, $112,834 and $103,987 for the years ended March 31, 1999, 1998 and 1997, respectively.

        In addition, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood in September 1998. In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year. The fees for subsequent years will be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the MWD for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 25. COMMITMENTS AND CONTINGENCIES (CONTINUED):

        Future minimum leases payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 1999 are:


                                              Water
        Year ended March 31,                  Rights           Others            Total
        --------------------                ----------        --------        ----------
        2000                                $  184,950        $163,034        $  347,984
        2001                                   192,510         145,939           338,449
        2002                                   200,070         124,449           324,519
        2003                                   207,630          87,630           295,260
        2004                                   215,190          91,135           306,325
        Thereafter                             320,625           7,619           328,244
                                            ----------        --------        ----------
        Total minimum lease payments        $1,320,975        $619,806        $1,940,781
                                            ==========        ========        ==========

        In September 1997, the Company entered into a water purchase agreement with the San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. The agreement requires the approval of the California Department of Water Resources ("DWR") for the sale of the water from SBVMWD to the Company. On September 30, 1997, the MWD filed a complaint in the Superior Court of California for the County of Los Angeles, against SBVMWD, the Company and Santa Margarita Water District in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company December 22, 1997. The Company is currently evaluating the complaint of MWD and DWR. While the outcome of these proceedings cannot be predicted, the Company believes that these lawsuits will not have a material adverse impact on the Company's financial condition, or results of operations. Until the lawsuits are settled, the Company does not expect to purchase any water under its contract with SBVMWD.

        The Company is the general partner of Western Agua, L.P. ("Western Agua"), a partnership that agreed to provide consulting services to the Nevada LLC pursuant to the Consulting Agreement ("Consulting Agreement"). The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua's purported willful breach of the Consulting Agreement. On November 10, 1998, Western Agua filed an action in the San Diego Superior Court against the Nevada LLC for breach of contract, specific performance and an accounting relating to the Consulting Agreement. Western Agua's complaint seeks a judicial declaration that the Consulting Agreement is not terminated and remains in full force and effect. On March 12, 1999, after the Company successfully challenged the legal sufficiency of the Nevada LLC's original cross-complaint, the Nevada LLC filed an amended cross-complaint against Western Agua and the Company. The Nevada LLC had named Peter L. Jensen, the Company's Chairman of the Board, as a cross-defendant in the original cross-complaint but has dropped him as a cross-defendant in the amended cross-complaint. The Nevada LLC has also dropped its previously-asserted claims for concealment and negligent misrepresentation. The amended cross-complaint contains claims for breach of contract, breach of fiduciary duty, and declaratory relief, and seeks compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in areas prohibited by section 5 of the Consulting Agreement, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not. The Company does not believe that the Nevada LLC has any grounds for terminating the Consulting Agreement. Should, however, the court determine that the Consulting Agreement has been validly terminated, Western Agua and the company would lose their right to receive part of certain net proceeds, if any, that the Nevada LLC may derive from the sale or other disposition of the Nevada LLC's properties. Western Agua and the Company have filed a demurrer to the amended cross-complaint, challenging its legal sufficiency, and intend to mount a vigorous defense to its claims.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 25. COMMITMENTS AND CONTINGENCIES (CONTINUED):

        The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given to the outcome of any pending or threatened legal actions, the Company believes that any financial impact would not be material to its financial position, annual operating results or cash flows.


NOTE 26. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                       1999           1998            1997
                                                                                   -----------     -----------     -----------
        Supplemental disclosure of cash flow information:
              Cash paid during the period for interest                             $ 1,523,582     $ 1,601,470     $ 1,695,769
              Interest capitalized during the period                                    82,565         184,729         285,431
              Cash paid during the period for income taxes                               3,200           2,400           2,400

        Supplemental disclosure of noncash Investing and financing activities:
              Water rights acquired in exchange for common stock                            --       1,162,144         917,436
              Exchange of Series B convertible preferred stock for Series C
                 convertible redeemable preferred stock                                     --       3,807,517
              Deferred gain on sale of investment in limited
                 liability company                                                          --          83,333              --
              Issuance of note receivable in conjunction with sale of limited
                 liability company                                                          --       1,336,000              --
            Conversion of note receivable and related accrued interest receivable into investment in available-for-sale security:
                 Note receivable                                                            --      (1,336,000)             --
                 Other current assets                                                       --         (22,840)             --
                                                                                   -----------     -----------     -----------
                                                                                            --      (1,358,840)             --


            Preferred stock issued in lieu of cash dividend                            698,736         466,144              --
            Accretion of preferred stock issuance costs                                 33,099          30,584              --
                 Common stock issued upon exercise of stock options                         --              13              --
                 Unrealized gain (loss) on available-for-sale-securities              (117,233)        145,273              --

                 Foreclosure of note receivable secured by land:
                           Land held for sale                                               --         128,352              --
                           Notes receivables                                                --        (123,244)             --
                           Accounts payable                                                 --          (5,108)             --

                 Write-off of property and equipment and related accumulated depreciation:
                           Property and equipment                                       (2,477)        (54,116)             --
                           Accumulated depreciation                                        495          50,378              --

                         (Ernst & Young, LLP letterhead)


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




                                        /s/ Ernst & Young, LLP
                                        ----------------------------------------


February 8, 1997

                       NEVADA LAND & RESOURCE COMPANY, LLC

                                  Balance Sheet
                                December 31, 1996

                                 (In thousands)


ASSETS
Cash and cash equivalents-includes restricted cash and
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
                                                                  =======




See accompanying notes.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                             Statement of Operations
                                December 31, 1996

                                 (In thousands)


Revenues:
  Rental income                                                $   781
  Other                                                            270

  Sale of real estate                                            1,489
                                                               -------
Total Revenues                                                   2,540

Expenses:
  Real estate operating and other expenses (Note 4)              2,810
  Cost of sales of real estate                                     639
  Interest expense                                               1,519
                                                               -------
Total Expenses                                                   4,968
                                                               -------
Net loss                                                       $(2,428)
                                                               =======


See accompanying notes.

                       NEVADA LAND & RESOURCE COMPANY, LLC

                          Statement of Members' Capital
                          Year ended December 31, 1996

                                 (In thousands)


                                             Western Land         Western Water
                                             Joint Venture           Company               Total
                                             -------------        --------------          --------
Beginning Balance at January 1, 1996            $ 21,834             $ 11,909             $ 33,743
Capital Distributions                                (19)                 (10)                 (29)
Net Loss                                          (1,578)                (850)              (2,428)
                                                --------             --------             --------
Balance at December 31, 1996                    $ 20,237             $ 11,049             $ 31,286
                                                ========             ========             ========


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

        In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ("SFAS No. 121,") Accounting for the Impairment of Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also requires that the portions of the investment in real estate ready for sale be valued at the lower of cost or fair value less costs to sell and dispose. The Company's adoption of SFAS No. 121 did not have an impact on its financial statements.

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

        ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and the liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.      OTHER RELATED PARTY TRANSACTIONS

        The Company has incurred $119,258 for services rendered by its affiliates, which is located in real estate operating and other expenses. The Company has reimbursed its affiliates $62,931 for these costs for the year ended December 31, 1996. The remainder of $56,327 is included in accrued expenses and other liabilities.