Form 10-Q
period 1999-06-30
WESTERN WATER CO
filed 1999-08-06
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------


                                    FORM 10-Q

                             -----------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



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


                                 (858) 535-9282
              (Registrant's telephone number, including area code)

                                                                                              NAME OF EACH EXCHANGE
Securities registered pursuant to Section 12(b) of the Act:          TITLE OF EACH CLASS       ON WHICH REGISTERED
                                                                  --------------------------   -------------------
                                                                           None                       None

Securities registered pursuant to Section 12(g) of the Act:       COMMON STOCK, $.001 PAR VALUE
                                                                  RIGHT TO PURCHASE SERIES E JUNIOR PARTICIPATING
                                                                    PREFERRED STOCK, $.001 PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              YES     [X]                               NO     [ ]


As of August 6, 1999, there were 7,932,616 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                     INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                       Page
----                                                                       ----

1         Financial statements:

                Consolidated balance sheets-
                June 30 (unaudited) and March 31, 1999                         3

                Unaudited consolidated statements of operations and
                  comprehensive income-
                Three months ended June 30, 1999 and 1998                      4

                Unaudited consolidated statements of cash flows-
                Three months ended June 30, 1999 and 1998                      5

                Notes to consolidated financial statements                     6

2         Management's discussion and analysis of financial
          condition and results of operations                                 10

3         Quantitative and qualitative market risk disclosures                17


                       PART II - OTHER INFORMATION

2         Changes in Securities and Use of Proceeds                           17

6         Exhibits and Reports on Form 8-K                                    17

          Signatures                                                          18

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           June 30 and March 31, 1999


                                                                                               1999
                                                                                  ------------------------------
ASSETS                                                                              June 30,          March 31,
                                                                                  ------------      ------------
                                                                                  (Unaudited)
Current assets:
        Cash and cash equivalents                                                 $  1,581,162      $    739,126
        Investment in available-for-sale securities                                 10,350,548        14,061,410
        Current portion of notes receivable                                            279,395           216,912
        Other current assets                                                           673,995           518,835
                                                                                  ------------      ------------
            Total Current Assets                                                    12,885,100        15,536,283

Notes receivable, less current portion                                               1,076,299         1,169,491
Land held for sale                                                                   4,868,740         4,505,227
Water rights                                                                        19,531,222        18,716,519
Prepaid leasing costs, net of accumulated amortization                               3,627,205         3,585,759
Other water assets, net of accumulated amortization                                  3,338,328         3,276,872
Deferred debt costs, net of accumulated amortization                                   574,264           598,966
Property and equipment, net of accumulated depreciation                                208,044           189,659
Other assets                                                                            73,294            52,084
                                                                                  ------------      ------------

                                                                                  $ 46,182,496      $ 47,630,860
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                          $    150,110      $     92,108
        Accrued expenses and other liabilities                                         448,653           490,095
        Accrued interest                                                               391,704            91,988
        Current maturities of long-term debt                                           637,667         1,245,721
                                                                                  ------------      ------------
            Total Current Liabilities                                                1,628,134         1,919,912

Long-term debt, less current maturities (Note 3)                                     3,615,349         2,972,349
9% Convertible subordinated debentures                                              14,740,000        14,740,000
Deferred gain on sale                                                                   33,333            43,333
                                                                                  ------------      ------------

            Total Liabilities                                                       20,016,816        19,675,594

Series C convertible redeemable preferred stock, $1,000 stated value,
  100,000 shares authorized; 10,165 shares issued and outstanding
  (aggregate liquidation preference of $10,165,000)
  at June 30 and March 31, 1999, respectively                                        9,789,558         9,780,867

Series D convertible redeemable preferred stock, $1,000 stated value,
  25,000 shares authorized; 10,000 shares issued and outstanding
  (aggregate liquidation preference of $10,000,000)
  at June 30 and March 31, 1999, respectively                                       10,000,000        10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,239,816 shares issued
          at June 30 and March 31, 1999, respectively                                    8,240             8,240
        Additional paid-in capital                                                  24,372,823        24,347,502
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                 (16,690,633)      (14,922,313)
        Treasury stock, at cost, 307,200 and 292,200 shares at June 30,
          and March 31, 1999, respectively (Note 2)                                 (1,314,308)       (1,259,030)
                                                                                  ------------      ------------
            Total Stockholders' Equity                                               6,376,122         8,174,399
                                                                                  ------------      ------------

                                                                                  $ 46,182,496      $ 47,630,860
                                                                                  ============      ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                    Three months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                           1999             1998
                                                                        -----------      -----------
Revenue:
         Water                                                          $   472,420      $    80,774
         Real estate                                                             --          278,115
                                                                        -----------      -----------
                                                                            472,420          358,889
                                                                        -----------      -----------

Costs of Revenue:
         Water                                                              244,758           14,581
         Real estate                                                             --          128,352
                                                                        -----------      -----------
                                                                            244,758          142,933
                                                                        -----------      -----------

                Gross Profit                                                227,662          215,956

General and Administrative Expenses                                       1,616,214          886,756
                                                                        -----------      -----------

                Operating Income (Loss)                                  (1,388,552)        (670,800)
                                                                        -----------      -----------
Other Income (Expenses):
         Interest income                                                    219,632          245,532
         Interest expense                                                  (384,567)        (337,500)
         Gain on sale of investment in limited liability company             10,000           10,000
         Other                                                              (25,442)         360,708
                                                                        -----------      -----------
                                                                           (180,377)         278,740
                                                                        -----------      -----------
Income (Loss) before Income Taxes                                        (1,568,929)        (392,060)
Income Taxes (Note 4)                                                         3,200            2,400
                                                                        -----------      -----------

                Net Income (Loss)                                        (1,572,129)        (394,460)

Accretion of preferred stock to redemption value                             (8,691)          (8,032)
Preferred stock dividends                                                  (187,500)              --
                                                                        -----------      -----------

                Net Income (Loss) Applicable to Common Stockholders      (1,768,320)        (402,492)

Other comprehensive income (loss), net of tax-
         Unrealized holding gains (losses) arising during period                 --         (180,902)
                                                                        -----------      -----------

                Comprehensive Income (Loss)                             $(1,768,320)     $  (583,394)
                                                                        ===========      ===========

Basic and diluted net income (loss) per common share
   applicable to common stockholders                                    $     (0.22)     $     (0.05)
                                                                        ===========      ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                            Statements of Cash Flows

                    Three months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                              1999             1998
                                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                          $(1,572,129)     $  (394,460)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
               Depreciation and amortization                                   276,137           40,558
               Compensation expense on vesting of unexercised
                 compensatory stock options                                     25,321           27,000
               Gain on sale of investment in limited liability company         (10,000)         (10,000)
               Loss on disposition of property and equipment                     2,544            1,982
               Allowance for water project costs                               357,930               --
               Changes in assets and liabilities:
                  (Increase) decrease in:
                     Other current assets                                     (155,160)        (160,960)
                     Land held for sale                                       (363,513)         128,353
                     Other assets                                              (21,210)              --
                  Increase (decrease) in:
                    Accounts payable                                            58,002           82,049
                    Accrued expenses and other liabilities                     (41,442)        (341,467)
                    Accrued interest                                           299,716          308,659
                                                                           -----------      -----------
            Net cash used in operating activities                           (1,143,804)        (318,286)
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                             --       (1,612,000)
         Principal payments received on notes receivable                        30,709           94,548
         Purchase of property and equipment                                    (33,525)         (22,294)
         Purchase of available-for-sale securities                            (295,988)        (208,415)
         Sales of available-for-sale securities                              4,006,850        4,323,347
         Additions to water rights                                             (90,689)        (333,859)
         Purchase of water rights                                             (975,000)        (647,445)
         Additions to other water assets                                       (76,036)          (1,931)
         Prepayment of leasing costs                                          (372,649)              --
                                                                           -----------      -----------
            Net cash provided by investing activities                        2,193,672        1,591,951
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                          800,000               --
         Preferred stock dividends                                            (187,500)              --
         Purchase of common stock                                              (55,278)              --
         Principal payments on long-term debt                                 (765,054)         (20,952)
                                                                           -----------      -----------
                 Net cash used in financing activities                        (207,832)         (20,952)
                                                                           -----------      -----------

Net increase in cash and cash equivalents                                      842,036        1,252,713
Cash and cash equivalents, beginning of period                                 739,126          304,988
                                                                           -----------      -----------
Cash and cash equivalents, end of period                                   $ 1,581,162      $ 1,557,701
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

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of June 30, 1999, the consolidated statements of operations and comprehensive income and cash flows for the three months ended June 30, 1999 and 1998. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 1999.

         Income (loss) per share

         The weighted average shares used for basic and diluted net income per share were 7,933,440 and 8,235,816 shares for the three months ended June 30, 1999 and 1998, respectively.

         Stock options to purchase 1,669,876 and 1,704,066 shares of common stock at exercise prices ranging from $4.00-$21.00 and $5.44-$18.70 for the three months ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

         Warrants to purchase 98,000 of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three months ended June 30, 1999 and 1998 as their effect would have been antidilutive.

         Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62 and $8.99 per share, respectively, were not included in the computation of diluted net income per share for the three months ended June 30, 1999 and 1998 as their effect would have been antidilutive:

                                                              Three months ended
                                                                  June 30,
                                                          --------------------------
                                                            1999             1998
                                                          ---------        ---------
               Convertible debentures                       929,382          945,763
               Series C redeemable preferred stock          611,593          569,625
               Series D redeemable preferred stock        1,112,347               --

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  2. TREASURY STOCK PURCHASE PROGRAM:

         In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the three months ended June 30, 1999, the Company repurchased 15,000 shares of common stock at a cost of $55,278. Since November 1998, the Company has repurchased 307,200 shares of common stock at a cost of $1,314,308.


NOTE  3. LONG-TERM DEBT:

          During June 1999, the Company acquired 240 acres of land and associated water rights on property located in Inyo County, California. The purchase price of $1,004,768 was allocated to water rights ($645,000) and real estate held for sale ($359,768) based on the relative fair values of the assets. The Company paid $204,768 in cash and $800,000 was financed with an 8% secured promissory note. Interest only payments are payable semi-annually beginning December 1999 until February 28, 2001, at which time the entire unpaid principal balance together with unpaid interest is due.


NOTE  4. INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 1999. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1999.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  5. SEGMENT INFORMATION:

               The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of its water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three months ended June 30, 1999 and 1998 is presented below:

                                                        1999               1998
                                                    ------------       ------------
        Segment revenue:
           Water                                    $    472,420       $     80,774
           Real estate                                        --            278,115
                                                    ------------       ------------
                                                    $    472,420       $    358,889
                                                    ============       ============

        Net income (loss):
           Segment:
             Water                                  $    227,662       $     66,193
             Real estate                                      --            149,763
           Non-segment                                (1,799,791)          (610,416)
                                                    ------------       ------------
                                                    $ (1,572,129)      $   (394,460)
                                                    ============       ============

        Depreciation and amortization expense:

           Segment-Water                            $    238,839       $     14,581
           Non-segment                                    37,298             25,977
                                                    ------------       ------------
                                                    $    276,137       $     40,558
                                                    ============       ============




         The Company recognized revenue of $45,000 from Fontana Water Resources for the three months ended June 30, 1999 and 1998. For the three months ended June 30, 1999, the Company recognized revenue of $320,665 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  6. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                    Three months ended
                                                                         June 30,
                                                                 -------------------------
                                                                   1999            1998
                                                                 ---------       ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $ 102,120       $  51,680
    Interest capitalized during the period                          17,269          38,140
    Cash paid during the period for income taxes                     3,200           2,400

Supplemental disclosure of non-cash investing and financing
   activities:
     Recognition of gain on sale of investment in limited
        liability company                                          (10,000)        (10,000)

     Accretion of preferred stock to redemption value                8,691           8,032
     Unrealized loss on available-for-sale securities                   --        (180,902)
     Disposition of property and equipment
        and related accumulated depreciation:
                     Property and equipment                         (2,678)         (2,477)
                     Accumulated depreciation                          134             495

NOTE  7. SUBSEQUENT EVENT:

On August 6, 1999, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debenture plus accrued interest of $157,800 for $1,500,000. In its second fiscal quarter, the Company will recognize a $3,490,000 extraordinary gain, net of taxes on the extinguishment of debt.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 1999, the Quarterly Reports on Form 10-Q filed by the Company in 1999, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.


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

         In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. Since November 1998, the Company repurchased 307,200 shares of common stock at a cost of $1,314,308.

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

        In February 1997, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Preferred Stock. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of Common Stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefore, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends are payable semi-annually. The first four semi-annual dividend payments could be paid in nonassessable shares of Series C Preferred Stock. Through June 30, 1999, the Company paid $1,224,734 in dividends to the holders of the Series C Preferred Stock, of which $59,856 was paid in cash and $1,164,878 was paid by the issuance of 1,165 additional shares of Series C Preferred Stock. The Company may redeem, in whole or in part, shares of Series C Preferred Stock for cash at $1,000 per share, plus any unpaid declared dividends thereon if the average trading price of the common stock for 20 consecutive days prior to the date of giving notice of such redemption is not less than 150% of the conversion price then in effect.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three months ended June 30, 1999 and 1998.

                                  CONSOLIDATED

                                            Three months ended June 30,
                                           -----------------------------
                                              1999              1998
                                           -----------       -----------
Revenue                                    $   472,000       $   359,000
                                           ===========       ===========
Loss before income taxes                   $(1,569,000)      $  (392,000)
Income taxes                                     3,000             2,000
                                           -----------       -----------
Net loss                                    (1,572,000)         (394,000)
Accretion of preferred stock to
    redemption value                            (9,000)           (8,000)
Preferred stock dividends                     (187,000)               --
                                           -----------       -----------
Net loss applicable to
    common stockholders                    $(1,768,000)      $  (402,000)
                                           ===========       ===========

Basic and diluted net loss
    applicable to common stockholders      $      (.22)      $      (.05)
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

Management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 2000. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 1999.


                                  WATER RIGHTS

                                                   Three months ended June 30,
                                                  ------------------------------
                                                    1999                  1998
                                                  --------              --------
Revenue                                           $472,000              $ 81,000

Cost of Revenue                                    244,000                15,000
                                                  --------              --------

Gross Profit                                      $228,000              $ 66,000
                                                  ========              ========


Water rights revenue for the three months ended June 30, 1999 resulted from $321,000 of water sales to the City of Inglewood, $106,000 from the lease of water rights, and $45,000 of payments received under

                     WESTERN WATER COMPANY AND SUBSIDIARIES


the Cucamonga Fee Agreement. Water rights revenue for the three months ended June 30, 1998 resulted primarily from the lease of water rights ($33,000) and payments received under the Cucamonga Fee Agreement ($45,000). Since the agreement with the City of Inglewood was entered into in September 1998, no revenues were received from this agreement in the 1998 fiscal quarter. Cost of revenue for the three months ended June 30, 1999 includes $230,000 of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Cucamonga Water Fee Agreement. Cost of revenue for the three months ended June 30, 1998 consists of amortization of the Cucamonga Water Fee Agreement.


                                   REAL ESTATE

                                                       Three months ended
                                                             June 30,
                                                      ----------------------
                                                       1999          1998
                                                      --------      --------
Revenue                                               $     --      $278,000

Cost of Revenue                                             --       128,000
                                                      --------      --------

Gross Profit                                          $     --      $150,000
                                                      ========      ========


The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. Real estate revenue for the three months ended June 30, 1998 resulted from the sale of 72 acres of Cherry Creek property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.


                       GENERAL AND ADMINISTRATIVE EXPENSES

                                         Three months ended June 30,
                                         ----------      ----------
                                           1999             1998
                                         ----------      ----------
General and Administrative Expenses      $1,616,000      $  887,000


General and administrative expenses for the three months ended June 30, 1999 increased by $729,000 (82%) from the comparable period ended June 30, 1998. The increase was primarily due to an allowance against water rights projects under development ($358,000), to increased salaries and fringe benefits payable to additional personnel ($122,000), and to increased non-capitalizable consulting and engineering ($83,000) and travel expenses ($30,000) related to the Company's expanded efforts to develop its water transfer program. The Company believes that its future general and administrative expenses will remain at a higher level than in the past due to the additional costs related to personnel increases at the Company and the additional costs related to the Company's increased efforts to develop its water transfer program. However, the size of any future water rights development allowances will depend on projects being developed at the time and, therefore, may vary significantly.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                          OTHER NON-SEGMENT INFORMATION

                                                    Three months ended June 30,
                                                    ---------------------------
                                                      1999              1998
                                                    ---------         ---------
Interest income                                     $ 220,000         $ 246,000

Interest expense                                     (385,000)         (338,000)

Gain on sale of investment in limited
   liability company                                   10,000            10,000

Other                                                 (25,000)          361,000


Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for the three months ended June 30, 1999 from the comparable period ended June 30, 1998 due primarily to lower investment balances.

Interest expense for the three months ended June 30, 1999 and 1998 includes $332,000 and $338,000, respectively, of interest related to the principal amount of outstanding Debentures. Interest expense for the three months ended June 30, 1999 also includes $53,000 of interest related to the $3,140,000 term loan. Interest of $17,269 and $38,140 was capitalized during the three months ended June 30, 1999 and 1998, respectively, in connection with the development of water rights.

The Company accounted for its investment in the Nevada Land & Resource Company ("Nevada LLC") under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale the Company deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized $10,000 of the deferred gain during the three months ended June 30, 1999 and 1998.

Other income/loss for the three months ended June 30, 1999 includes net rental loss of $35,000 related to the Company's California rice farm and ranch properties. Other income for the three months ended June 30, 1998 includes the reversal of $290,637 of severance costs recorded in the fiscal year ended March 31, 1998 related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 the Company had working capital and a current ratio of $11,256,966 and 7.91 to l, as compared to $13,616,371 and 8.09 to 1, respectively, at March 31, 1999.

Operating Activities

For the three months ended June 30, 1999, the Company had a net loss of $1,572,129 and net cash used in operating activities of $1,143,804. Since the Company has sold most of its Cherry Creek real estate properties, revenues from the sale of real estate in the future are not expected to be sufficient to fund the Company's operations. In the past, the Company had received most of its revenue from the sale of real estate, but it does not expect real estate sales to be as significant in future periods.

The Company has recently entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts;
(ii) leasing the Company's rice farms and ranches; (iii) the Cucamonga Fee Agreement; (iv) and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions and revenues, if any, derived from the Company's long-term water development projects. Based on the Company's current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity , and from proceeds the Company may derive from such future water sale transactions that the Company may from time to time consummate.

Investing and Financing Activities

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2000 and fiscal years ending March 31, 2001, 2002, 2003 and 2004 are $481,000, $1,497,000, $781,000,
    $903,000, and $463,000, respectively.

- The Company is required to make semi-annual interest payments of $663,300 on the $14,740,000 principal amount of Debentures.

- The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $736,963 per year).

- The holders of Series D Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $75 per share, payable quarterly on March 15, June 15, September 15, and December 15 of each year (aggregating $750,000 per year).

                     WESTERN WATER COMPANY AND SUBSIDIARIES

- Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the Metropolitan Water District ("MWD") for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

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

SUBSEQUENT EVENT

On August 6, 1999, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debenture plus accrued interest of $157,800 for $1,500,000. In its second fiscal quarter, the Company will recognize a $3,490,000 extraordinary gain, net of taxes on the extinguishment of debt.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133-an amendment of FASB Statement No. 133. The Company anticipates that the adoption of SFAS Nos. 136 and 137 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


ITEM 3.        QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal year ended is as follows:


                        2000          2001          2002          2003          2004        Thereafter          Total
                     ----------    ----------    ----------    ----------    ----------    -------------    -------------
Fixed rate debt      $   27,000    $  829,000    $   31,000    $   71,000    $   26,000    $  14,869,000    $  15,853,000
Weighted average
    interest rate           8.7%          8.0%          8.7%          8.3%          9.0%             9.0%             8.5%

Variable rate debt   $  454,000    $  668,000    $  749,000    $  832,000    $  437,000               --    $   3,140,000
Weighted average
    interest rate           6.5%          6.5%          6.5%          6.5%          6.5%              --              6.5%

The Company's variable rate on its variable rate debt is capped at 7.5%.



                           PART II - OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 23, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each outstanding share of the Company's common stock and for each share of Series C and Series D Preferred Stock based on the number of common shares into which each share of Preferred Stock is convertible. The dividend distribution to establish the new Rights Plan will be payable to shareholders of record on August 12, 1999. Subject to limited exceptions, the Rights will be exercisable if a person or group ("Acquiring Person") acquires 20% or more of the Company's common stock or announces a tender offer for 20% or more of the common stock. Under certain circumstances, each Right will entitle shareholders to buy one-hundredth of a share of newly created Series E Junior Participating Preferred Stock of the Company at an exercise price of $25.00. Until the Rights become exercisable, the Rights will not be represented by separate certificate, and will be a part of the common stock certificate. The Company will be entitled to redeem the Rights at $.001 per Right at various times, including at any time before a person becomes an Acquiring Person by acquiring 20% or more of the outstanding common stock of the Company.


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


                                      WESTERN WATER COMPANY


Date:  August 6, 1999                 By:  /s/ Michael Patrick George
                                           --------------------------
                                           Michael Patrick George
                                           President and Chief Executive Officer


Date:  August 6, 1999                 By:  /s/ Ronald I. Simon
                                           -------------------
                                           Ronald I. Simon
                                           Executive Vice President and
                                           Chief Financial Officer