Form 10-Q
period 1999-09-30
WESTERN WATER CO
filed 1999-11-15
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                         ------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                           YES [X]          NO [ ]


As of November 11, 1999, there were 7,894,012 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item                                                                          Page
----                                                                          ----
1       Financial statements:

              Consolidated balance sheets-
              September 30 (unaudited) and March 31, 1999                      3

              Unaudited consolidated statements of operations and
                comprehensive income-
              Three months ended September 30, 1999 and 1998                   4

              Unaudited consolidated statements of operations and
                comprehensive income-
              Six months ended September 30, 1999 and 1998                     5

              Unaudited consolidated statements of cash flows-
              Six months ended September 30, 1999 and 1998                     6

              Notes to consolidated financial statements                       7

2       Management's discussion and analysis of financial
        condition and results of operations                                   11

3       Quantitative and qualitative market risk disclosures                  18


                     PART II - OTHER INFORMATION

4       Submission of Matters to Vote of Security Holders                     18

6       Exhibits and Reports on Form 8-K                                      19

        Signatures                                                            20

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                        September 30 and March 31, 1999

                                                                                                   1999
                                                                                      -------------------------------
ASSETS                                                                                September 30,        March 31,
                                                                                      ------------       ------------
                                                                                       (Unaudited)
Current assets:
        Cash and cash equivalents                                                     $  2,420,200       $    739,126
        Investment in available-for-sale securities                                      5,830,852         14,061,410
        Current portion of notes receivable                                                221,790            216,912
        Other current assets                                                               574,707            518,835
                                                                                      ------------       ------------
            Total Current Assets                                                         9,047,549         15,536,283

Notes receivable, less current portion                                                     905,549          1,169,491
Land held for sale                                                                       4,868,740          4,505,227
Water rights                                                                            19,594,849         18,716,519
Prepaid leasing costs, net of accumulated amortization                                   3,469,946          3,585,759
Other water assets, net of accumulated amortization                                      3,352,350          3,276,872
Deferred debt costs, net of accumulated amortization                                       386,350            598,966
Property and equipment, net of accumulated depreciation                                    200,362            189,659
Other assets                                                                                92,459             52,084
                                                                                      ------------       ------------

                                                                                      $ 41,918,154       $ 47,630,860
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable                                                              $     71,249       $     92,108
        Accrued expenses and other liabilities                                             622,658            490,095
        Accrued interest                                                                    62,152             91,988
        Current maturities of long-term debt                                               656,315          1,245,721
                                                                                      ------------       ------------
            Total Current Liabilities                                                    1,412,374          1,919,912

Long-term debt, less current maturities (Note 3)                                         3,438,382          2,972,349
9% Convertible subordinated debentures (Note 5)                                          9,740,000         14,740,000
Deferred gain on sale                                                                       23,333             43,333
                                                                                      ------------       ------------

            Total Liabilities                                                           14,614,089         19,675,594

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 10,165 shares issued and outstanding (aggregate liquidation
  preference of $10,165,000) at September 30 and March 31, 1999, respectively            9,798,423          9,780,867

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 shares issued and outstanding (aggregate liquidation
  preference of $10,000,000) at September 30 and March 31, 1999, respectively           10,000,000         10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,239,816 shares issued
          at September 30 and March 31, 1999, respectively                                   8,240              8,240
        Additional paid-in capital                                                      24,398,144         24,347,502
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                     (15,525,872)       (14,922,313)
        Treasury stock, at cost, 341,200 and 292,200 shares at September 30,
          and March 31, 1999, respectively (Note 2)                                     (1,374,870)        (1,259,030)
                                                                                      ------------       ------------
            Total Stockholders' Equity                                                   7,505,642          8,174,399
                                                                                      ------------       ------------
                                                                                      $ 41,918,154       $ 47,630,860
                                                                                      ============       ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                 Three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                             1999              1998
                                                                                         -----------       -----------
Revenue:
         Water                                                                           $   376,165       $    64,587
         Real estate                                                                              --            67,500
                                                                                         -----------       -----------
                                                                                             376,165           132,087
                                                                                         -----------       -----------

Costs of Revenue:
         Water                                                                               244,759            15,808
         Real estate                                                                              --            55,648
                                                                                         -----------       -----------
                                                                                             244,759            71,456
                                                                                         -----------       -----------
                Gross Profit                                                                 131,406            60,631
General and Administrative Expenses                                                        1,708,815         1,456,007
                                                                                         -----------       -----------
                Operating Income (Loss)                                                   (1,577,409)       (1,395,376)
                                                                                         -----------       -----------

Other Income (Expenses):
         Interest income                                                                     162,962           195,474
         Interest expense                                                                   (318,066)         (337,500)
         Gain on sale of investment in limited liability company                              10,000            10,000
         Other                                                                               (37,687)          (40,709)
                                                                                         -----------       -----------
                                                                                            (182,791)         (172,735)
                                                                                         -----------       -----------

Income (Loss) before Income Taxes                                                         (1,760,200)       (1,568,111)
Income Taxes  (Note 4)                                                                            --                --
                                                                                         -----------       -----------
                Income  (loss) before extraordinary item                                  (1,760,200)       (1,568,111)

Extraordinary income on early extinguishment of debt (Note 5)                              3,489,803                --
                                                                                         -----------       -----------
                Net Income (Loss)                                                          1,729,603        (1,568,111)

Accretion of preferred stock to redemption value                                              (8,865)           (8,191)
Preferred stock dividends                                                                   (555,977)         (343,148)
                                                                                         -----------       -----------
                Net Income  (Loss) Applicable to Common Stockholders                       1,164,761        (1,919,450)

Other comprehensive income (loss)

         Unrealized holding gains (losses) arising during period                                  --          (244,170)
                                                                                         -----------       -----------
                Comprehensive Income (Loss)                                              $ 1,164,761       $(2,163,620)
                                                                                         ===========       ===========
Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders
                  excluding extraordinary item                                           $     (0.29)      $     (0.23)
                Extraordinary item                                                              0.44                --
                                                                                         -----------       -----------
                Net income (loss)                                                        $      0.15       $     (0.23)
                                                                                         ===========       ===========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

                  Six months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                             1999              1998
                                                                                         -----------       -----------
Revenue:
         Water                                                                           $   848,585       $   145,361
         Real estate                                                                              --           345,615
                                                                                         -----------       -----------
                                                                                             848,585           490,976
                                                                                         -----------       -----------
Costs of Revenue:
         Water                                                                               489,517            30,389
         Real estate                                                                              --           184,000
                                                                                         -----------       -----------
                                                                                             489,517           214,389
                                                                                         -----------       -----------
                Gross Profit                                                                 359,068           276,587
General and Administrative Expenses                                                        3,325,029         2,342,763
                                                                                         -----------       -----------
                Operating Income (Loss)                                                   (2,965,961)       (2,066,176)
                                                                                         -----------       -----------
Other Income (Expenses):
         Interest income                                                                     382,594           441,006
         Interest expense                                                                   (702,633)         (675,000)
         Gain on sale of investment in limited liability company                              20,000            20,000
         Other                                                                               (63,129)          319,999
                                                                                         -----------       -----------
                                                                                            (363,168)          106,005
                                                                                         -----------       -----------
Income (Loss) before Income Taxes                                                         (3,329,129)       (1,960,171)
Income Taxes  (Note 4)                                                                         3,200             2,400
                                                                                         -----------       -----------
                Income  (loss) before extraordinary item                                  (3,332,329)       (1,962,571)

Extraordinary income on early extinguishment of debt (Note 5)                              3,489,803                --
                                                                                         -----------       -----------
                Net Income (Loss)                                                            157,474        (1,962,571)

Accretion of preferred stock to redemption value                                             (17,556)          (16,223)
Preferred stock dividends                                                                   (743,477)         (343,148)
                                                                                         -----------       -----------
                Net Income  (Loss) Applicable to Common Stockholders                        (603,559)       (2,321,942)

Other comprehensive income (loss)-
         Unrealized holding gains (losses) arising during period                                  --          (425,072)
                                                                                         -----------       -----------
                Comprehensive Income (Loss)                                              $  (603,559)      $(2,747,014)
                                                                                         ===========       ===========
Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders
                  excluding extraordinary item                                           $     (0.52)      $     (0.28)
                Extraordinary item                                                              0.44                --
                                                                                         -----------       -----------
                Net income (loss)                                                        $     (0.08)      $     (0.28)
                                                                                         ===========       ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Six months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                               1999               1998
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $   157,474       $(1,962,571)
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                Depreciation and amortization                                   547,319            82,307
               Compensation expense on vesting of unexercised
                 compensatory stock options                                      50,642            54,000
               Gain on sale of investment in limited liability company          (20,000)          (20,000)
               Loss on disposition of property and equipment                      2,544             1,982
               Extraordinary income on early extinguishment of debt          (3,489,803)               --
               Allowance for water project costs                                552,179           284,727
               Changes in assets and liabilities:
                  (Increase) decrease in:
                     Other current assets                                       (55,872)          (75,959)
                     Land held for sale                                        (363,513)         (540,205)
                     Other assets                                               (40,375)          (25,094)
                  Increase (decrease) in:
                    Accounts payable                                            (20,859)            8,292
                    Accrued expenses and other liabilities                      132,563          (282,205)
                    Accrued interest                                            127,972           (44,121)
                                                                            -----------       -----------
            Net cash used in operating activities                            (2,419,729)       (2,518,847)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                              --           (77,500)
         Principal payments received on notes receivable                        259,064           107,403
         Purchase of property and equipment                                     (38,277)          (38,179)
         Purchase of available-for-sale securities                             (667,345)         (430,800)
         Sales of available-for-sale securities                               8,897,903         8,790,398
         Additions to water rights                                             (281,561)         (755,115)
         Purchase of water rights                                              (975,000)       (3,215,880)
         Additions to other water assets                                       (104,638)           (6,932)
         Prepayment of leasing costs                                           (506,653)       (3,568,200)
                                                                            -----------       -----------
            Net cash provided by investing activities                         6,583,493           805,195
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                           800,000         3,560,000
         Payment of debt issue costs                                                 --           (35,600)
         Preferred stock dividends                                             (743,477)               --
         Purchase of common stock                                              (115,840)               --
         Proceeds from issuance of common stock                                      --            27,000
         Purchase of convertible subordinated debentures                     (1,500,000)               --
         Principal payments on long-term debt                                  (923,373)         (133,809)
                                                                            -----------       -----------
                 Net cash (used in) provided by financing activities         (2,482,690)        3,417,591
                                                                            -----------       -----------

Net increase in cash and cash equivalents                                     1,681,074         1,703,939
Cash and cash equivalents, beginning of period                                  739,126           304,988
                                                                            -----------       -----------
Cash and cash equivalents, end of period                                    $ 2,420,200       $ 2,008,927
                                                                            ===========       ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of September 30, 1999, the consolidated statements of operations and comprehensive income for the three and six months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended September 30, 1999 and 1998. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 1999.

         Income (loss) per share

         The weighted average shares used for basic and diluted net income per share were 7,899,725 and 7,932,468 shares for the three and six months ended September 30, 1999, and 8,237,599 and 8,236,712 shares for the three and six months ended September 30, 1998.

         Stock options to purchase 1,986,708 and 1,628,208 shares of common stock at exercise prices ranging from $3.63-$21.00 and $5.44-$21.00 for the three and six months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

         Warrants to purchase 83,000 and 98,000 of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three and six months ended September 30, 1999 and 1998, respectively, as their effect would have been antidilutive.

         Debentures convertible into 614,123 and 945,763 shares of common stock at a conversion price of $15.86 per share were not included in the computation of diluted net income per share for the three and six months ended September 30, 1999 and 1998, respectively, as their effect would have been antidilutive.

         Series C redeemable preferred stock convertible into 611,593 and 569,551 shares of common stock at a conversion price of $16.62 per share was not included in the computation of diluted net income per share for the three and six months ended September 30, 1999 and 1998, respectively, as its effect would have been antidilutive.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

         Income (loss) per share

         Series D redeemable preferred stock convertible into 1,112,347 shares of common stock at a conversion price of $8.99 per share was not included in the computation of diluted net income per share for the three and six months ended September 30, 1999 as its effect would have been antidilutive.

NOTE  2. TREASURY STOCK PURCHASE PROGRAM:

         In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the three months ended September 30, 1999, the Company repurchased 34,000 shares of common stock at a cost of $60,562. Since November 1998, the Company has repurchased 341,200 shares of common stock at a cost of $1,374,870.

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

NOTE  4. INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 2000. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 1999.

NOTE  5. EXTRAORDINARY INCOME:

         On August 6, 1999, the Company repurchased $5,000,000 of its outstanding 9% Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE  6. SEGMENT INFORMATION:

         The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three and six months ended September 30, 1999 and 1998 is presented below:

                                                  Three months ended                  Six months ended
                                                     September 30,                     September 30,
                                            -----------------------------       -----------------------------
                                               1999              1998              1999               1998
                                            -----------       -----------       -----------       -----------
Segment revenue:
     Water                                   $  376,165       $    64,587         $ 848,585       $   145,361
     Real estate                                     --            67,500                --           345,615
                                            -----------       -----------       -----------       -----------
                                             $  376,165       $   132,087         $ 848,585       $   490,976
                                            ===========       ===========       ===========       ===========

Net income (loss):
     Segment

          Water:                             $  131,406       $    48,779         $ 359,068       $   114,972
          Real estate                                --            11,852                --           161,615
     Non-segment                              1,598,197        (1,628,742)         (201,594)       (2,239,158)
                                            -----------       -----------       -----------       -----------
                                             $1,729,603       $(1,568,111)        $ 157,474       $(1,962,571)
                                            ===========       ===========       ===========       ===========

Depreciation and amortization expense:

     Segment-Water                           $  238,839       $    14,581         $ 477,678       $    29,162
     Non-segment                                 32,343            27,168            69,641            53,145
                                            -----------       -----------       -----------       -----------
                                             $  271,182       $    41,749         $ 547,319       $    82,307
                                            ===========       ===========       ===========       ===========



         The Company recognized revenue of $45,000 and $90,000 from Fontana Water Resources for the three and six months ended September 30, 1999 and 1998, respectively. For the three and six months ended September 30, 1999, the Company recognized revenue of $320,665 and $641,330 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE  7. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                        Six months ended September 30,
                                                                        ------------------------------
                                                                            1999            1998
                                                                          ---------       ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $614,680       $ 762,859
    Interest capitalized during the period                                   40,020          59,038
      Cash paid during the period for income taxes                            3,200           2,400

Supplemental disclosure of non-cash investing and
   financing activities:
     Recognition of gain on sale of investment in
        limited liability company                                           (20,000)        (20,000)

     Preferred stock issued in lieu of cash dividends                            --         343,148
     Accretion of preferred stock to redemption value                        17,556          16,223
     Unrealized loss on available-for-sale securities                            --        (425,072)
       Disposition of property and equipment and related accumulated depreciation:

                     Property and equipment                                  (2,678)         (2,477)
                     Accumulated depreciation                                   134             495

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Western Water Company (the "Company") identifies, acquires, develops, sells and leases water and water rights in the western United States. For the last few years, the Company has been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and recently, the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the acquisition and development of water rights and the sale or lease of its water. Although the Company has commenced selling some of its water to municipalities and other users, prior to the past fiscal year the Company derived most of its revenue from the sale of real estate that it acquired for the associated water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights.

        In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. Since November 1998, the Company repurchased 341,200 shares of common stock at a cost of $1,374,870.

        On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). On August 6, 1999, the Company repurchased $5,000,000 of the outstanding Debentures. Taking into account prior repurchases, the amount of Debentures outstanding as of September 30, 1999 was $9,740,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

        In 1997, the Company issued $9,000,000 of its Series C Preferred Stock. Each share of Series C Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock. Such dividends are currently payable semi-annually in cash.

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

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and six months ended September 30, 1999 and 1998.

                                         CONSOLIDATED

                                          Three months ended September 30,     Six months ended September 30,
                                          --------------------------------     ------------------------------
                                               1999              1998              1999             1998
                                           -----------       -----------       -----------       -----------
Revenue                                    $   376,000       $   132,000       $   849,000       $   491,000
                                           ===========       ===========       ===========       ===========
Loss before income taxes                   $(1,760,000)      $(1,568,000)      $(3,330,000)      $(1,961,000)
Income taxes                                        --                --             3,000             2,000
                                           -----------       -----------       -----------       -----------
Loss before extraordinary item              (1,760,000)       (1,568,000)       (3,333,000)       (1,963,000)
Extraordinary item on early
    extinguishment of debt                   3,490,000                --         3,490,000                --
                                           -----------       -----------       -----------       -----------
Net income (loss)                            1,730,000        (1,568,000)          157,000        (1,963,000)
Accretion of preferred stock to
    redemption value                            (9,000)           (8,000)          (18,000)          (16,000)
Preferred stock dividends                     (556,000)         (343,000)         (743,000)         (343,000)
                                           -----------       -----------       -----------       -----------
Net income (loss) applicable to
    common stockholders                    $ 1,165,000       $(1,919,000)      $  (604,000)      $(2,322,000)
                                           ===========       ===========       ===========       ===========
Basic and diluted net income (loss)
    applicable to common stockholders      $       .15       $      (.23)      $      (.08)      $      (.28)
                                           ===========       ===========       ===========       ===========


The Company reports its operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. When comparable

                     WESTERN WATER COMPANY AND SUBSIDIARIES


water sales pricing information is not available, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate. As properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Management does not expect that the Company will generate taxable income for the fiscal year ended March 31, 2000. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 1999.

                                  WATER RIGHTS

                         Three months ended September 30,      Six months ended September 30,
                         --------------------------------      ------------------------------
                            1999               1998               1999               1998
                          --------           --------           --------           --------
Revenue                   $376,000            $65,000           $849,000           $145,000

Cost of Revenue            245,000             16,000            490,000             30,000
                          --------            -------           --------           --------

Gross Profit              $131,000            $49,000           $359,000           $115,000
                          ========            =======           ========           ========


Water rights revenue resulted from $321,000 and $642,000 of water sales to the City of Inglewood, zero and $107,000 from the lease of water rights, $45,000 and $90,000 of payments received under the Cucamonga Fee Agreement, and $10,000 of miscellaneous revenue for the three and six months ended September 30, 1999, respectively. Water rights revenue of zero and $35,000 resulted from the lease of water rights, $45,000 and $90,000 of payments received under the Cucamonga Fee Agreement, and $20,000 and $20,000 of miscellaneous revenue for the three and six months ended September 30, 1998. Since the agreement with the City of Inglewood was entered into in September 1998, no revenues were received from this agreement for the six months ended September 30, 1998. Cost of revenue for the three and six months ended September 30, 1999 includes $230,000 and $460,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Cucamonga Water Fee Agreement. Cost of revenue for the three and six months ended September 30, 1998 consists of amortization of the Cucamonga Water Fee Agreement.

                                   REAL ESTATE

                        Three months ended September 30,     Six months ended September 30,
                        --------------------------------     ------------------------------
                           1999              1998               1999               1998
                          ------           --------           --------           --------
Revenue                   $   --            $68,000           $     --           $346,000

Cost of Revenue               --             56,000                 --            184,000
                          ------            -------           --------           --------

Gross Profit              $   --            $12,000           $     --           $162,000
                          ------            =======           --------           ========


The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. Real estate revenue for the three months ended September 30, 1998

                     WESTERN WATER COMPANY AND SUBSIDIARIES


resulted from the sale of 20 acres of property in Glenn County, California. Real estate revenue for the six months ended September 30, 1998 resulted from the sale of 72 acres of Cherry Creek property in addition to the sale of the Glenn County property. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.

                       GENERAL AND ADMINISTRATIVE EXPENSES

                                              Three months ended September 30,           Six months ended September 30,
                                              -------------------------------           -------------------------------
                                                 1999                 1998                 1999                 1998
                                              ----------           ----------           ----------           ----------
General and Administrative Expenses           $1,709,000           $1,456,000           $3,325,000           $2,343,000


General and administrative expenses for the three months ended September 30, 1999 increased by $253,000 (17%) from the comparable period ended September 30, 1998. The increase was primarily due to severance costs related to the resignation of one of the Company's officers ($254,000), increased non-capitalizable consulting and engineering ($151,000), and increased travel expenses related to the Company's expanded efforts to develop its water sales program ($26,000). The increased expenses were offset in part by decreased salaries and fringe benefits ($150,000) and by a decrease in the allowance for water rights projects under development ($90,000). General and administrative expenses for the six months ended September 30, 1999 increased by $982,000 (42%) from the comparable period ended September 30, 1998. The increase was primarily due to increased allowance for water rights projects under development ($267,000), severance costs related to the resignation of one of its officers ($254,000), an increase in non-capitalizable consulting and engineering expenses ($234,000), and increased travel expenses related to the Company's expanded efforts to develop its water sales program ($56,000).

                          OTHER NON-SEGMENT INFORMATION

                                         Three months ended September 30,               Six months ended September 30,
                                        ----------------------------------            ----------------------------------
                                           1999                    1998                  1999                   1998
                                        -----------            -----------            -----------            -----------
Interest income                          $  163,000              $ 195,000             $  383,000              $ 441,000

Interest expense                           (318,000)              (338,000)              (703,000)              (675,000)

Gain on sale of investment in
  limited liability company                  10,000                 10,000                 20,000                 20,000

Other                                       (38,000)               (41,000)               (63,000)               320,000

Extraordinary income                      3,490,000                     --              3,490,000                     --


                     WESTERN WATER COMPANY AND SUBSIDIARIES


Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for the three and six months ended September 30, 1999 from the comparable periods ended September 30, 1998 due primarily to lower investment balances.

Interest expense includes $266,000 and $598,000 and $338,000 and $675,000 of interest related to the principal amount of outstanding Debentures for the three and six months ended September 30, 1999 and 1998, respectively. Interest expense for the three and six months ended September 30, 1999 also includes $52,000 and $105,000 of interest related to the $3,000,000 term loan. Interest of $22,751 and $20,899 and $40,020 and $59,038 was capitalized during the three and six months ended September 30, 1999 and 1998, respectively, in connection with the development of water rights.

The Company sold its interest in the Nevada Land & Resource Company ("Nevada LLC") in April 1997. As a result of the sale the Company deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized $10,000 and $20,000 of the deferred gain during the three and six months ended September 30, 1999 and 1998, respectively.

Other income/loss for the three and six months ended September 30, 1999 includes net rental loss of $77,000 and $112,000 related to the Company's California rice farm and ranch properties. Other income for the six months ended September 30, 1998 includes the reversal of $290,637 of severance costs recorded in the fiscal year ended March 31, 1998 related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc.

On August 6, 1999, the Company repurchased $5,000,000 of its 9% outstanding Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt. The repurchase of these Debentures will reduce the Company's annual interest expense by $450,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 the Company had working capital and a current ratio of $7,635,175 and 6.41 to l, as compared to $13,616,371 and 8.09 to 1, respectively, at March 31, 1999.

Operating Activities

For the six months ended September 30, 1999, the Company had net income of $157,474 primarily because the Company recognized a $3,489,803 extraordinary non-cash gain on the early extinguishment of debt. For the six months ended September 30, 1999, the Company had negative cash flow from operating activities of $2,419,729. During prior periods, the Company generated cash from the sale of its real estate, including in particular, its real estate in Cherry Creek. However, the Company has made no real estate sales this fiscal year and it does not expect real estate sales to be as significant in future periods. In addition, revenues from the sale of real estate in the future are not expected to be sufficient to fund the Company's operations.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

The Company has recently entered into water purchase and sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. The completion of many of these transactions depend, however, on certain regulatory, administrative, and environmental review and decision-making processes, the outcome of which are not predictable. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company's rice farms and ranches; (iii) the Cucamonga Water Fee Agreement; (iv) and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions. Based on the Company's current estimates, revenues from planned water sales and from its existing long-term water development projects are expected to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from revenues derived from such water sales as the Company may from time to time consummate, and from financing it may arrange.

Investing and Financing Activities

On August 6, 1999, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $157,808 for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a non-cash $3,489,803 extraordinary gain on the early extinguishment of debt.

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2000 and fiscal years ending March 31, 2001, 2002, 2003 and 2004 are $322,000, $1,497,000,
        $781,000, $903,000, and $463,000, respectively.

- The Company is required to make semi-annual interest payments of $438,300 on the $9,740,000 remaining outstanding principal amount of the Debentures.

- The holders of 10,165 shares of Series C Preferred Stock outstanding are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $736,963 per year).

- The holders of 10,000 shares of Series D Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $75 per share, payable quarterly on March 15, June 15, September 15, and December 15 of each year (aggregating $750,000 per year).

- Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first

                     WESTERN WATER COMPANY AND SUBSIDIARIES
year. The index price is the sum of the price established by the Metropolitan Water District ("MWD") for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

The Company believes that its working capital and results of operations will be sufficient to fund the Company's foreseeable working capital needs for a period of at least one-year from the date of this report. The Company's ability to operate over the longer term will be dependent upon its ability to derive revenues from its water resources, arrange the purchase and sale of water it doesn't own at a profit, and/or arrange additional financing. The Company's ability to derive revenue from its own water assets depends, in part, on the outcome of regulatory, administrative and environmental review processes. The Company's ability to derive profits from the sale of water it does not currently own depends on its ability to acquire such water, make sales to customers, and arrange delivery, all on an economic basis. Consummation of profitable water sales is subject to a variety of restrictions designed to protect third-party water users and the environment. The Company believes that it can operate profitably within these restrictions. However, public agencies which control critical segments of the public infrastructure necessary to transport and deliver water in California, the Company's principal area of operation at the current time, have restricted access to such facilities through pricing and administrative action. The Company believes that many of these latter restrictions violate the State's Wheeling Act (Section 1810 of the California Water Code). Therefore, and in order to permit it to complete profitable water sales, the Company has undertaken a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. There can, of course, be no assurance that the Company's initiatives will result in removal of such artificial barriers to voluntary water transfers in California or, if they are removed, when that might happen.

Under its agreement with Agbar, the Company is required to use $5,596,897 of its working capital to fund development costs of specific water projects that were identified and agreed upon in conjunction with Agbar's purchase of Series D Preferred Stock. Accordingly, to the extent that the terms of this agreement are not modified to specifically allow the Company to use some or all of the $5,596,897 for its anticipated working capital needs, then the amount that the Company will have available to meet its working capital needs will be reduced.


YEAR 2000

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES


NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133-an amendment of FASB Statement No. 133." The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related variable rate obligation. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended is as follows:

                           2000           2001           2002           2003           2004        Thereafter         Total
                      -------------  -------------  -------------  -------------  -------------  -------------    -------------
Fixed rate debt         $  8,000        $829,000       $ 32,000       $ 71,000       $ 26,000      $9,869,000       $10,835,000
Weighted average
    interest rate            8.0%            8.0%           8.7%           8.3%           9.0%            9.0%              8.9%

Variable rate debt      $314,000        $668,000       $749,000       $832,000       $437,000              --       $ 3,000,000
Weighted average
    interest rate            6.8%            6.8%           6.8%           6.8%           6.8%             --               6.8%

        The Company's variable rate on its variable rate debt is capped at 7.5%.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 14, 1999.

The matters voted upon at the annual meeting were as follows: (i) the election of two members of the Company's Board of Directors for the ensuing period; (ii) the approval of the possible issuance of Common Stock equal to 20% or more of the outstanding Common Stock (or voting power) upon the conversion of shares of Series D Convertible Redeemable Preferred Stock that may be sold in the future; and (iii) the ratification of the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


The voting on each proposal was set forth in the table below.

1.  Election of directors:

                                                    WITHHOLD
                                  FOR              AUTHORITY
                               ---------           ---------
    Ronald I. Simon
    Common shares              4,983,867           2,189,814
    Preferred shares           1,112,347             603,099

    David A. Abel
    Common shares              6,077,471           1,096,210
    Preferred shares           1,715,446                   0

    No other person received any votes.

2. Approve the possible issuance of Common Stock equal to 20% or more of the outstanding Common Stock (or voting power) upon the conversion of shares of Series D Convertible Redeemable Preferred Stock that may be sold in the future:

                                  FOR                 AGAINST        ABSTENTIONS(a)
                               ---------              -------        --------------
    Common shares              4,383,647             700,752              36,474
    Preferred shares             603,099                   0           1,112,347

3. Ratify the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2000:

                                  FOR                 AGAINST        ABSTENTIONS(a)
                               ---------              -------        --------------
    Common shares              7,117,505              24,437              31,739
    Preferred shares           1,715,446                   0                   0

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

                                            WESTERN WATER COMPANY

Date:  November 11, 1999                    By: /s/ Michael Patrick George
                                               ---------------------------------
                                            Michael Patrick George
                                            Chairman, President and Chief
                                            Executive Officer

Date:  November 11, 1999                    By: /s/ Ronald I. Simon
                                               ---------------------------------
                                            Ronald I. Simon
                                            Executive Vice President and Chief
                                            Financial Officer