Form 10-Q
period 1999-12-31
WESTERN WATER CO
filed 2000-02-14
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999



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

As of February 11, 2000, there were 7,894,012 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX



Item                                                                              Page
----                                                                              ----
                         PART I - FINANCIAL INFORMATION


1            Financial statements:

                   Consolidated balance sheets-
                   December 31 (unaudited) and March 31, 1999                       3

                   Unaudited consolidated statements of operations and
                     comprehensive income-
                     Three months ended December 31, 1999 and 1998                  4

                   Unaudited consolidated statements of operations and
                     comprehensive income-
                     Nine months ended December 31, 1999 and 1998                   5

                   Unaudited consolidated statements of cash flows-
                   Nine months ended December 31, 1999 and 1998                     6

                   Notes to consolidated financial statements                       7

2            Management's discussion and analysis of financial
             condition and results of operations                                   12

3            Quantitative and qualitative market risk disclosures                  20


                           PART II - OTHER INFORMATION

6            Exhibits and Reports on Form 8-K                                      20

             Signatures                                                            21

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                         December 31 and March 31, 1999


                                                                                                1999
                                                                                    -----------------------------
ASSETS                                                                              December 31,       March 31,
                                                                                    ------------     ------------
                                                                                     (Unaudited)
Current assets:
        Cash and cash equivalents                                                   $  2,721,194     $    739,126
        Cash and cash equivalents-restricted (Note 2)                                  1,472,201               --
        Investment in available-for-sale securities                                           --       14,061,410
        Investment in available-for-sale securities-restricted (Note 2)                3,151,483               --
        Current portion of notes receivable                                              211,646          216,912
        Current portion of accrued income receivable, net of discount (Note 7)           417,886           46,082
        Other current assets                                                             329,755          472,753
                                                                                    ------------     ------------
            Total Current Assets                                                       8,304,165       15,536,283

Accrued income receivable, net of discount, less current portion (Note 7)                325,028               --
Notes receivable, less current portion                                                   540,996        1,169,491
Land held for sale                                                                     5,422,604        4,505,227
Water rights                                                                          19,200,980       18,716,519
Prepaid leasing costs, net of accumulated amortization                                 3,235,539        3,585,759
Other water assets, net of accumulated amortization (Note 3)                           3,029,006        3,276,872
Deferred debt costs, net of accumulated amortization                                     368,837          598,966
Property and equipment, net of accumulated depreciation                                  181,513          189,659
Other assets                                                                             101,878           52,084
                                                                                    ------------     ------------
                                                                                    $ 40,710,546     $ 47,630,860
                                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                            $     84,966     $     92,108
        Accrued expenses and other liabilities (Note 4)                                  902,280          490,095
        Accrued interest                                                                 267,798           91,988
        Current maturities of long-term debt                                             656,983        1,245,721
                                                                                    ------------     ------------
            Total Current Liabilities                                                  1,912,027        1,919,912
Long-term debt, less current maturities (Note 5)                                       3,230,366        2,972,349
9% Convertible subordinated debentures (Note 9)                                        9,740,000       14,740,000
Deferred gain on sale                                                                     13,333           43,333
                                                                                    ------------     ------------
            Total Liabilities                                                         14,895,726       19,675,594

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 10,165 shares issued and outstanding (aggregate liquidation
  preference of $10,165,000) at December 31 and March 31, 1999, respectively           9,807,464        9,780,867

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 shares issued and outstanding (aggregate liquidation
  preference of $10,000,000) at December 31 and March 31, 1999, respectively          10,000,000       10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares authorized; 8,239,816
          shares issued at December 31 and March 31, 1999, respectively                    8,240            8,240
        Additional paid-in capital                                                    24,423,470       24,347,502
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                   (17,049,479)     (14,922,313)
        Treasury stock, at cost, 345,804 and 292,200 shares at December 31,
          and March 31, 1999, respectively (Note 6)                                   (1,374,875)      (1,259,030)
                                                                                    ------------     ------------
            Total Stockholders' Equity                                                 6,007,356        8,174,399
                                                                                    ------------     ------------
                                                                                    $ 40,710,546     $ 47,630,860
                                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                 Three months ended December 31, 1999 and 1998
                                   (Unaudited)


                                                                            1999            1998
                                                                        -----------     -----------
Revenue:
         Water                                                          $ 1,580,573     $   758,847
         Real estate                                                             --              --
                                                                        -----------     -----------
                                                                          1,580,573         758,847
                                                                        -----------     -----------

Costs of Revenue:
         Water                                                              981,814         728,768
         Real estate                                                             --              --
                                                                        -----------     -----------
                                                                            981,814         728,768
                                                                        -----------     -----------
                Gross Profit                                                598,759          30,079

General and Administrative Expenses (Note 4)                              1,775,019       1,312,223
                                                                        -----------     -----------
                Operating Income (Loss)                                  (1,176,260)     (1,282,144)
                                                                        -----------     -----------

Other Income (Expenses):
         Interest income                                                    119,008         216,120
         Interest expense                                                  (274,083)       (398,119)
         Gain on sale of investment in limited liability company             10,000          10,000
         Other                                                               (5,731)         16,100
                                                                        -----------     -----------
                                                                           (150,806)       (155,899)
                                                                        -----------     -----------
Income (Loss) before Income Taxes                                        (1,327,066)     (1,438,043)
Income Taxes  (Note 8)                                                           --              --
                                                                        -----------     -----------
                Net Income (Loss)                                        (1,327,066)     (1,438,043)

Accretion of preferred stock to redemption value                             (9,041)         (8,355)
Preferred stock dividends                                                  (187,500)       (104,166)
                                                                        -----------     -----------
                Net Income  (Loss) Applicable to Common Stockholders     (1,523,607)     (1,550,564)

Other comprehensive income (loss)-
         Unrealized holding gains (losses) arising during period                 --         (67,341)
                                                                        -----------     -----------
                Comprehensive Income (Loss)                             $(1,523,607)    $(1,617,905)
                                                                        ===========     ===========

Earnings per share-Basic and Diluted:
                Net income (loss) applicable to common stockholders     $     (0.19)    $     (0.19)
                                                                        ===========     ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                  Nine months ended December 31, 1999 and 1998
                                   (Unaudited)


                                                                           1999            1998
                                                                        -----------     -----------
Revenue:
         Water                                                          $ 2,429,158     $   904,208
         Real estate                                                             --         345,615
                                                                        -----------     -----------
                                                                          2,429,158       1,249,823
                                                                        -----------     -----------

Costs of Revenue:
         Water                                                            1,471,331         759,158
         Real estate                                                             --         184,000
                                                                        -----------     -----------
                                                                          1,471,331         943,158
                                                                        -----------     -----------
                Gross Profit                                                957,827         306,665
General and Administrative Expenses (Note 4)                              5,100,048       3,654,986
                                                                        -----------     -----------
                Operating Income (Loss)                                  (4,142,221)     (3,348,321)
                                                                        -----------     -----------

Other Income (Expenses):
         Interest income                                                    501,602         657,126
         Interest expense                                                  (976,716)     (1,073,119)
         Gain on sale of investment in limited liability company             30,000          30,000
         Other                                                              (68,860)        336,100
                                                                        -----------     -----------
                                                                           (513,974)        (49,893)
                                                                        -----------     -----------
Income (Loss) before Income Taxes                                        (4,656,195)     (3,398,214)
Income Taxes  (Note 8)                                                        3,200           2,400
                                                                        -----------     -----------
                Income  (loss) before extraordinary item                 (4,659,395)     (3,400,614)
Extraordinary income on early extinguishment of debt (Note 9)             3,489,803              --
                                                                        -----------     -----------
                Net Income (Loss)                                        (1,169,592)     (3,400,614)
Accretion of preferred stock to redemption value                            (26,597)        (24,578)
Preferred stock dividends                                                  (930,977)       (447,314)
                                                                        -----------     -----------
                Net Income  (Loss) Applicable to Common Stockholders     (2,127,166)     (3,872,506)

Other comprehensive income (loss)-
         Unrealized holding gains (losses) arising during period                 --        (492,413)
                                                                        -----------     -----------
                Comprehensive Income (Loss)                             $(2,127,166)    $(4,364,919)
                                                                        ===========     ===========

Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders         $     (0.71)    $     (0.47)
                  excluding extraordinary item
                Extraordinary item                                             0.44              --
                                                                        -----------     -----------
                Net income (loss)                                       $     (0.27)    $     (0.47)
                                                                        ===========     ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                              1999             1998
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                $ (1,169,592)    $ (3,400,614)
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                Depreciation and amortization                                  824,413          365,784
               Compensation expense on vesting of unexercised
                 compensatory stock options                                     75,963           96,646
               Gain on sale of investment in limited liability company         (30,000)         (30,000)
               Asset impairment charge                                         204,298               --
               Loss on disposition of property and equipment                     2,544            1,982
               Extraordinary income on early extinguishment of debt         (3,489,803)              --
               Allowance for water project costs                               808,791          429,282
               Discount on accrued income receivable                            75,880               --
               Changes in assets and liabilities:
                  (Increase) decrease in:
                     Accrued income receivable                                (772,712)             332
                     Other current assets                                      121,673         (546,253)
                     Land held for sale                                       (594,353)        (541,205)
                     Other assets                                              (49,794)        (159,882)
                     Decrease in water rights                                  737,055               --
                  Increase (decrease) in:
                    Accounts payable                                            (7,142)          90,224
                    Accrued expenses and other liabilities                     412,185         (427,454)
                    Accrued interest                                           333,618          306,269
                                                                          ------------     ------------
            Net cash used in operating activities                           (2,516,976)      (3,814,889)
                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposits for purchase of land and water rights                             --         (140,500)
         Principal payments received on notes receivable                       290,062          201,888
         Purchase of property and equipment                                    (38,277)         (53,034)
         Purchase of available-for-sale securities                          (1,029,552)     (10,604,022)
         Sales of available-for-sale securities                             11,939,479       11,984,720
         Additions to water rights                                            (393,792)        (982,891)
         Purchase of water rights                                           (1,325,000)      (3,215,880)
         Additions to other water assets                                      (124,484)          (6,932)
         Prepayment of leasing costs                                          (511,653)      (3,754,400)
                                                                          ------------     ------------
            Net cash provided by (used in) investing activities              8,806,783       (6,571,051)
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                          800,000        3,560,000
         Payment of debt issue costs                                                --          (84,900)
         Preferred stock dividends                                            (930,977)        (104,166)
         Purchase of common stock                                             (115,840)        (565,726)
         Proceeds from issuance of common stock                                     --           27,000
         Proceeds from issuance of redeemable preferred stock                       --       10,000,000
         Purchase of convertible subordinated debentures                    (1,500,000)              --
         Principal payments on long-term debt                               (1,088,721)        (281,538)
         Cash restricted to fund water development costs                    (1,472,201)              --
                                                                          ------------     ------------
            Net cash (used in) provided by financing activities             (4,307,739)      12,550,670
                                                                          ------------     ------------
Net increase in cash and cash equivalents                                    1,982,068        2,164,730
Cash and cash equivalents, beginning of period                                 739,126          304,988
                                                                          ------------     ------------
Cash and cash equivalents, end of period                                  $  2,721,194     $  2,469,718
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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

         Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of December 31, 1999, the consolidated statements of operations and comprehensive income for the three and nine months ended December 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest ("the Company").

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 1999.

         Income (loss) per share

         The weighted average shares used for basic and diluted net income per share were 7,895,213 and 7,920,286 shares for the three and nine months ended December 31, 1999, and 8,214,849 and 8,229,398 shares for the three and nine months ended December 31, 1998.

         Stock options to purchase 1,932,733 and 1,663,208 shares of common stock at exercise prices ranging from $2.00-$21.00 and $5.44-$21.00 per share for the three and nine months ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

         Warrants to purchase 83,000 shares of common stock expired in October 1999, and therefore were not included in the computation of diluted net income per share for the three months and nine months ended December 31, 1999. Warrants to purchase 20,000 and 98,000 shares of common stock at $5.75 and $17.50 per share were not included in the computation of diluted net income per share for the three and nine months ended December 31, 1998, respectively, as their effect would have been antidilutive.

         Debentures convertible into 614,123 and 945,763 shares of common stock at a conversion price of $15.86 per share were not included in the computation of diluted net income per share for the three and nine months ended December 31, 1999 and 1998, respectively, as their effect would have been antidilutive.

         Series C redeemable preferred stock convertible into 611,593 and 569,551 shares of common stock at a conversion price of $16.62 per share was not included in the computation of diluted net income per share for the three and nine months ended December 31, 1999 and 1998, respectively, as its effect would have been antidilutive.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

         Income (loss) per share

         Series D redeemable preferred stock convertible into 1,112,347 shares of common stock at a conversion price of $8.99 per share was not included in the computation of diluted net income per share for the three and nine months ended December 31, 1999 and 1998, as its effect would have been antidilutive.

         Reclassifications

         Certain reclassifications of prior period amounts have been made in order to conform to the current year presentation.

NOTE  2. RESTRICTED CASH:

         Under the Company's Strategic Relationship Agreement (the "Agreement") with Sociedad General de Aguas de Barcelona, S. A. ("Agbar"), the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of December 31, 1999, a total of $5,376,316 had been expended on such project development and capital costs. Prior to the quarter ended December 31, 1999, management of the Company had a reasonable expectation that Agbar would waive or modify the restrictions under the Agreement. During the quarter ended December 31, 1999, management initiated discussions with Agbar seeking such a waiver or modification of these restrictions. Pending a resolution of this issue, management has decided to classify the remaining proceeds of the Series D Preferred Stock as restricted. Thus, the Company treats as restricted the remaining proceeds from the Series D Preferred Stock amounting to $4,623,684. Investment in available-for-sale securities of $3,151,483 and cash and cash equivalents of $1,430,201 totaling $4,623,684 are restricted.

NOTE  3. ASSET IMPAIRMENT:

         Other water assets include the Company's investment in shares of certain Southern California mutual water companies ("Investment"). The Investment is carried at cost plus the Company's proportionate share of capital assessments by the mutual water companies. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluated the recoverability of its Investment and determined that its future undiscounted cash flows (without interest) was below its carrying value. Accordingly, during the three months ended December 31, 1999, the Company adjusted the carrying value of the Investment to its estimated fair value, resulting in a non-cash impairment loss of $204,298.

NOTE  4. CONSOLIDATION CHARGES:

         During the quarter ended December 31, 1999, the Company decided to consolidate its corporate headquarters into its Point Richmond, California office and to close its existing San Diego office. The consolidation, which is expected to be completed during the quarter ending June 30, 2000, will result in the reduction of five administrative

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE  4. CONSOLIDATION CHARGES: (CONTINUED)

         personnel from its San Diego office, of which four employees remain as of December 31, 1999, and the early termination of (or other provision for) its office and equipment leases in San Diego. As of December 31, 1999, total severance costs and payroll taxes related to the termination of the five employees amounting to $69,611 were charged to general and administrative expenses, of which $60,548 was accrued. In addition, exit costs of $96,339 comprised of lease termination and other costs, were also charged to general and administrative expenses. Total accrued consolidation costs amounting to $156,887 were included on the balance sheet as of December 31, 1999 as "accrued expenses and other liabilities." There were no other adjustments to the liability account as of December 31, 1999.

         The consolidation is anticipated to result in the elimination of two administrative positions and the transfer of three positions to Point Richmond.

         In addition, the Company identified certain fixed assets that will be sold upon the closing of its existing San Diego office. Accordingly, the Company has revised the estimated useful lives of these fixed assets which will be used until the closing of its existing San Diego office, and has recorded an additional depreciation charge amounting to $6,253 for the quarter ended December 31, 1999.

NOTE  5. LONG-TERM DEBT:

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

NOTE  6. TREASURY STOCK PURCHASE PROGRAM:

         In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the nine months ended December 31, 1999, the Company repurchased 49,000 shares of common stock at a cost of $115,840. Since November 1998, the Company has repurchased 341,200 shares of common stock at a cost of $1,374,870.

NOTE  7. DISCOUNT ON ACCRUED INCOME RECEIVABLE:

         The Company has recorded a discount on accrued income receivable of $75,880 to account for the interest free period under one of its water sales contracts. Beginning January 1, 2000, the Company will recognize interest income from the accretion of the discount of $50,908 and

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE  7. DISCOUNT ON ACCRUED INCOME RECEIVABLE: (CONTINUED)

         $24,972 over the twelve months ended December 31, 2000 and 2001, respectively, or sooner in the event of an earlier payment of the receivable.

NOTE  8. INCOME TAXES:

         Management does not expect there will be taxable income for the fiscal year ended March 31, 2000. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 1999.

NOTE  9. EXTRAORDINARY INCOME:

         On August 6, 1999, the Company repurchased $5,000,000 of its outstanding 9% Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt.

NOTE  10.      SEGMENT INFORMATION:

         The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three and nine months ended December 31, 1999 and 1998 is presented below:

                                               Three months ended              Nine months ended
                                                   December 31,                   December 31,
                                          ---------------------------     ---------------------------
                                              1999            1998            1999            1998
                                          -----------     -----------     -----------     -----------
Segment revenue:
     Water                                $ 1,580,573     $   758,847     $ 2,429,158     $   904,208
     Real estate                                   --              --              --         345,615
                                          -----------     -----------     -----------     -----------
                                          $ 1,580,573     $   758,847     $ 2,429,158     $ 1,249,823
                                          ===========     ===========     ===========     ===========
Net income (loss):
     Segment:
          Water                           $   598,759     $    30,079     $ 1,472,331     $   145,050
          Real estate                              --              --              --         161,615
     Non-segment                           (1,925,825)     (1,468,122)     (2,641,923)     (3,707,279)
                                          -----------     -----------     -----------     -----------
                                          $(1,327,066)    $(1,438,043)    $(1,169,592)    $(3,400,614)
                                          ===========     ===========     ===========     ===========
Depreciation and amortization expense:
     Segment-Water                        $   245,000     $   235,460     $   718,548     $   264,622
     Non-segment                               32,094          48,017         105,865         101,162
                                          -----------     -----------     -----------     -----------
                                          $   277,094     $   283,477     $   824,413     $   365,784
                                          ===========     ===========     ===========     ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



          The Company recognized revenue of $45,000 and $135,000 under the Cucamonga Fee Agreement for the three and nine months ended December 31, 1999 and 1998, respectively. For the three and nine months ended December 31, 1999, the Company recognized revenue of $320,665 and $961,995 from the City of Inglewood. For the three and nine months ended December 31, 1998, the Company recognized revenue of $320,665 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.


NOTE  11. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                      Nine months ended
                                                                                         December 31,
                                                                                   -----------------------
                                                                                      1999          1998
                                                                                   ---------     ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $ 705,243     $ 830,056
    Interest capitalized during the period                                            62,145        78,508
      Cash paid during the period for income taxes                                     3,200         2,400

Supplemental disclosure of non-cash investing and financing
   activities:
     Recognition of gain on sale of investment in limited
        liability company                                                            (30,000)      (30,000)
     Preferred stock issued in lieu of cash dividends                                     --       343,148
     Accretion of preferred stock to redemption value                                 26,597        24,578
     Unrealized loss on available-for-sale securities                                     --      (492,413)
     Disposition of property and equipment
        and related accumulated depreciation:
           Property and equipment                                                     (2,678)       (2,477)
           Accumulated depreciation                                                      134           495
     Forgiveness of debt resulting from sale of land
        held for sale:
           Long-term debt                                                            (42,000)           --
           Land held for resale                                                       42,000            --
     Forgiveness of note receivable and related accrued
        interest from purchase of land held for sale:
           Land held for sale                                                       (365,024)           --
           Note receivable                                                           343,699            --
           Other current assets                                                       21,325            --
     Write off of other water assets, prepaid leasing costs
        and related allowance for water project costs:
           Other water assets                                                        248,624            --
           Prepaid leasing costs                                                      21,514            --
           Allowance for water project costs                                        (270,138)           --

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Western Water Company (the "Company") identifies, acquires, develops, sells and leases water and water rights in the western United States. For the last few years, the Company has been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and recently, the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company's current principal activity is the acquisition and development of water rights and the sale or lease of its water. Although the Company has increased revenue derived from water sales, the Company has historically derived most of its revenue from the sale of real estate that it acquired for the associated water rights.

        Capital structure changes

        On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). On August 6, 1999, the Company repurchased $5,000,000 of the outstanding Debentures. Taking into account prior repurchases, the amount of Debentures outstanding as of December 31, 1999 was $9,740,000.

        In 1997, the Company issued $9,000,000 of its Series C Preferred Stock. Each share of Series C Preferred Stock is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The holders of the Series C Preferred Stock are entitled to receive,

                     WESTERN WATER COMPANY AND SUBSIDIARIES



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

        Consolidation of offices

During the quarter ended December 31, 1999, the Company decided to consolidate its corporate headquarters into its Point Richmond, California office and to close its existing San Diego office.

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and nine months ended December 31, 1999 and 1998.


                                  CONSOLIDATED

                                                   Three months ended              Nine months ended
                                                       December 31,                   December 31,
                                              ---------------------------     ---------------------------
                                                  1999            1998            1999            1998
                                              -----------     -----------     -----------     -----------
Revenue                                       $ 1,581,000     $   759,000     $ 2,429,000     $ 1,250,000
                                              ===========     ===========     ===========     ===========

Loss before income taxes                      $(1,327,000)    $(1,438,000)    $(4,656,000)    $(3,399,000)
Income taxes                                           --              --           3,000           2,000
                                              -----------     -----------     -----------     -----------
Loss before extraordinary item                 (1,327,000)     (1,438,000)     (4,659,000)     (3,401,000)
Extraordinary item on early extinguishment
   of debt                                             --              --       3,490,000              --
                                              -----------     -----------     -----------     -----------
Net income (loss)                              (1,327,000)     (1,438,000)     (1,169,000)     (3,401,000)
Accretion of preferred stock to
   redemption value                                (9,000)         (8,000)        (27,000)        (25,000)
Preferred stock dividends                        (188,000)       (105,000)       (931,000)       (447,000)
                                              -----------     -----------     -----------     -----------
Net income (loss) applicable to
   common stockholders                        $(1,524,000)    $(1,551,000)    $(2,127,000)    $(3,873,000)
                                              ===========     ===========     ===========     ===========
Basic and diluted net income (loss)
   applicable to common stockholders          $      (.19)    $      (.19)    $      (.27)    $      (.47)
                                              ===========     ===========     ===========     ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES



The Company reports its operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair values of the components at the time of acquisition, and subsequent development costs are allocated to the appropriate component whenever possible. In some cases, the Company had relied on valuations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate. As properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2000. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 1999.


                                  WATER RIGHTS

                                Three months ended          Nine months ended
                                   December 31,                December 31,
                             -----------------------     -----------------------
                                1999          1998          1999          1998
                             ----------     --------     ----------     --------
Revenue                      $1,581,000     $759,000     $2,429,000     $904,000

Cost of Revenue                 982,000      729,000      1,471,000      759,000
                             ----------     --------     ----------     --------

Gross Profit                 $  599,000     $ 30,000     $  958,000     $145,000
                             ==========     ========     ==========     ========

Water revenue for the three and nine months ended December 31, 1999 includes water sales of $1,295,000 and $1,936,000, water rights leases of $232,000 and $339,000, and amounts accrued under the Cucamonga Fee Agreement and other of $54,000 and $154,000, respectively. Water revenue for the three and nine months ended December 31, 1998 includes water sales of $691,000 and $691,000, water rights leases of zero and $33,000, and of payments received under the Cucamonga Fee Agreement and other of $68,000 and $180,000, respectively.

Cost of revenue for the three and nine months ended December 31, 1999 includes $230,000 and $690,000, respectively, of fees and lease costs, $737,000 of water sold from the Company's inventory, and amortization of the Cucamonga Water Fee Agreement. Cost of revenue for the three and nine months ended December 31, 1998 includes $714,000 of fees and lease costs, and the amortization of the Cucamonga Water Fee Agreement.

The small gross margin (4%) for water transactions in the three months ended December 31, 1998 was due to the inclusion of a sale to the Santa Margarita Water District in a pilot program in cooperation with the Metropolitan Water District of Southern California. Taking into account all costs and expenses related to the pilot transaction, the Company incurred a net loss of $110,000 on that transaction, which net loss negatively impacted the gross margin for the period.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



                                   REAL ESTATE

                                    Three months ended       Nine months ended
                                        December 31,           December 31,
                                    -------------------     --------------------
                                     1999         1998       1999        1998
                                    ------       ------     -------     --------
Revenue                             $   --       $   --     $    --     $346,000
                                    ------       ------     -------     --------
Cost of Revenue                         --           --          --      184,000
                                    ------       ------     -------     --------
Gross Profit                        $   --       $   --     $    --     $162,000
                                    ------       ======     -------     ========

The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold.

There were no real estate sales for the three months ended December 31, 1999 and 1998.

Real estate revenue for the nine months ended December 31, 1998 resulted from the sale of 72 acres of Cherry Creek property and from the sale of 20 acres of property in Glenn County, California. Cost of real estate revenue include the allocated purchase price of the property sold, directly related development costs, sales commissions and other sales costs.


                       GENERAL AND ADMINISTRATIVE EXPENSES

                                              Three months ended             Nine months ended
                                                  December 31,                  December 31,
                                         ---------------------------    --------------------------
                                             1999            1998           1999           1998
                                         -----------      ----------    -----------     ----------
General and Administrative Expenses      $ 1,775,000      $1,312,000    $ 5,100,000     $3,655,000

General and administrative expenses for the three months ended December 31, 1999 increased by $463,000 (35%) from the comparable period ended December 31, 1998, primarily due to non-recurring charges. The increase was due to an asset impairment charge ($204,000), consolidation costs related to the closing of its existing San Diego office ($166,000), increased allowance for water rights projects under development ($112,000) and increased non-capitalizable consulting and engineering ($92,000) which increases were offset, in part, by a decrease in legal costs ($114,000). The consolidation, which is expected to be completed during the quarter ending June 30, 2000, will result in the net reduction of two administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego. As of December 31, 1999, total severance and payroll taxes related to the termination of the five employees in the San Diego office amounting to $70,000 were charged to general and administrative expenses, of which $61,000 was accrued. General and administrative expenses for the nine months ended December 31, 1999 increased by $1,445,000 (40%) from the comparable period ended December 31, 1998, were due, in part, to non-recurring charges. The increase was due to increased allowance for water rights projects under development ($379,000), an increase in non-capitalizable consulting and engineering expenses ($326,000), severance costs related to the resignation of one of its officers ($254,000), an asset impairment charge ($204,000), consolidation costs related to the reductions in personnel and the closing of its existing San Diego office ($166,000), and increased travel expenses related to the Company's expanded efforts to develop its water sales program ($67,000).

                     WESTERN WATER COMPANY AND SUBSIDIARIES



                          OTHER NON-SEGMENT INFORMATION

                                            Three months ended            Nine months ended
                                               December 31,                  December 31,
                                         -----------------------     ---------------------------
                                            1999          1998          1999            1998
                                         ---------     ---------     -----------     -----------
Interest income                          $ 119,000     $ 216,000     $   502,000     $   657,000

Interest expense                          (274,000)     (398,000)       (977,000)     (1,073,000)

Gain on sale of investment in limited
   liability company                        10,000        10,000          30,000          30,000

Other                                       (6,000)       16,000         (69,000)        336,000

Extraordinary income                            --            --       3,490,000              --

Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for the three and nine months ended December 31, 1999 from the comparable periods ended December 31, 1998 due primarily to lower investment balances.

Interest expense includes $219,000 and $817,000 and $338,000 and $1,013,000 of interest related to the principal amount of outstanding Debentures for the three and nine months ended December 31, 1999 and 1998, respectively. Interest expense for the three and nine months ended December 31, 1999 also includes $55,000 and $160,000 and $60,000 and $60,000, respectively, of interest related to the $2,843,000 term loan. Interest of $22,000 and $62,000 and $19,000 and $51,000
was capitalized during the three and nine months ended December 31, 1999 and 1998, respectively, in connection with the development of water rights.

The Company sold its interest in the Nevada Land & Resource Company ("Nevada LLC") in April 1997. As a result of the sale, the Company deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized $10,000 and $30,000 of the deferred gain during the three and nine months ended December 31, 1999 and 1998, respectively.

Other income/loss for the three and nine months ended December 31, 1999 includes net rental loss of $12,000 and $124,000 related to the Company's California rice farm and ranch properties. Other income/loss for the three and nine months ended December 31, 1998 includes net rental income of $16,000 and net rental loss of $25,000, respectively. In addition, other income/loss for the nine months ended December 31, 1998 includes the reversal of $290,637 of severance costs recorded in the fiscal year ended March 31, 1998 related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES



LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 the Company classified $4,623,684 of its assets as restricted. Considering this adjustment, the Company had working capital and a current ratio of $1,768,454 and .92 to l, as compared to $13,616,371 and 8.09 to 1, respectively, at March 31, 1999.

Operating Activities

For the nine months ended December 31, 1999 the Company recognized revenues of $2,429,158 and a gross profit of $957,827, primarily from water sales and the lease of water rights. However, the gross profit was offset by $5,100,048 of general and administrative expenses consisting of payroll and fringes ($1,457,535), consulting and engineering costs ($910,398), allowance for water rights projects under development ($808,792), severance and consolidation costs ($420,340), an asset impairment charge ($204,298), and miscellaneous costs of $1,298,685. The Company recognized $501,062 from interest income earned primarily from its cash and cash equivalents and investments. This interest income was offset by $976,716 interest expense incurred on its Debentures and $2,843,000 term loan. The Company's nine-month operating loss of $4,659,395 was partially offset by a $3,489,803 extraordinary non-cash gain on the early extinguishment of debt.

For the nine months ended December 31, 1999, the Company had negative cash flow from operating activities of $2,516,976. During prior periods, the Company generated cash from the sale of its real estate, including in particular, its real estate in Cherry Creek. However, the Company has made no real estate sales this fiscal year and it does not expect real estate sales to be as significant in future periods.

The Company has recently completed the sale of water previously acquired by the Company. The sale generated gross profit, and the Company is attempting to complete other similar transactions. The completion of many of these transactions depend, however, on certain regulatory, administrative, and environmental review and decision-making processes, the outcome of which are not predictable. However, while revenues from (i) existing water sales contracts;
(ii) leasing the Company's rice farms and ranches; (iii) the Cucamonga Water Fee Agreement; and (iv) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than the occasional sales of real estate assets, such recurring revenues will be insufficient to cover general and administrative expenses, and interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions. Based on the Company's current estimates, revenues from planned water sales and from its existing long-term water development projects are expected to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will have to be funded primarily from the Company's existing financial resources, from revenues derived from such water sales as the Company hereafter may from time to time consummate, and from any future financing it may arrange.

In order to reduce its on-going operating expenses the Company decided, during the quarter ended December 31, 1999, to consolidate its corporate headquarters into its Point Richmond, California office and to close its existing San Diego office. The consolidation, which is expected to be completed during the quarter ending June 30, 2000, will result in the net reduction of two administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego. As of December 31, 1999, total severance costs and payroll taxes related to the termination of the five employees in the San Diego office amounting to $69,611 were charged to general and administrative

                     WESTERN WATER COMPANY AND SUBSIDIARIES



expenses, of which $60,548 was accrued. In addition, exit costs of $96,339 comprised of lease termination and other costs, were also charged to general and administrative expenses. Total accrued consolidation costs amounting to $156,887 were included on the balance sheet as of December 31, 1999 as "accrued expenses and other liabilities." There were no other adjustments to the liability account as of December 31, 1999.

The consolidation is anticipated to result in the elimination of two administrative positions and the transfer of three positions to Point Richmond. The Company believes that the expected increase in future earnings and cash flow from reduced employee expense and lease costs associated with the consolidation will approximate $230,000 per year. The Company anticipates realizing the initial effects of the consolidation during the quarter ending March 31, 2000.


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

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2000 and fiscal years ending March 31, 2001, 2002, 2003 and 2004 are $157,000, $1,455,000, $781,000,
    $903,000, and $463,000, respectively.

- The Company is required to make semi-annual interest payments of $438,300 on the $9,740,000 remaining outstanding principal amount of the Debentures.

- The holders of the 10,165 outstanding shares of Series C Preferred Stock are entitled to receive, when and if declared, annual cash dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $736,963 per year).

- The holders of the 10,000 outstanding shares of Series D Preferred Stock are entitled to receive, when and if declared, annual cash dividends in the amount of $75 per share, payable quarterly on March 15, June 15, September 15, and December 15 of each year (aggregating $750,000 per year).

- Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide the Company with 1,008 acre-feet per year for a payment by the Company $157.50 this year, which amount will escalate over the remaining three-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment by the Company of an amount per acre-foot of water determined by multiplying the cost for the first year ($135) by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the Metropolitan Water District ("MWD") for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



The Company's ability to operate over the long term will be dependent upon its ability to derive revenues from its water resources, arrange the purchase and sale of water it doesn't own at a profit, and/or arrange additional financing. The Company's ability to derive revenue from its own water assets depends, in part, on the outcome of regulatory, administrative and environmental review processes. The Company's ability to derive profits from the sale of water it does not currently own depends on its ability to acquire such water, make sales to customers, and arrange delivery, all on an economic basis. Consummation of profitable water sales is subject to a variety of restrictions designed to protect third-party water users and the environment. The Company believes that it can operate profitably within these restrictions. However, public agencies which control critical segments of the public infrastructure necessary to transport and deliver water in California, the Company's principal area of operation at the current time, have restricted access to such facilities through pricing and administrative action. The Company believes that many of these latter restrictions violate the State's Wheeling Act (Section 1810 of the California Water Code). Therefore, and in order to permit it to complete profitable water sales, the Company has undertaken a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. There can, of course, be no assurance that the Company's initiatives will result in removal of such artificial barriers to voluntary water transfers in California or, if they are removed, when that might happen.

Based on its existing current assets and on its projected operating income and expenses, the Company anticipates that it will be able to fund its foreseeable working capital needs for approximately one year from the date of this report. However, under the Company's Strategic Relationship Agreement with Agbar, the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of December 31, 1999, a total of $5,376,316 had been expended on such development and capital costs. Prior to the quarter ended December 31, 1999, management of the Company had a reasonable expectation that Agbar would waive or modify the restrictions under the Strategic Relationship Agreement. During the quarter ended December 31, 1999, management initiated discussions with Agbar seeking such a waiver or modification of these restrictions. Pending a resolution of this issue, management has decided to classify the remaining proceeds of the Series D Preferred Stock as restricted. As a result, $4,623,684 of the Company's current assets, consisting of $3,151,483 of available-for-sale securities and $1,472,201 of cash and cash equivalents, are restricted. Without the use of these restricted funds, the Company believes it will not be able to meet its anticipated financial obligations from unrestricted cash and other currently available sources in the next twelve months. Any such waiver or modification would likely be made within the context of a change in Agbar's rights under the Strategic Relationship Agreement and for the Series D Preferred Stock. The Company may attempt to improve its working capital position by raising additional equity funds and/or selling some of its assets. No assurance can be given that the Company will obtain Agbar's waiver to use the restricted funds or, if the Company elects to do so, that it will be able to raise additional funds.

In view of its cash situation the Company is considering the restructuring of its preferred stock and/or Debentures to reduce its fixed charges and has retained Houlihan Lokey Howard & Zukin Capital to assist in this effort.

YEAR 2000

The Company formed a project team to identify Year 2000 impacts, resolve Year 2000 problems and implement compliance plans. The Company developed a plan for converting impacted items, and completed the conversion at a cost of approximately $1,500. Through the date of this report, there have been no adverse effects on the Company's business, results of operations or financial condition as a result of Year 2000 problems with its computer systems and operations. In addition, the Company has not encountered any Year 2000 problems with any of its vendors. Although the Company has made reasonable efforts to identify and protect itself with respect to external Year 2000 problems, there can be no assurance that the Company will not be affected by such problems. The Company will consider the

                     WESTERN WATER COMPANY AND SUBSIDIARIES



necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue, should one arise.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133-an amendment of FASB Statement No. 133". The Company anticipates that the adoption of SFAS No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.


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

                         2000          2001          2002          2003          2004       Thereafter        Total
                      ---------     ----------    ----------    ----------    ---------     ----------     -----------
Fixed rate debt       $      --     $  787,000    $   32,000    $   71,000    $  26,000     $9,868,000     $10,785,000
Weighted average
    interest rate           n/a            8.0%          8.7%          8.3%         9.0%           9.0%            8.9%

Variable rate debt    $ 157,000      $ 668,000     $ 749,000     $ 832,000    $ 437,000             --     $ 2,843,000
Weighted average
    interest rate           7.5%           7.5%          7.5%          7.5%         7.5%            --             7.5%

The Company's variable rate on its variable rate debt is capped at 7.5% for the duration of the loan.


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



                                 WESTERN WATER COMPANY

Date:  February 11, 2000         By: /s/ Michael Patrick George
                                    --------------------------------------------
                                 Michael Patrick George
                                 Chairman, President and Chief Executive Officer


Date:  February 11, 2000         By: /s/ Ronald I. Simon
                                    --------------------------------------------
                                 Ronald I. Simon
                                 Executive Vice President and
                                 Chief Financial Officer