Form 10-K
period 2000-03-31
WESTERN WATER CO
filed 2000-06-29
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000.

                         Commission file number 0-18756

                              WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)
                                 (www.wwtr.com)


         DELAWARE                                         33-0085833
(State of incorporation)                    (I.R.S. Employer Identification No.)

      102 WASHINGTON AVENUE, POINT RICHMOND, CALIFORNIA      94801
            (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (510) 234-7400


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

                                 YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2000 was approximately $2,950,775 (based on last reported sale price of $0.375 per share of common stock on that date). All directors are considered affiliates. There were 7,894,012 shares of registrant's common stock outstanding as of June 26, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year, are incorporated herein by reference in Part III of this Report.

                                TABLE OF CONTENTS


ITEM                                                                                      PAGE
    PART I

1.  Business...............................................................................  3

2.  Properties............................................................................. 12

3.  Legal Proceedings...................................................................... 13

4.  Submission of Matters to a Vote of Security Holders.................................... 15


    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.................. 16

6.  Selected Financial Data................................................................ 17

7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................................................18

7A. Quantitative and Qualitative Market Risk Disclosures................................... 26

8.  Consolidated Financial Statements and Supplementary Data............................... 26

9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure............................................... 26


    PART III

10. Directors and Executive Officers of the Registrant..................................... 27

11. Executive Compensation................................................................. 27

12. Security Ownership of Certain Beneficial Owners and Management..........................27

13. Certain Relationships and Related Transactions......................................... 27


    PART IV

14. Exhibits, Consolidated Financial Statement Schedules
      and Reports on Form 8-K.............................................................. 28

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2000 and 2001 and any Current Reports on Form 8-K filed by the Company.


                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

    The principal business of Western Water Company (the "Company") has been to identify, acquire, develop, sell and lease water and water rights in the western United States. For the last few years, the Company has been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and recently, the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. Prior to the fiscal year ended March 31, 1999, the Company derived most of its revenue from the sale of real estate that it acquired for the associated water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights. In the most recent fiscal year, virtually all revenues were generated from the sale of water owned by the Company, or the sale of water which the Company purchased for the purpose of reselling it. However, the Company's inability to overcome regulatory obstacles to additional water transfers has forced the Company to reconsider its business plans and to consider other alternatives, including the sale of the Company or the sale of its principal assets.

    Through the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, in which demand is expected to exceed the water resources currently available to these areas. During the fiscal year ended March 31, 2000, the Company executed a variety of "take if delivered" wholesale water supply contracts with a number of retail municipal water agencies. However, it has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Based on its inability to generate revenues from water sales, the Company has suspended its asset acquisition program, has reduced its marketing activities, has curtailed other overhead expenditures, and deferred certain development activities. The Company is concentrating its current efforts on overcoming the regulatory obstacles to water transfers and in arranging water transfers that do not face such obstacles. Given its current financial situation, however, the Company is considering various alternatives, including the sale of the Company, or the sale of certain assets. The Company has retained Houlihan, Lokey, Howard & Zukin Capital to assist it in evaluating various alternatives.

Since 1998, the Company has focused its efforts on becoming an independent water wholesaler to municipalities and other agencies located in California and Colorado. The Company's goals were to acquire water assets, develop the water assets for resale, and to then sell or lease water derived from those assets to municipalities or other water utilities, agencies or districts. In connection with its Southern California water transfer activities, the Company has, to date, (i) acquired the rights to annually pump approximately 1,219 and 243 acre-feet of water from the Central Water Basin and West Coast Basin in Los Angeles County, respectively, (ii) acquired the rights to annually pump approximately 2,996 acre-feet of water from the Mojave Basin in San Bernardino County, (iii) entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("Inglewood") pursuant to which Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period and simultaneously agreed to buy, 5,950 acre-feet of water each year for the same five-year period, and (iv) acquired various interests in Southern California mutual water companies. Although the Company has commenced reselling/leasing certain of these water assets or the water derived there from, its ability to maximize the revenue potential of the foregoing water assets is subject to various regulatory hurdles and litigation matters described below in this Annual Report. Furthermore, as noted elsewhere in this report, a number of the Company's water transfer projects may be delayed indefinitely due to the opposition of various regulatory bodies or the uncertainty and cost associated with litigation.

    In addition to the assets and rights the Company acquired in connection with its Southern California water transfer program, the other principal California water interests currently owned by the Company consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the "Yuba Property") located along the Yuba River in California, and the water rights associated with 2,236 acres of California rice farms and ranches (some of this land has been previously sold by the Company) located in Northern California. As disclosed elsewhere in this report, the Company believes there are significant obstacles to realizing value from its water rights associated with the Yuba Property. The Company's California real estate holdings consist of approximately 1,570 acres located in Northern California and 607 acres in Southern California.

    The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of undeveloped land and certain other water rights in the Cherry Creek basin. This land is in the drainage area of Cherry Creek, south of Denver, in Douglas County, Colorado. It was purchased by the Company in 1992 and most of the land has been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company's real estate holdings in Colorado currently consist of approximately 408 acres of primarily undeveloped land located in the Cherry Creek basin.

    The Company's principal executive office has been relocated to 102 Washington Avenue, Point Richmond, CA 94801. Its telephone number is (510) 234-7400. Unless the context requires otherwise, references to the "Company" in this report include Western Water Company and to all of its subsidiaries. On September 18, 1992, the Company changed its name from "YG Development Company" to "Western Water Company," and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

OVERVIEW OF WATER MARKETS

    There is a developing public policy to expand water markets in the western United States to help meet the need for increased water supply and reliability because of population growth and chronic imbalances between areas of water abundance and areas of deficit. The objectives of this developing public policy include improved clarity of water rights, access to existing conveyance facilities at a fair price, and competitive price-sensitive allocation of scarce water resources.

    According to the State Water Plan (Bulletin 160-98) of the California Department of Water Resources ("DWR"), last updated in November 1998, the amount of water used in Southern California is estimated at 10.5 million acre-feet in 1995, and is expected to grow to 11.4 million acre-feet in 2020. Even assuming the development of a number of new water resources and significant additional conservation efforts over the forecast period, the shortage of water estimated at 200,000 acre-feet in 1995 is estimated to grow to 1.3 million acre-feet by 2020, as the available supply is expected to decrease from 10.3 million acre-feet in 1995 to 10.1 million acre-feet in 2020. Although such deficits have historically been made up through overdraft of groundwater, this source is already under severe strain and limitations on availability are expected to constrict the overall supply in certain areas of California.

    Douglas County, Colorado, south of Denver, is experiencing very rapid population growth. This county also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available, as existing supplies are already controlled by others and development of new water supply projects has been blocked. Local agencies are turning to the sustainable use of local groundwater as the key to meeting new demands on their systems. Demand for water to supply new growth is expected to exceed 50,000 acre-feet over the next 20 years.

REGULATORY OVERVIEW

    Water rights in California are subject to complex laws, regulations and jurisdictions that complicate the development of water for transfer and sale. Under the doctrine of appropriation, a water user can publicly claim water from a river for beneficial use, so long as the water is physically available from the flow of the river after accounting for the rights of prior appropriators. Thus, older appropriations are senior in right to later appropriations. However, senior appropriative rights may be lost through non-use for long periods. Beginning in 1914, surface water (generally, water in rivers) has been subject to regulation by the State Water Resources Control Board ("SWRCB"). The SWRCB oversees a registry of surface right appropriations and a dispute resolution process designed to mediate competing claims to the use of the State's surface water. In the past, the Company has claimed various appropriative rights on the Yuba River, some of which predate SWRCB jurisdiction (pre-1914 rights) and should therefore be "grandfathered" from regulatory jurisdiction, but information developed in the most recent fiscal year indicates that development of these rights associated with the Yuba Property for transfer and use outside the immediate area of Yuba County will take longer and cost more than the Company had formerly anticipated.

    California law also recognizes the rights of landowners adjacent to a river to divert an unquantified amount of water from the river for beneficial use on such lands (riparian rights) or for instream beneficial use. Riparian rights cannot be forfeited through non-use. Through its interest in the water rights associated with the Yuba Property, the Company claims riparian rights on the Yuba River; these riparian claims are supported, as well, by a court decree dating from 1929.

    Groundwater (generally, water in underground aquifers) is not subject to statewide regulation. Overlying landowners have the right to place wells on their property and pump water from the underlying aquifer. In some cases, such water rights may be severed from the land and traded separately. The Company has retained the groundwater rights associated with the Yuba Property, but information developed in the most recent fiscal year indicates that development of such rights will take longer and cost more than formerly anticipated. In addition, recovery and export of groundwater originating in Yuba County is subject to extensive area of origin protections that the Company must observe in realizing value from such rights.

    When there are disputes about groundwater rights, generally as the result of overdrawing a water basin by multiple wells, such disputes are either negotiated to resolution among the surrounding pumpers or submitted to litigation. In Southern California, there are several basins in which such litigation has resulted in a legal apportionment of the annual safe yield of the basin among the historic pumpers. Such so-called adjudicated basins are regulated by a court-appointed "watermaster" who manages an accounting system to assure that extractions from the basins are limited in accordance with the court's order. The Company has purchased water rights in three such adjudicated basins located in Southern California.

    The proposed transfer of water from a place of origin to a proposed area of use in another region of the State generally requires a series of regulatory approvals designed to assure that other water users and the environment are not harmed by the transfer. For example, the Company had sought clarification of the rules for such transfers in the context of a petition before the SWRCB. Under the petition, Natomas Central Mutual Water Company sought permission to transfer water it has the right to appropriate from the Sacramento River to the Company. During the most recent fiscal year, the SWRCB issued Order WR 99-012, which significantly limited the amount of water available for transfer as a result of Natomas's conservation efforts. The Company is currently engaged in arranging for the resale of such water to its customers, but the timing and value of such resale remains subject to a variety of regulatory and cost hurdles including the lack of available conveyance capacity in the State Water Project and the prohibitive cost of using such capacity as may exist.

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

    Under legislation enacted in 1986 ("the Wheeling Statute"), available capacity in such public water systems is required to be made available to facilitate voluntary water transfers, subject to "fair compensation" to the owner of the infrastructure. In light of uncertainty regarding application of the Wheeling Statute and the reluctance of system operators to accommodate water transfers, the Company has sought clarification through request, negotiation and further legislation. The outcome of the Company's efforts to gain such clarification is not yet certain. Therefore, even as to water rights clearly owned by the Company and eligible for transfer according to applicable water rights law, there can be no assurance that the Company will gain access to available conveyance capacity on a timely basis or at an economic cost. Without such access, the Company's ability to sell water has been and will continue to be severely constrained. The results of the Company's efforts in the most recent fiscal year to gain such clarification have been unsatisfactory, and the Company now anticipates that obtaining clarification of these issues may take several more years.

DESCRIPTION OF BUSINESS

    The Company's business goal has been to create shareholder value by producing annuity-like income through identifying undervalued water assets, and enhancing the value of those assets via development, transmission and delivery to customers in densely populated areas in the arid western United States. However, the Company's inability to overcome regulatory obstacles to economic water transfers, has forced it to reconsider its business plans and consider other alternatives, including the sale of the Company or the sale of assets. Until this past fiscal year, the Company had believed that the regulatory obstacles that have prevented the creation of a water market would be lowered and that the Company would be able to monetize its various water assets. The Company has been acquiring water assets and marketing those water assets to numerous water agencies and other potential buyers based on these assumptions. The Company now believes that the regulatory hurdles may not be lowered in the near future and that revenues that it had anticipated from water transfers will not be received as expected. Accordingly, the Company has taken steps to restructure its operations in line with its financial condition, which steps have included the closure of its San Diego office and the reduction of the number of officers and employees from 15 to 10 employees as of the date of this report. In addition, the Company has suspended its acquisition of additional water assets and has deferred its efforts to market and sell water derived from its existing water assets. The Company has also re-evaluated its plans to develop its existing water assets because of both the regulatory difficulties that the Company is facing and the Company's existing financial resources. As a result, the Company has sold, and plans to sell, some of its assets that it no longer believes it will be able to profitably develop, manage and/or montetize.

Southern California Water Transfer Program

    Based on the Company's interpretation of California law and the statements made by officials of major California water agencies, the Company believed that the legal and institutional barriers to water transfers by private entities would be reduced, making it easier for such entities to transport water through the distribution systems of the state and local agencies during periods when those systems have excess capacity. The Company believes that water transfers can be a cost-effective means of providing water to under-served users and, accordingly, had developed a plan to become an independent water provider to municipalities and other agencies located primarily in Southern California. However, events of the last fiscal year have made it clear that such transfers will continue to be constrained because the legal and institutional barriers to water transfers are going to be maintained for the indefinite future by the public agencies which currently distribute water in Southern California.

    Until recently, the Company believed that water transfer transactions would require the Company to (i) purchase water that can be delivered to urban areas in California, (ii) finance the development of infrastructure, such as wells, pipes, and pumps, needed to deliver water, and (iii) enter into agreements with utilities, cities, or water districts for the sale or lease of the Company's water to such water retailers. The Company anticipated that each water transfer transaction that it entered into would be unique and that the terms under which such transactions were financed and completed would vary. All such transfer transactions would be expected to involve significant government regulation and would be dependent upon the Company's ability to obtain all required governmental approvals and to satisfy a series of environmental and other protective conditions.

    In September 1997, the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District (SBVMWD) pursuant to which SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. On September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and Santa Margarita Water District ("SMWD"), a possible customer for this water, in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. As a result of these legal challenges, the Company now does not expect water to be sold or delivered under this agreement in the foreseeable future. See "Item 3. Legal Proceedings."

    On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid the Company $200 per acre-foot ($1,190,000). After the first year, the per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the MWD's rate for water, as defined.

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

    The Company will obtain 4,450 acre-feet of the 5,950 acre-feet of water it needs to deliver to Inglewood annually from the lease it entered into with Inglewood. The Company secured the balance of the water from its owned inventory of West Basin groundwater pumping rights and entered into two water rights leases. The first is a five-year water rights lease for 1,008 acre-feet per year at a price of $150 per acre-foot in the first year ($151,200). This price will escalate over the remaining four-year period at $7.50 per acre-foot per year. The second is a fifteen-year water rights lease for 250 acre-feet per year for a price of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is based on prices established annually by the MWD. The remaining 242 acre-feet per year of water to be supplied to Inglewood is owned by the Company.

    In December 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD's service territory. In this transaction, the Company sold 1,000 acre-feet of water to the SMWD. The transaction involved water previously purchased by the Company in Central California. The water was delivered into the State Water Project, where it was then conveyed to MWD by the DWR. The MWD stored, treated and delivered the water to the Municipal Water District of Orange County, and ultimately to the SMWD. The transaction was not financially material or profitable for the Company. However, pursuant to the precedent set by the pilot transfer, the Company arranged a similar transaction with SMWD and, on July 16, 1999, applied to MWD for facilitation of the transfer under the same conditions and pursuant to the same statutory authority as the 1998 transfer. Throughout the fiscal year ended March 31, 2000, MWD refused to enter into good faith negotiations to facilitate the 1999 transfer. Because of MWD's refusal to enter into good faith negotiation of transfer facilitation (essentially, allowing use of available capacity in its water conveyance system in exchange for fair compensation), the Company does not expect to be able to meet the needs of its customers within the MWD service area.

    The Company owns the rights to extract 1,462 acre-feet of water per year from the groundwater located in the Central and West Coast Water Basins, Los Angeles County, California. The Company recognized $283,779 of revenue for the fiscal year ended March 31, 2000 from agreements it entered into for the fiscal year ended March 31, 2000 to lease its Central and West Coast Basins water rights.

    The Company also owns the rights to extract 2,996 acre-feet of water per year from the groundwater located in the Mojave Basin, San Bernardino County, California. The Company purchased the underlying Mojave Basin water rights during the fiscal year ended March 31, 1999, as part of its plan to expand its participation in the ownership and marketing of water in Southern California. The Company may use the water it is entitled to extract under the foregoing pumping allocation to supplement its water transfer activities in Southern California. Currently, the Company is restricted to selling only 80% of its rights, or 2,397 acre feet, and leased such rights for a one-year period, earning $106,755 during the fiscal year ended March 31, 2000. The Company recently completed new agreements to lease its carry-over rights for the 1999-2000 water year. Revenue from the recent leases is expected to be received in the fiscal year ending March 31, 2001.

    As of March 31, 2000, the Company had invested $1,274,678 in the development of a water project in Inyo County, California, which includes the purchase of 240 acres of land for a cost of $1,005,000. Subject to environmental and other regulatory approvals, the timing and receipt of which are uncertain, the project will involve pumping approximately 6,000 acre-feet of groundwater from properties located in Inyo County and delivery of that water to the Los Angeles Department of Water & Power at the Los Angeles Aqueduct, which is about one mile from the site of the project. However, because of the aforementioned uncertainties, the Company recorded an allowance against the total Inyo County water project costs incurred as of March 31, 2000 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."). As a result of the Company's financial limitations, the Company is seeking to sell its rights in the project.

    In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company ("Natomas") pursuant to which Natomas agreed, subject to certain conditions still to be satisfied, to transfer to the Company up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas as an advance against its obligation to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company will also pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser. In July 1999, the Company entered into a contract for the sale of a portion of this water to a customer within the service area of the Metropolitan Water District of Southern California (MWD). The Company thereupon made a request to MWD to convey the water to the customer. In April 1999, Natomas and the Company jointly filed a petition with the State Water Resources Control Board ("SWRCB") seeking authority to complete this transfer. On December 28, 1999, the SWRCB entered its Order WR 99-012 which significantly limits the amount of water available for transfer based on Natomas's conservation efforts. Subsequently, MWD approved the Company's request, but it is uncertain whether the transfer can be completed, because there is insufficient availability of capacity in the State Water Project to accommodate the transfer during the 2000 irrigation season. The Company is re-evaluating its alternatives regarding this transfer and has provided an allowance for water project costs equal to 100% of its deposit for this contract.

    In May 1999, the Company also entered into a water transfer agreement with the Sutter Mutual Water Company that is similar to the arrangement with Natomas, and has made a deposit of $100,000 for water to be delivered under that contract. As a result of the regulatory and other difficulties that the Company has encountered with the Natomas transfer and other water projects, the Company is re-evaluating the feasibility of the Sutter Mutual arrangement, and has also provided an allowance for water project costs equal to 100% for its deposit for this contract.

Yuba Property Water Rights

    The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with the approximately 9,055 acres of real property that constitutes the Yuba Property. The Yuba County Superior Court, in a 1929 judgment, recognized the Company's predecessor-in-interest's riparian rights to the Yuba River and pre-1914 appropriative rights. (Appropriations that began before December 19, 1914 do not require a permit for transfer or change in place or purpose of use from the State Water Resources Control Board). Additionally, the Company holds overlying rights to the groundwater aquifer beneath the Yuba property.

    The Company is currently considering developing its Yuba Property water for sale or lease, as a part of the Water Transfer Program. See "Item 1. Description of Business--Southern California Water Transfer Program." The Company's Yuba Property water resources, if and when distributed, could be distributed with the other water resources originating in the Sacramento River Valley. The Sacramento River Valley water resources serve most of Northern California and serve Southern California through statewide water distribution facilities which begin at the southern end of the Sacramento-San Joaquin Bay Delta. Accordingly, because of the configuration of California's water distribution system, the Company believes that sales could be made by the Company to water utilities serving over half of the state's population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water, and the Company cannot currently estimate when any water disposition plan will be implemented. In addition, there are various regulatory hurdles that could delay or limit the Company's ability to deliver or sell its Yuba Property water. As a result of various legal and engineering investigations undertaken by the Company in the fiscal year ended March 31, 2000, the Company believes that development and delivery of water from the Yuba Property will take longer and cost more than it had formerly anticipated.

Cherry Creek Water Rights Project

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

    The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water which grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water and because of the scarcity of tributary resources in the area, municipalities and water districts in the Cherry Creek basin have relied on supplemental groundwater resources and other non-tributary supplies. However, under Colorado law, by combining various water rights under a court-approved plan of augmentation, junior water rights can effectively be turned into senior rights. Because court approved plans of augmentation allow water to be diverted from junior water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that water derived from the Cherry Creek Project constitutes a reliable future supply to meet the growing demand within the area.

    At the beginning of its Cherry Creek Project in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. To date, the Company has sold or exchanged a total of 4,279 acres of the Cherry Creek Project properties, and in the year ended March 31, 2000, it repurchased 128 acres which it had previously sold because the Company determined that the repurchased property is important to the full development of the Cherry Creek Project. The Company has retained substantially all of the water rights associated with the land it has resold (including the right to drill and service a number of wells on such resold land), and the Company's plan is to retain most water rights associated with any Cherry Creek real properties it may sell in the future. The real estate parcels that have been sold are not needed to further the principal purposes of the Cherry Creek Project. The Company has the right to operate 14 wells drawing tributary water in the Cherry Creek basin, of which 12 are existing wells. Eight of the 14 well rights are located on property that is not owned by the Company. With respect to these eight wells, the Company owns the right to drill and operate wells and to enter the real property on which such wells may be located or drilled in order to operate or establish wells.

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

    The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan of augmentation approved by the Colorado District Court, Water Division (the "Colorado Water Court") in February 1998. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first non-tributary well to begin implementation of the augmentation plan. This well provides the Company with additional information on the water resources in the acquifer. In addition, water from this well is available for future water sales.

    With the plan of augmentation approved and implementation begun, the Company is now seeking to market its water in the Cherry Creek basin. The Company is considering a number of alternatives, from sale of water to a single buyer or user, to the short-term and/or long-term sale of water to municipalities or other water users. The sale of its water will, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water currently owned by the Company in the Cherry Creek basin. This could result in significant capital expenditure requirements. To date, the Company has not entered into any agreements for the sale of its Cherry Creek water assets, with the exception of one sale in fiscal 1998.

Other Water Assets

    The Company owns a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (San Bernardino County, California) in connection with certain water sold or made available to the water district by the Fontana Union Water Company, a mutual water company, under a 100-year lease (the "Cucamonga Water Fee Agreement") which expires in 2089. The Company received approximately $180,000 during the fiscal year ended March 31, 2000 under the Cucamonga Water Fee Agreement. The amount of proceeds the Company will receive in the future will vary depending on the amount of non-interruptible water available to the Cucamonga County Water District and on the posted price of MWD for water available to the Chino Basin Municipal Water District. The current posted price is $349 per acre-foot of water.

    The Company also owns shares of a Southern California mutual water company. A mutual water company is an entity that owns water and water rights, which water is made available to the shareholders of the mutual water company. Accordingly, the Company is entitled to receive its proportionate share of water made available by the mutual water company in relation to its shares. Originally, the Company acquired the water company shares, as well as shares in other mutual water companies, in order to acquire and re-sell water it would be entitled to receive from each of the companies. However, the Company was unable to arrange for the practical delivery of water based on its shares. Therefore, during the fiscal year ended March 31, 2000, the Company has re-evaluated its overall water strategy and has decided to sell or otherwise deploy certain of its mutual water company interests. The Company sold the shares in a such mutual water company during the year ended March 31, 2000, and is considering the sale of the shares it owns in another mutual water company. The Company realized total proceeds of approximately $950,000 from the sale of the shares in this mutual water company, and recorded a gain of $395,000 on the sale. However, during the last fiscal year, the Company also wrote down the value of the shares it owns in a mutual water company by $204,295, because it believed that the market value of such shares was less than the book value of such shares.

Real Estate Held for Sale

    In March 1993, the Company commenced disposing of its Colorado real estate assets that were not needed for its water rights development program. As of March 31, 2000, the Company still owned 408 acres of real estate located in the Cherry Creek basin in Colorado. Through March 31, 2000, the Company has sold or exchanged, net of certain properties which were repurchased, a total of 4,151 acres of land in the Cherry Creek basin that were not needed for the Cherry Creek Project. In connection with the Cherry Creek land transfers, the Company retained substantially all of the water rights related to the land that was sold by the Company. The Company is currently considering alternatives for generating value from the remainder of its Cherry Creek real estate holdings.

    In Glenn County, California, the Company owns 112 acres of farmland which it leases on an annual basis to an unrelated agricultural operator. The Company is currently considering alternatives for generating increased value from its Glenn County real estate holdings, although the Company is not currently considering the export of water rights associated with this property for sale outside of Glenn County.

    During the year ended March 31, 1999, the Company acquired various land and farms located in San Bernardino County, California, that collectively comprise 367 acres. The Company is currently marketing water rights acquired with the land and the Company is in the process of subdividing or otherwise preparing to sell these properties.

    During the year ended March 31, 2000 the Company purchased 240 acres of land in Inyo County, California, as a part of the water project the Company has been attempting to complete in that area. However, because of the financial commitment required to complete the project as proposed, the Company's current financial condition, and other factors, the Company is currently considering selling the water project in its early stage of development and intends to sell the 240 acres in connection with the sale of the overall project.

    No assurance can be given that the Company will be able to sell any additional real estate parcels or that any such sales will be on terms favorable to the Company.

Competition, Markets and Customers

    In the event that the Company elects to market its Yuba Property water interest, the Company may compete directly with the Yuba County Water Agency in the sale of water from Yuba County. Western Aggregates, an unaffiliated owner of certain water rights in the Yuba Property, has informed the Company that it may attempt to market its Yuba Property water rights and, therefore, may also compete with the Company. In order to maximize the value of its water rights associated with the Yuba Property, the Company is exploring various alternatives for cooperating with both the Yuba County Water Agency and Western Aggregates. However, there can be no assurance that any such cooperative arrangement will, in fact, be consummated nor that its terms will be favorable to the Company.

    The Company's goal in the Cherry Creek basin of Colorado is to sell or lease water to public water agencies and other users in the Cherry Creek basin. On a limited basis, public agencies and private holders of water rights currently also sell water and water rights in the Cherry Creek basin and, therefore, also compete with the Company.

    The Company will compete in Southern California with MWD and other governmental water wholesalers in trying to market any water that the Company acquires pursuant to its Water Transfer Program.

Environmental Regulation

    The Company's operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. Compliance with existing environmental laws has to date had no material effect on the Company's earnings or capital expenditures, but in the future it will have the effect of delaying the completion of projects in those cases where environmental impact statements or other similar documents have to be prepared and filed. Furthermore, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted. Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (the "EPA") acting pursuant to the Federal Safe Drinking Water Act (the "US Act"). In California, the responsibility for enforcing the US Act is delegated to the California Department of Health Services (the "Health Department") and to the SWRCB acting pursuant to the California Safe Drinking Water

Act (the "Cal Act"). The US Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels ("MCLS") and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

    Both the EPA and the Health Department have promulgated regulations and other pronouncements, which require various testing and sampling of water and inspections by distributors and retailers, which set MCLS for numerous contaminants. Since the Company does not intend to sell water directly to consumers, it believes that these standards only affect the water agencies that may buy or lease the Company's water. While drinking water regulations do not directly affect the Company, the regulations regarding the quality of water distributed affects the Company's intended customers and may, therefore, depending on the quality of the Company's water, impact the price and terms upon which the Company may in the future sell its water or water rights.

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

Employees

    As of the date of this report, the Company has ten regular employees, as well as three part-time consultants.


ITEM 2.    PROPERTIES

    The principal non-water properties currently owned by the Company are the following:

- Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 408 acres and associated water rights, the rights to operate six tributary wells on property owned by the Company, and water rights reserved or acquired in connection with the 4,151 acres of land in the Cherry Creek basin that the Company has sold or exchanged. See "Item 1. Business - Description of Business - Cherry Creek Water Rights Project." The Company's Cherry Creek land is zoned for agricultural and residential uses.

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

- Various cattle and crop farms with four associated residences, located in San Bernardino County, that collectively comprise 367 acres.

- A farm of approximately 240 acres in Inyo County, California, which is being leased to an unaffiliated operator.

    Some of the Company's foregoing real estate properties are encumbered by mortgages. For a description of the Company's mortgage indebtedness, see "Note 12: Long-Term Debt" to the Company's consolidated financial statements included as part of this Annual Report on Form 10-K.

    In order to reduce its on-going operating expenses, the Company decided, during the quarter ended December 31, 1999, to consolidate its corporate headquarters into its Point Richmond, California office and to close its San Diego office. The consolidation, which is expected to be completed during the quarter ending September 30, 2000, will result in the net reduction of three administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego.

    The Company leases its principal executive office in Point Richmond, California, containing 2,400 net square feet, pursuant to a lease that expires in February 2002. The Company's current monthly rental obligation for the facility is $3,600.


ITEM 3.    LEGAL PROCEEDINGS

    In June 1997 the Company entered into a water sale agreement with Santa Margarita Water District ("SMWD") pursuant to which SMWD agreed, subject to certain conditions still to be satisfied, to purchase from a subsidiary of the Company 10,000 acre-feet of water annually during each of the next ten years. In September 1997 the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District ("SBVMWD") pursuant to which SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre-feet of surplus California State Water Project water during the next ten years. SMWD is located and operates within the service area of The Metropolitan Water District of Southern California ("MWD").

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

    The Company has by its answer to the two complaints denied all material allegations, and has asserted several defenses based on its position that both complaints fail to allege facts sufficient to constitute a cause of action against the defendants. MWD served upon SBVMWD and the Company specially-prepared interrogatories and requests to produce documents for inspection and copying. Responses were served to the interrogatories, and documents, to the extent they were responsive and not privileged, were produced.

    The Company has served upon both MWD and DWR requests for the production of documents for inspection and copying and extensive specially-prepared interrogatories. Responses have been received to those interrogatories and no further responses are being sought. With respect to the requests for production of documents MWD has produced the requested documents and DWR has produced most of the documents that remain to be inspected. Neither SBVMWD nor DWR has engaged in any formal discovery. There have been no depositions.

    No additional formal discovery is pending or scheduled at this time. These actions have been relatively inactive since December 1998. No law and motion matters are pending. No trial date has been set, and the court has not yet scheduled any status conference.

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

    The Company is the general partner of Western Agua, L.P. ("Western Agua"), a partnership that agreed to provide consulting services to the Nevada Land and Resources Company, LLC, an unaffiliated limited liability company (the "Nevada LLC"), pursuant to a certain consulting agreement. The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua's purported willful breach of the consulting agreement. On November 10, 1998, Western Agua filed an action in the San Diego Superior Court against the Nevada LLC for breach of contract, specific performance and an accounting relating to the Consulting Agreement. Western Agua's complaint sought a judicial declaration that the consulting agreement was not terminated and remains in full force and effect. The Nevada LLC filed a cross complaint against Western Agua and the Company containing claims for breach of contract, breach of fiduciary duty, declaratory relief, compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in certain areas, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not.

    Effective September 1, 1999 (the "Effective Date"), the Company, Western Agua and Nevada LLC entered into an agreement wherein they agreed that: (1) The action would be dismissed without prejudice; (2) From the Effective Date forward, the Company and Western Agua were relieved of restrictions on certain water-related business activities; (3) All claims, counterclaims and defenses by Western Agua and the Company, on the one hand, against Nevada LLC, on the other hand, and all claims, counterclaims and defenses by Nevada LLC, on the one hand, against Western Agua and/or the Company, on the other hand, would be preserved without regard to the passage of time, from the Effective Date through and including July 31, 2002; and (4) Nevada LLC would deliver notice to Western Agua on or before June 30, 2002 of the amount of the consulting fee, if any, which would be owed by Nevada LLC to Western Agua if the consulting agreement were in effect as of April 23, 2002.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol "WWTR." The following table sets forth for the prior two fiscal years the high and low closing sales prices of the common stock as reported by the Nasdaq National Market.

    The Company recently received notice from The Nasdaq Stock Market that the Company's common stock is out of compliance with two of the maintenance standards necessary for the common stock to be traded on the Nasdaq National Market. Accordingly, unless by the end of August 2000 (i) the bid price of the common stock increases above $1.00 for at least 10 consecutive days and (ii) the market value of the Company's public float increases to above $5,000,000 for a minimum of 10 consecutive trading days, the Company's common stock will be delisted from trading on the Nasdaq National Market effective August 30, 2000. If the Company's common stock is delisted, the Company intends to apply to have its common stock traded electronically on the OTC Bulletin Board. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Delisting of Common Stock from Nasdaq National Market."


----------------------------------------------------------------
                                             LOW          HIGH
                                          --------      --------
YEAR-ENDED MARCH 31, 1999
First Quarter (April-June)                $   9.00      $  12.00
Second Quarter (July-September)               5.56         10.38
Third Quarter (October-December)              4.00          6.50
Fourth Quarter (January-March)                3.13          6.00

YEAR-ENDED MARCH 31, 2000
First Quarter (April-June)                $   3.00      $   4.38
Second Quarter (July-September)               1.50          3.31
Third Quarter (October-December)               .87          1.50
Fourth Quarter (January-March)                1.03          1.50
----------------------------------------------------------------

    On March 31, 2000, the Company had 1,587 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in "street name."

    To date, the Company has not declared or paid any cash dividends with respect to its common stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the expenses of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. Any dividends on the Common Stock would be subject to prior payment of dividends on the Series D Preferred Stock and Series C Preferred Stock.

    As of March 31, 2000, there were outstanding 10,000 shares of the Company's Series D Convertible Redeemable Preferred Stock. The Series D Preferred Stock provides for annual dividends, when and if declared, in the amount of $75.00 per year, payable quarterly. To date, the Company has paid all declared dividends under the Series D Preferred Stock.

    As of March 31, 2000, there were outstanding 10,165 shares of the Company's Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year, payable semi-annually. To date, the Company has paid all declared dividends under the Series C Preferred Stock.

ITEM 6.    SELECTED FINANCIAL DATA

    The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------------------------------
 Statement of Operations Data:                              2000            1999            1998            1997            1996
                                                       ------------    ------------    ------------    ------------    ------------
 Revenue ...........................................   $  2,796,037    $  1,822,990    $  3,922,377    $  1,770,771    $  4,901,810
 Cost of revenue ...................................      1,767,714       1,184,998       2,296,409       1,034,750       2,163,848
                                                       ------------    ------------    ------------    ------------    ------------
 Gross profit ......................................      1,028,323         637,992       1,625,968         736,021       2,737,962
 General and administrative expense ................      7,448,615       5,805,192       5,645,559       2,946,252       2,122,525
                                                       ------------    ------------    ------------    ------------    ------------
 Operating income (loss) ...........................     (6,420,292)     (5,167,200)     (4,019,591)     (2,210,231)        615,437
 Interest income (expense), net ....................       (624,966)       (586,464)       (209,694)     (1,027,540)       (398,025)
 Other income (expense) ............................        373,352         222,300       2,330,255        (795,027)       (201,827)
                                                       ------------    ------------    ------------    ------------    ------------
 Income (loss) from continuing operations
   before income taxes .............................     (6,671,906)     (5,531,364)     (1,899,030)     (4,032,798)         15,585
 Income taxes ......................................         (3,200)         (3,200)         (2,400)     (1,102,400)         (2,400)
                                                       ------------    ------------    ------------    ------------    ------------
 Income (loss) from continuing operations ..........     (6,675,106)     (5,534,564)     (1,901,430)     (5,135,198)         13,185
 Discontinued operations:
   Loss from operations ............................             --              --              --              --         (67,949)
   Loss on disposal of silica plant ................             --              --              --        (257,276)       (251,200)
                                                       ------------    ------------    ------------    ------------    ------------
 Income (loss) before extraordinary item ...........     (6,675,106)     (5,534,564)     (1,901,430)     (5,392,474)       (305,964)
 Extraordinary income on extinguishment of debt,
 net of income taxes ...............................      3,489,803          99,656              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
 Net income (loss) .................................     (3,185,303)     (5,434,908)     (1,901,430)     (5,392,474)       (305,964)
Accretion of preferred stock to redemption
   value ...........................................        (35,819)        (33,099)        (30,584)             --              --
 Preferred stock dividends .........................     (1,486,954)       (990,401)       (526,000)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
 Net income (loss) applicable to common
  stockholders .....................................   $ (4,708,076)   $ (6,458,408)   $ (2,458,014)   $ (5,392,474)   $   (305,964)
                                                       ============    ============    ============    ============    ============

Basic and diluted net income (loss) per
  common share applicable to common
    stockholders:
    Continuing operations ..........................   $      (1.03)   $       (.80)   $       (.30)   $       (.64)   $         --
    Discontinued operations ........................             --              --              --            (.03)           (.04)
                                                       ------------    ------------    ------------    ------------    ------------
      Total before extraordinary item ..............          (1.03)           (.80)           (.30)           (.67)           (.04)
 Extraordinary income on early extinguishment of
  debt, net ........................................            .44             .01              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
 Net income (loss) per common share
   Applicable to common stockholders ...............   $      (0.59)   $       (.79)   $       (.30)   $       (.67)   $       (.04)
                                                       ------------    ------------    ------------    ------------    ------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   YEAR ENDED MARCH 31,
Balance Sheet Data:                                         2000            1999            1998            1997            1996
                                                       ------------    ------------    ------------    ------------    ------------
Current assets .....................................   $  7,534,009    $ 15,536,283    $ 17,388,488    $  4,833,903    $  3,921,948
Total assets .......................................     37,700,950      47,630,860      41,891,968      39,475,358      40,420,709
Working capital ....................................        703,780      13,616,371      16,517,459       3,787,083       2,943,723
Long-term debt and debentures ......................     12,015,366      17,712,349      16,028,470      17,840,860      18,275,408
Redeemable preferred stock .........................     19,816,686      19,780,867       9,049,033              --              --
Preferred stock ....................................             --              --              --       3,807,517              --
Common stockholders' equity ........................      3,451,767       8,174,399      15,860,103      16,680,161      21,067,076
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Until the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company is also facing significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company is considering various alternatives, including the sale of the Company, or the sale of its assets and the liquidation of the Company.

    In February 1997, the Company issued $4,000,000 of its Series B Preferred Stock to two institutional investors, and in April 1997, the Company issued an additional $5,000,000 of its Series C Preferred Stock. Upon the issuance of the $5,000,000 of Series C Preferred Stock, the shares of Series B Convertible Preferred Stock were exchanged for shares of Series C Preferred Stock. There are no shares of Series B Convertible Preferred Stock currently outstanding. Each share of Series C Preferred Stock has a stated value of $1,000 and is convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $16.62 per share. The holders of the Series C Preferred Stock are entitled to receive, when and if declared by the Board of Directors, out of funds legally available therefore, dividends at the annual rate of 7.25% of the stated value of the Series C Preferred Stock ($1,000 per share). Such dividends are payable semi-annually. Through March 31, 2000, the Company paid $1,961,686 in dividends to the holders of the Series C Preferred Stock, of which $796,810 was paid in cash and $1,164,878 was paid by the issuance of 1,165 additional shares of Series C Preferred Stock.

    On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference at the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution.

    In order to reduce its ongoing operating expenses, the Company decided, during the quarter ended December 31, 1999, to consolidate its corporate headquarters into its Point Richmond, California office and to close its San Diego office. The consolidation, which is expected to be completed during the quarter ending June 30, 2000, will result in the net reduction of three administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego. Total severance costs and payroll taxes related to the termination of the five employees in the San Diego office amounting to $56,216 were charged to general and administrative expenses, of which $12,114 was accrued as of March 31, 2000. In addition, exit costs of $96,339 comprised of lease termination and other costs, were also charged to general and administrative expenses, of which $8,564 was accrued at March 31, 2000. Total accrued costs amounting to $20,678 were included on the consolidated balance sheet as of March 31, 2000 as "accrued expenses and other liabilities."

    The consolidation resulted in the elimination of three administrative positions and the transfer of three positions to Point Richmond. The Company believes that the expected increase in future earnings and cash flow from reduced employee expense and lease costs associated with the consolidation will approximate $230,000 per year.

    In April 1994, the Company commenced a program to repurchase shares of common stock held by stockholders who, in the aggregate, owned less than 200 shares (as adjusted for the stock dividend) of common stock (the "Odd Lot Tender Offer"). In addition, in November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the year ended March 31, 2000, the Company repurchased 49,000 shares of common stock at a cost of $115,840, and since November 1998, the Company has repurchased a total of 341,200 shares at a total cost of $1,374,870. No further share repurchases are currently planned.

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

    During the fiscal years ended March 31, 2000, 1999, and 1998, the valuation allowance for deferred tax assets was increased as a result of the Company's net operating loss carry-forward.

    The preferred stock dividends for the year ended March 31, 2000 represent dividends paid in cash on the Series C and D Preferred Stock.


                                      WATER

------------------------------------------------------------------------------------------------
                                                                 YEARS ENDED MARCH 31,
                                                         2000            1999            1998
                                                      ----------      ----------      ----------
Revenue ........................................      $2,796,037      $1,477,000      $  932,000
Cost of Revenue ................................       1,767,714       1,001,000         867,000
                                                      ----------      ----------      ----------
Gross Profit ...................................      $1,028,323      $  476,000      $   65,000
------------------------------------------------------------------------------------------------

    Water revenue for the fiscal year ended March 31, 2000 ("Fiscal 2000") increased $1,319,000 (89%) from the prior year as a result of increased water sales. Water rights revenue for Fiscal 2000 includes both water sales and income from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for Fiscal 2000 includes the cost of water purchased for resale and amortization of other resource acquisition costs. Delivery of water to one agricultural water district has not yet taken place, but the Company received a down-payment of one-third of the purchase price, and expects to make delivery of the water, and collect the balance due, during fiscal 2001, although delivery is not required until fiscal 2003, nor is delivery a condition for ultimate payment.

    Water revenue for the fiscal year ended March 31, 1999 ("Fiscal 1999") increased $545,000 (58%) from the prior year as a result of increased water sales. Water revenue for Fiscal 1999 includes both water sales and income from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for Fiscal 1999 includes the cost of water purchased for resale and amortization of other resource acquisition costs.


                                   REAL ESTATE

------------------------------------------------------------------------------------------------
                                                                YEARS ENDED MARCH 31,
                                                         2000            1999            1998
                                                      ----------      ----------      ----------
Revenue ........................................      $        0      $  346,000      $2,990,000
Cost of Revenue ................................               0         184,000       1,429,000
                                                      ----------      ----------      ----------
Gross Profit ...................................      $        0      $  162,000      $1,561,000
------------------------------------------------------------------------------------------------

    The Company has a program to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains virtually all of the water rights on the properties sold. In Fiscal 2000, the Company did not sell any real estate, and therefore had no revenue or cost of sales from the sale of real estate. The Company does not expect to have significant real estate revenue and cost of sales in future years.

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


                       GENERAL AND ADMINISTRATIVE EXPENSES


--------------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED MARCH 31,
                                                           2000                 1999                 1998
                                                      --------------      ---------------      ---------------
General and Administrative Expenses ............      $    7,449,000      $     5,805,000      $     5,646,000
------------------------------------------------      --------------      ---------------      ---------------

    General and administrative expenses for Fiscal 2000 increased by 28%, or $1,644,000, from Fiscal 1999. The increase was primarily due to higher payroll costs, and the termination expense of one officer ($253,718), higher costs for consulting and engineering ($542,852), due in part to the cost of retaining a financial advisory firm to assist the Company, a decrease in the allowance for water project costs ($275,348), and an impairment of asset adjustments ($1,165,982) in Fiscal 2000, compared to zero in Fiscal 1999.

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


                          OTHER NON-SEGMENT INFORMATION

-----------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED MARCH 31,
                                                          2000              1999              1998
                                                      -----------       -----------       -----------
Interest Income ................................      $   622,000       $   879,000       $ 1,156,000
Interest Expense ...............................       (1,247,000)       (1,465,000)       (1,365,000)
Equity in Loss of Limited Liability Company ....               --                --          (308,000)
 Gain on Sale of Investment in Limited .........           40,000            40,000         2,456,000
  Liability Company
Rental Income, net .............................               --             9,000            46,000
Other ..........................................               --           173,000           136,000
Extraordinary income, net ......................      $ 3,490,000       $   100,000                --
-----------------------------------------------------------------------------------------------------

    Interest income is composed of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for Fiscal 2000 from Fiscal 1999 due primarily to lower investment balances.

    Interest income decreased for Fiscal 1999 from Fiscal 1998 due primarily to lower investment balances.

    Interest expense for Fiscal 2000 and Fiscal 1999 included interest of $1,036,000 and $1,348,000, respectively, related to the Debentures. Fiscal 2000 and Fiscal 1999 also included $193,904 and $116,817 respectively of interest related to the five-year amortizing term loan for the Inglewood project. Interest of $84,000, $83,000 and $185,000 was capitalized during Fiscal 2000, 1999, and 1998, respectively, in connection with the development of land held for sale and water rights.

    Interest expense for Fiscal 1998 included interest of $1,350,000 related to the Debentures.

    The Company accounted for its investment in the Nevada LLC under the equity method of accounting and accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,000, net of legal and other closing costs totaling $60,000 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. The Company realized $40,000 of the deferred gain in each of Fiscal 2000 and Fiscal 1999.

    Rental income and expenses are primarily related to the Company's California rice farms and ranches. The Company also receives miscellaneous rents on certain of the Cherry Creek, Colorado properties.

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

    In Fiscal 2000, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debentures plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $3,489,303. In Fiscal 1999, the Company repurchased $260,000 of its 9% Convertible Subordinated Debentures for $151,000. After reducing related deferred debt costs of $9,000, net of accumulated amortization of $5,000, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $100,000.

LIQUIDITY AND CAPITAL RESOURCES

    A portion of the proceeds derived from the sale of the Series D Preferred Stock are required to be used for new water projects approved by Agbar. Since the Company does not currently have any plans to initiate any such new projects, as of March 31, 2000 the Company classified $4,416,431 of its current assets as restricted and non-current. Considering this adjustment, the Company had working capital and a current ratio of $703,780 and 0.29 to l, as compared to $13,616,371 and 8.09 to 1, respectively, at March 31, 1999.

Operating Activities

    For the year ended March 31, 2000 the Company recognized revenues of $2,796,037 and a gross profit of $1,028,323, primarily from water sales and the lease of water rights. However, the gross profit was offset by $7,448,615 of general and administrative expenses consisting of payroll and fringes ($2,242,856), consulting and engineering costs ($1,454,902), allowance for water rights project costs under development ($1,018,717), asset impairment loss on certain water assets ($1,165,982), and miscellaneous costs of $ 1,555,693. The Company recognized $622,239 from interest income earned primarily from its cash and cash equivalents and investments. This interest income was offset by $ 1,035,809 interest expense incurred on its Debentures and $211,396 of interest expense incurred on its term loan and other obligations. The Company's Fiscal 2000 operating loss of $ 6,675,106 was partially offset by a $3,489,803 extraordinary non-cash gain on the early extinguishment of debt.

    For the year ended March 31, 2000, the Company had negative cash flow from operating activities of $3,692,975. During prior periods, the Company generated cash from the sale of its real estate, including in particular, its real estate in Cherry Creek that offset part of its negative cash flow. However, the Company has made no real estate sales this past fiscal year and it does not expect real estate sales to be significant in future periods.

    On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. On October 1,1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water per year for the next five years at a price of $200 per acre-foot in the first year

($1,190,000), which price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District's ("MWD") rate for water. The Company financed the payment it made to Inglewood through a $3,560,000 five-year loan that bears interest at the bank's Reference Rate or LIBOR (capped at 6%) plus 1.5%, at the Company's option. Scheduled payments of principal on this loan for the fiscal years ending March 31, 2001, 2002, 2003 and 2004 are $668,000, $794,000,
$832,000, and $392,000, respectively.

    In May 1999, the Company completed its first sales of water derived from its water rights in the Mojave Basin of Southern California. The Company purchased the underlying water rights during the fiscal year ended March 31, 1999, as part of its plan to expand its participation in the ownership and marketing of water in Southern California.

     In order to reduce its on-going operating expenses the Company decided, during the quarter ended December 31, 1999, to consolidate its corporate headquarters into its Point Richmond, California office and to close its San Diego office. The consolidation, which is expected to be completed during the quarter ending June 30, 2000, will result in the net reduction of three administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego. The consolidation is anticipated to result in the elimination of three administrative positions and the transfer of three positions to Point Richmond. The Company believes that the expected increase in future earnings and cash flow from reduced employee expense and lease costs associated with the consolidation will approximate $230,000 per year.

    During the quarter ended March 31, 2000, the Company reduced the carrying value of its water rights in the Mojave Basin from $3,326,618 to its estimated fair value of $2,500,000. This reduction of $826,618 has been recorded as an asset impairment loss and included in general and administrative expenses and reflects the Company's belief that the market value of such rights has declined since they were purchased. This decline is due, in part, to uncertainty surrounding the appeal of the Mojave Basin adjudication to the California Supreme Court. The Company also took additional asset impairment losses against the carrying value of certain mutual water company shares ($204,295) and against the carrying value of certain water storage activities ($124,312), reducing the carrying value of the water storage assets to zero.

    In the fiscal year ended March 31, 2000, the Company completed the sale of water previously acquired by the Company. The sale generated gross profit, and the Company is attempting to complete other similar transactions. The completion of any such future transactions depends, however, on certain regulatory, administrative, and environmental review and decision-making processes, the outcome of which are not predictable. However, while revenues from (i) existing water sales contracts; (ii) leasing the Company's rice farms and ranches; (iii) the aforementioned Cucamonga Water Fee Agreement; and (iv) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than the occasional sales of real estate assets, such recurring revenues will be insufficient to cover general and administrative expenses, and interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions. Based on the Company's current estimates, revenues from planned water sales and from its existing long-term water development projects are expected to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will have to be funded primarily from the Company's existing financial resources, from revenues derived from such water sales as the Company hereafter may from time to time consummate, and from any future financing it may arrange.

    Until the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal year ended March 31, 2000, the Company executed a variety of "take if delivered" wholesale water supply contracts with a number of retail municipal water agencies. However, it has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Based on its inability to generate revenues from water sales, the Company has suspended its asset acquisition program, has reduced its marketing activities, has curtailed other overhead expenditures and deferred certain development activities. The Company is concentrating its current efforts on overcoming the regulatory obstacles to water transfers and in arranging water transfers that do not face such obstacles. Given its current financial situation, however, the Company is considering various alternatives, including the sale of the Company, or the sale of certain assets.

Investing and Financing Activities

    During the past fiscal year, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $157,808 for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a non-cash $3,185,303 extraordinary gain on the early extinguishment of debt.

    The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for fiscal years ending March 31, 2001, 2002, 2003, 2004 and 2005 are $1,454,983, $780,502, $903,109, $462,858 and $28,186, respectively.

- The Company is required to make semi-annual interest payments of $438,300 on the $9,740,000 principal amount of Debentures.

- The holders of the 10,165 outstanding shares of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $736,964 per year).

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

    The Company's ability to operate over the long term will be dependent upon its ability to derive revenues from its water resources, arrange the purchase and sale of water it doesn't own at a profit, and/or arrange additional financing. The Company's ability to derive revenue from its own water assets depends, in part, on the outcome of regulatory, administrative and environmental review processes. The Company's ability to derive profits from the sale of water it does not currently own depends on its ability to acquire such water, make sales to customers, and arrange delivery, all on an economic basis. Consummation of profitable water sales is subject to a variety of restrictions designed to protect third-party water users and the environment. The Company believed that it could operate profitably within these restrictions. However, public agencies which control critical segments of the public infrastructure necessary to transport and deliver water in California, the Company's principal area of operation at the current time, have restricted access to such facilities through pricing and administrative action. The Company believes that many of these latter restrictions violate the State's Wheeling Act (Section 1810 of the California Water Code). Therefore, and in order to permit it to complete profitable water sales, the Company has undertaken a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. There can, of course, be no assurance that the Company's initiatives will result in removal of such artificial barriers to voluntary water transfers in California or, if they are removed, when that might happen.

    Based on its existing assets and on its projected operating income and expenses, the Company anticipates that it will be able to fund its foreseeable working capital needs for at least one year from the date of this report. However, under the Company's Strategic Relationship Agreement with Agbar, the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of March 31, 2000, a total of $ 5,583,569 had been expended on such development and capital costs. Prior to the quarter ended December 31, 1999, management of the Company had a reasonable expectation that Agbar would waive or modify the restrictions under the Strategic Relationship Agreement. During the quarter ended December 31, 1999, management initiated discussions with Agbar seeking such a waiver or modification of these restrictions. Pending a resolution of this issue, management decided to classify the remaining proceeds of the Series D Preferred Stock as restricted. As a result, $ 4,416,431 of the Company's cash and cash equivalents are restricted. Nevertheless, the Company believes it will be able to meet its anticipated financial obligations in the next twelve months from its unrestricted funds, proceeds derived from on-going operations and proceeds from the sale of certain existing assets. The Company may also attempt to improve its working capital position by raising additional equity funds. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

    As noted above, the Company has suspended the acquisition or development of water assets. In addition, because of delays and uncertainty regarding regulatory and other approvals of pending water sales transactions, the Company believes its revenue will be insufficient to support its overhead. In view of its cash situation, the Company is considering the possible sale of the Company or the sale of assets, and has retained Houlihan Lokey Howard & Zukin Capital to assist in this effort.

    The Company does not believe that inflation will have a material impact on its results of operations.

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

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company anticipates that the provisions of SAB 101 will not have a material effect on the financial position, results of operations, or liquidity of the Company, nor result in disclosures that would be materially different from those presently included in the financial statements.

RISK FACTORS

    The ownership of the Company's common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company's Common Stock.

History of Losses in Principal Business

    To date, the Company's activities have primarily consisted of (i) acquiring its various water rights and related assets, (ii) raising capital to fund both the cost of such acquisitions and its working capital needs, (iii) developing its water rights, and (iv) attempting to market and sell its water assets. However, the Company has only generated $2,796,037, $1,822,990, and $3,922,377 of total revenues during the fiscal years ended March 31, 2000, 1999 and 1998, respectively, while incurring losses of $4,708,076, $6,458,408 and $2,458,014 during each of those years, respectively. Until this past fiscal year, the Company had believed that the regulatory obstacles that have prevented the creation of a water market would be lowered and that the Company would be able to monetize its principal water assets and to substantially increase its revenues and generate profits. The Company now believes that the regulatory hurdles may not be lowered in the near future and that revenues that it had anticipated from water transfers will not be received as expected. As a result, the Company now does not believe that it will be able to generate significant revenues in the foreseeable future from the development and sale of water in accordance with its original business plan. Because of the foregoing circumstances, the Company may not ever be able to profitably sell water.

Uncertainty of Future Water Revenue

    The Company's ability to generate material revenues in the future is dependent on (i) the Company's ability to sell significant quantities of water from its Northern California Yuba Property water assets, (ii) the Company's ability to develop and sell water as part of the Colorado Cherry Creek Project,
(iii) the Company's activities as an independent water wholesaler in Southern California, (iv) the Company's ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers. The Company has encountered significant regulatory obstacles to its attempts to develop and transfer its California water for delivery to its potential customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed, the Company now believes that its ability to generate significant revenues from its water assets will be severely limited. No assurance can be given that the regulations currently limiting the Company's ability to exploit its water assets will be changed, or if changed, that the change will occur in the near future. In addition to the foregoing regulatory difficulties, before the Company can consummate significant water deliveries in the Cherry Creek area, the Company or the purchaser of such water will have to build the infrastructure necessary to utilize the water. The requirement to build the infrastructure will affect the ability of the Company to sell its water, the price at which the water can be sold, and the revenues that the Company can derive from its Colorado water assets. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company's ability to become an independent water wholesaler in Southern California is dependent upon the Company's ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given if the Company will ever be able to generate significant revenues from its water transfer activities.

Inadequate Financial Resources

    As a result of the operating losses sustained by the Company during the last few years, and the funds expended to acquire water and land assets, the Company's financial resources have been significantly reduced. Due to these factors, and the restriction on cash imposed by the Strategic Relationship Agreement, the Company does not have sufficient free cash to carry out its business plan over the longer term. In addition, due to the regulatory difficulties that the Company has encountered, the Company's ability to exploit its water assets in accordance with its business plan has become questionable, and the time period in which a return could be realized has been extended for an unknown period. These uncertainties will make it difficult for the Company to obtain new financing, and the Company may not be able to raise the proceeds that it would need to complete its business plan. Unless the Company raises additional funds, the Company will have to restructure its business, sell its assets, and/or sell the Company.

Restructured Business/Sale of Company

    The Company has retained Houlihan Lokey Howard & Zukin Capital to assist it in evaluating various alternatives for resolving the Company's current financial situation, including the sale of the Company, or the sale of certain assets. To date, neither Houlihan Lokey nor the Company have proposed such a restructuring or other plan. No assurance can be given that the Company will be able to devise a plan that will permit the Company to realize the potential value of its water assets and provide a return to the shareholders.

Delisting of Common Stock from Nasdaq National Market

    The Company recently received notice from The Nasdaq Stock Market that the Company's common stock has failed to maintain a minimum bid price of $1.00 per share over a 30-day period and that the market value of the Company's public float is below $5,000,000. Unless by the end of August 2000 (i) the bid price increases above $1.00 for at least 10 consecutive days and (ii) the market value of the Company's public float increases to above $5,000,000 for a minimum of 10 consecutive trading days, the Company's common stock will be delisted from trading on the Nasdaq National Market effective August 30, 2000. If the Company's common stock is delisted, the Company intends to apply to have its common stock traded electronically on the OTC Bulletin Board. The effects of such a delisting are unknown, but the Company anticipates that the delisting will make it more difficult to effect trades, that the trading volume in the Company's common stock may decrease significantly, and that the trading price of the common stock may be subject to larger swings in price. In addition, the delisting may reduce the Company's visibility with investors and may adversely effect the Company's ability to attract and obtain financing because of the decreased liquidity of the Company's shares. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters."


ITEM 7A.   QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve this objective, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the periods indicated is as follows:


--------------------------------------------------------------------------------------------------------------------------
                             2001          2002          2003          2004          2005       THEREAFTER         TOTAL
                          ----------    ----------    ----------    ----------    ----------   -------------    ----------
Fixed rate debt .......   $  786,983    $   31,502    $   71,109    $   25,858    $   28,186   $   9,840,711    $10,784,349
Weighted average
    Interest rate .....          8.0%          8.7%          8.3%          9.0%          9.0%            9.0%          8.9%

Variable rate debt.....   $  668,000    $  749,000    $  832,000    $  437,000            --              --    $2,686,000
Weighted average
    Interest rate .....          7.5%          7.5%          7.5%          7.5%           --              --           7.5%
--------------------------------------------------------------------------------------------------------------------------

    The Company's variable rate on its variable rate debt is capped at 7.5%.

    The carrying amount of the long-term debt and debentures is based on the principal amount owed, and does not represent management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments. The Company repurchased $5,000,000 principal amount of its debentures for $1,500,000 during the fiscal year ended March 31, 2000.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and the reports thereon and notes thereto, which are attached hereto as pages F-1 through F-31, and indexed at page 2, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information in the Company's Proxy Statement to be filed by July 30, 2000 set forth under the caption "Election of Directors" and "Executive Officers" is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

    The information in the Company's Proxy Statement to be filed by July 30, 2000 set forth under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement to be filed by July 30, 2000 is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information in the Company's Proxy Statement to be filed by July 30, 2000 set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

    The following exhibits are filed as a part of this report

           3.1  Certificate of Incorporation. (1)

           3.2  By-laws of the Company. (2)

           4.1  Form of Common Stock Certificate. (1)

           4.2  Form of Convertible Subordinated Debenture Due 2005. (3)

           4.3 Certificate of Designations for Series C Convertible Redeemable Preferred Stock. (6)

           4.4 Certificate of Designations for Series D Convertible Redeemable Preferred Stock. (8)

           4.5 Certificate of Designations of Series E Participating Preferred Stock (12)

           10.1 1990 Stock Option Plan. (2)

           10.2 Amendment to 1990 Stock Option Plan. (1)

           10.3 Form of Indemnity Agreement between the Company and its officers and directors. (2)

           10.4 Resignation Agreement dated October 27, 1999, between the Company and Peter Jensen.

           10.5 1993 Stock Option Plan. (5)

           10.6 Amendment to 1993 Stock Option Plan. (5)

           10.7 1997 Stock Option Plan. (7)

           10.8 Strategic Relationship Agreement, dated October 13, 1998, by and between Western Water Company and Sociedad General de Aguas de Barcelona, S. A. (8)

           10.9 Point Richmond Office Lease, dated December 18, 1998, by and between Western Water Company and Janis & Martin McNair.

           21   Subsidiaries of the Company.

           21.1 Consent of KPMG LLP

           99.1 Form of Stock Purchase Agreement for the purchase and sale of Series C Convertible Redeemable Preferred Stock. (4)

           99.2 Rights Agreement, dated as of July 23, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the Form of Right Certificate (9)

(1) Previously filed as an exhibit to the Company's Form S-1, file no. 33-47606, and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Form 10, file no. 000-18756, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Form 8-K dated September 22, 1995, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 filed on June 6, 1997 and incorporated herein by reference.
(5)   Previously filed as an exhibit to the Company's Proxy Statement on
      Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.
(7)   Previously filed as an exhibit to the Company's Proxy Statement on
      Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A filed on August 8, 1999, which exhibit is hereby incorporated herein by reference.

The following financial statements are filed as a part of this report, appearing at the pages indicated:


Report of KPMG LLP, independent auditors......................................................F-1
Consolidated Balance Sheets as of March 31, 2000 and 1999.....................................F-2
Consolidated Statements of Operations and Comprehensive Income for the years ended March 31,
  2000, 1999 and 1998.........................................................................F-3
Consolidated Statements of Stockholders' Equity for the years ended
  March 31, 2000, 1999 and 1998...............................................................F-4
Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998.......F-5
Notes to Consolidated Financial Statements....................................................F-7

    REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the last quarter of the prior fiscal year.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WESTERN WATER COMPANY



Date:  June 29, 2000                     By: /s/ MICHAEL PATRICK GEORGE
                                            ------------------------------------
                                             Michael Patrick George, President



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


    Signature                          Title                                                   Date
    ---------                          -----                                                   ----



 /s/ MICHAEL PATRICK GEORGE            President, Chief Executive Officer                      June 29, 2000
--------------------------------       Chairman of the Board & Acting Chief Financial
 Michael Patrick George                Officer


 /s/ RONALD I. SIMON
--------------------------------
Ronald I. Simon                        Director                                                June 29, 2000



 /s/ DAVID A. ABEL                     Director                                                June 29, 2000
--------------------------------
David A. Abel


 /s/ JUAN RAS SIRERA                   Director                                                June 29, 2000
--------------------------------
Juan Ras Sirera


                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Western Water Company:



We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2000, in conformity with generally accepted accounting principles.


                                                                   KPMG LLP



San Diego, California
May 10, 2000

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             March 31, 2000 and 1999


---------------------------------------------------------------------------------------------------------------
                                                                                           2000            1999
                                                                                   ----------------------------
ASSETS
Current Assets:
Cash and cash equivalents                                                          $  1,971,614         739,126
Investment in available-for-sale securities (Note 3)                                         --      14,061,410
Current portion of notes receivable (Note 4)                                            154,235         216,912
Other current assets                                                                    991,729         518,835
                                                                                   ------------    ------------
            Total Current Assets                                                      3,117,578      15,536,283

Cash and cash equivalents - restricted (Note 2)                                       4,416,431              --
Notes receivable, less current portion (Note 4)                                         527,085       1,169,491
Land held for sale (Notes 6, 12 and 17)                                               5,422,606       4,505,227
Water rights (Notes 7 and 17)                                                        18,380,807      18,716,519
Prepaid leasing costs, net of accumulated amortization (Note 8)                       2,689,829       3,585,759
Other water assets, net of accumulated amortization (Note 1)                          2,510,591       3,276,872
Deferred debt costs, net of accumulated amortization (Note 12 and 13)                   351,324         598,966
Property and equipment, net of accumulated depreciation (Note 5)                        172,703         189,659
Other assets                                                                            111,996          52,084
                                                                                   ------------    ------------

              Total Assets                                                         $ 37,700,950    $ 47,630,860
---------------------------------------------------------------------------------------------------------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
Accounts payable                                                                   $    100,552    $     92,108
Accrued expenses and other liabilities (Notes 11)                                       791,690         490,095
Accrued interest                                                                         66,573          91,988
Current maturities of long-term debt (Note 12)                                        1,454,983       1,245,721
                                                                                   ------------    ------------
               Total Current Liabilities                                              2,413,798       1,919,912

Deferred gain on sale (Note 9)                                                            3,333          43,333
Long-term debt, less current maturities (Note 12)                                     2,275,366       2,972,349
9% Convertible subordinated debentures (Note 13)                                      9,740,000      14,740,000
                                                                                   ------------    ------------
                              Total Liabilities                                    $ 14,432,497    $ 19,675,594
                                                                                   ------------    ------------

Series C convertible redeemable preferred stock, 100,000 shares                       9,816,686       9,780,867
    authorized; 10,165 shares issued and outstanding (aggregate liquidation preference of $10,165,000 at March 31, 2000 and 1999. (Note 14)
Series D convertible redeemable preferred stock, $1,000 stated value,                10,000,000      10,000,000
    25,000 shares authorized; 10,000 shares issued and outstanding
    (aggregate liquidation preference of $10,000,000) at March 31, 2000 and 1999. (Note 14)
Stockholders' Equity (Notes 14, 15, 18 and 19):
Common stock, $.001 par value, 20,000,000 shares authorized in 2000                       8,235           8,240
   and 1999; 8,235,212 and 8,239,816 shares issued at March 31,2000 and
   1999, respectively
Additional paid-in capital                                                           24,448,791      24,347,502
Accumulated deficit ($14,405,252 of accumulated deficit eliminated in               (19,630,389)    (14,922,313)
   quasi-reorganization of October  1, 1994)
Treasury stock, at cost, 341,200 and 292,200 shares at March 31,2000                 (1,374,870)     (1,259,030)
                                                                                   ------------    ------------
     and 1999, respectively
                        Total Stockholders' Equity                                    3,451,767       8,174,399
                                                                                   ------------    ------------

Commitments and contingencies (Note 25)

Total Liabilities and Stockholders' Equity                                         $ 37,700,950    $ 47,630,860
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income
                    Years Ended March 31, 2000, 1999 and 1998


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          2000              1999              1998
                                                                                   -----------------------------------------------
Revenue:
     Water                                                                         $ 2,796,037       $ 1,477,375       $   932,377
     Real estate                                                                            --           345,615         2,990,000
                                                                                   -----------       -----------       -----------
                                                                                     2,796,037         1,822,990         3,922,377
                                                                                   -----------       -----------       -----------
Cost of Revenue:
     Water                                                                           1,767,714         1,000,998           867,238
     Real estate                                                                            --           184,000         1,429,171
                                                                                   -----------       -----------       -----------
                                                                                     1,767,714         1,184,998         2,296,409
                                                                                   -----------       -----------       -----------
            Gross Profit                                                             1,028,323           637,992         1,625,968
General and Administrative Expenses (Note 22)                                        7,448,615         5,805,192         5,645,559
                                                                                   -----------       -----------       -----------
                        Operating Income (Loss)                                     (6,420,292)       (5,167,200)       (4,019,591)
                                                                                   -----------       -----------       -----------
Other Income (Expenses):
Interest income                                                                        622,239           878,878         1,155,606
Interest expense                                                                    (1,247,205)       (1,465,342)       (1,365,300)
Loss from investment in limited liability company (Note 9)                                  --                --          (307,623)
Gain on sale of investment in limited liability company, net (Note 9)                   40,000            40,000         2,455,860
Other (Note 21)                                                                        333,352           182,300           182,018
                                                                                   -----------       -----------       -----------
                                                                                      (251,614)         (364,164)        2,120,561
                                                                                   -----------       -----------       -----------

            Income (Loss) Before Income Taxes                                       (6,671,906)       (5,531,364)       (1,899,030)
Income Taxes (Note 16)                                                                   3,200             3,200             2,400
                                                                                   -----------       -----------       -----------
            Income (Loss) before extraordinary item                                 (6,675,106)       (5,534,564)       (1,901,430)
Extraordinary income on extinguishment of debt,
  net of income taxes (Note 20)                                                      3,489,803            99,656                --
                                                                                   -----------       -----------       -----------
            Net Income (Loss)                                                       (3,185,303)       (5,434,908)       (1,901,430)
Accretion of preferred stock to redemption value                                       (35,819)          (33,099)          (30,584)
Preferred stock dividends                                                           (1,486,954)         (990,401)         (526,000)
                                                                                   -----------       -----------       -----------

            Net Income (Loss) Applicable to Common Stockholders                     (4,708,076)       (6,458,408)       (2,458,014)
                                                                                   -----------       -----------       -----------
Other Comprehensive Income (Loss), Net of Tax:
            Unrealized holding gains (losses) arising during period                         --          (303,853)          183,761
            Less: Reclassification adjustment - realized holding gains (losses)             --          (186,620)           38,488
                                                                                   -----------       -----------       -----------
                                                                                            --          (117,233)          145,273
                                                                                   -----------       -----------       -----------

            Comprehensive Income (Loss)                                            $(4,708,076)      $(6,575,641)      $(2,312,741)
                                                                                   ===========       ===========       ===========

Basic and Diluted Net Income (Loss) per Common Share
  Applicable to Common Stockholders:
Income (loss) applicable to common shareholders excluding extraordinary item       $     (1.03)      $     (0.80)      $     (0.30)
Extraordinary income on extinguishment of debt, net                                        .44               .01                --
                                                                                   -----------       -----------       -----------
            Net Income (Loss) per Common Share
                Applicable to Common Stockholders                                  $     (0.59)      $     (0.79)      $     (0.30)
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                   Years Ended March 31, 2000, 1999, and 1998

----------------------------------------------------------------------------------------------------------------------
                                              Series B                                     Additional     Accumulated
                                             Preferred              Common Stock            Paid-In          Other
                                               Stock                                        Capital       Comprehensive
                                                                                                          Income (Loss)
                                             -----------    -----------    ------------    -----------    ------------
                                                              Shares          Amount

Balance at March 31, 1997                    $ 3,807,517      8,134,796    $      8,135     22,705,957        (28,040)

   Net loss                                           --             --              --             --             --
   Exercise of options                                --         13,085              13        195,546             --
   Purchase of water rights with                      --
       common stock                                   --         88,238              88      1,162,056             --
   Unrealized gain on investment
       securities                                     --             --              --             --        145,273
   Exchange of convertible
       preferred stock                        (3,807,517)            --              --             --             --
   Vesting of compensatory
        stock options                                 --             --              --        139,500             --
   Preferred dividends                                --             --              --             --             --
   Accretion of preferred stock                       --             --              --             --             --
   Purchase of common stock                           --           (303)             --         (4,520)            --
                                             -----------    -----------    ------------    -----------    -----------

Balance at March 31, 1998                             --      8,235,816           8,236     24,198,539        117,233

   Net loss                                           --             --              --             --             --
   Exercise of options                                --          4,000               4         26,996             --
   Unrealized loss on investment
       securities                                     --             --              --             --       (117,233)
   Vesting of compensatory stock
  options                                             --             --              --        121,967             --
   Preferred dividends                                --             --              --             --             --
   Accretion of preferred stock                       --             --              --             --             --
   Payments to acquire 292,200
       shares of treasury stock                       --             --              --             --             --
                                             -----------    -----------    ------------    -----------    -----------

Balance at March 31, 1999                             --      8,239,616           8,240     24,347,502             --
   Net loss                                           --             --              --             --             --
  Vesting of compensatory                             --             --              --        101,284             --
stock options
    Preferred dividends                               --             --              --             --             --
    Accretion of preferred stock                      --             --              --             --             --
Payments to acquire 49,000 shares of                  --             --              --             --             --
  treasury stock
Cancellation of Common Stock                                     (4,604)             (5)             5
                                             -----------    -----------    ------------    -----------    -----------

Balance at March 31, 2000                    $        --      8,235,212   $      8,235      24,448,791             --
------------------------------------------   -----------    -----------   -------------    -----------    -----------
----------------------------------------------------------------------------------------
                                            Accumulated     Treasury          Total
                                              Deficit         Stock       Stockholders'
                                                                              Equity
                                            --------------------------------------------
Balance at March 31, 1997                     (6,005,891)           --     20,487,678


   Net loss                                   (1,901,430)           --     (1,901,430)
   Exercise of options                                --            --        195,559
   Purchase of water rights with
       common stock                                   --            --      1,162,144
   Unrealized gain on investment
       securities                                     --            --        145,273
   Exchange of convertible
       preferred stock                                --            --     (3,807,517)
   Vesting of compensatory
        stock options                                 --            --        139,500
   Preferred dividends                          (526,000)           --       (526,000)
   Accretion of preferred stock                  (30,584)           --        (30,584)
   Purchase of common stock                           --            --         (4,520)
                                             -----------    ----------    -----------

Balance at March 31, 1998                     (8,463,905)           --     15,860,103


   Net loss                                   (5,434,908)           --     (5,434,908)
   Exercise of options                                --            --         27,000
   Unrealized loss on investment
       securities                                     --            --       (117,233)
   Vesting of compensatory stock
  options                                             --            --        121,967
   Preferred dividends                          (990,401)           --       (990,401)
   Accretion of preferred stock                  (33,099)           --        (33,099)
   Payments to acquire 292,200
       shares of treasury stock                       --    (1,259,030)    (1,259,030)
                                             -----------    ----------    -----------

Balance at March 31, 1999                    (14,922,313)   (1,259,030)     8,174,399
   Net loss                                   (3,185,303)           --     (3,185,303)
  Vesting of compensatory                             --            --        101,284
stock options
    Preferred dividends                       (1,486,954)           --     (1,486,954)
    Accretion of preferred stock                 (35,819)           --        (35,819)
Payments to acquire 49,000 shares of                  --      (115,480)      (115,840)
  treasury stock
Cancellation of Common Stock
                                             -----------    ----------    -----------

Balance at March 31, 2000                    (19,630,389)   (1,374,870)     3,451,767
------------------------------------------   -----------    ----------    -----------

See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Years ended March 31, 2000, 1999 and 1998


------------------------------------------------------------------------------------------------------------------------
                                                                                2000              1999              1998
                                                                         -----------------------------------------------
Cash Flows from Operating Activities:
Net income (loss)                                                         (3,185,303)       (5,434,908)       (1,901,430)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
       Depreciation and amortization                                       1,097,346           625,947           167,206
       Compensation expense on vesting of unexercised                        101,284           121,297           139,500
          compensatory stock options
       Compensation expense on cashless exercise of stock options                 --                --           195,559
       Gain on sale of investment in limited liability company               (40,000)          (40,000)       (2,455,860)
       Gain on sale of other water assets                                   (394,745)
       (Gain) loss on disposition of available-for-sale securities                --           186,620           (38,488)
       Asset impairment charge                                             1,165,982                --                --
       Extraordinary income on early extinguishment of debt               (3,489,803)          (99,656)               --
       Allowance for water project costs                                   1,018,717         1,294,065                --
       Discount on accrued income receivable                                  75,880                --                --
       Loss on disposition of property and equipment                           2,544             1,982             3,738
       Loss on discount of notes receivable                                       --                --            12,431
       Loss on disposition of water rights                                        --                --           208,913
       Loss from investment in limited liability company                          --                --           307,623
       Changes in assets and liabilities:
       (Increase) decrease in:
             Other current assets                                           (570,099)         (103,774)         (323,731)
             Land held for sale (including purchase from
                related party of $264,198 in Fiscal 1997)                   (594,353)         (544,950)        1,246,596
             Water rights                                                    737,055                --                --
             Other assets                                                    (59,912)          (48,084)               --
       Increase (decrease) in:
            Accounts payable                                                   8,444            72,834          (113,717)
            Accrued expenses and other liabilities                           301,595          (242,859)           50,436
            Accrued interest                                                 132,393            24,325           (51,441)
                                                                         -----------       -----------       -----------
            Net cash used in operating activities                         (3,692,975)       (4,186,491)       (2,399,359)
                                                                         -----------       -----------       -----------

Cash Flows from Investing Activities:
       Proceeds from disposition of discontinued operations                       --                --           120,000
       Proceeds from sale of investment in limited liability company              --                --        12,024,000
       Closing costs paid in conjunction with the sale of investment
           in limited liability company                                                                          (60,242)

       Principal payments received on notes receivable                       361,382           215,292           625,353
       Purchase of property and equipment                                    (44,155)         (134,885)           (7,688)
       Purchase of available-for-sale securities                          (3,008,387)      (10,931,503)      (19,511,773)
       Sales of available-for-sale securities                             17,069,797        13,019,387         5,635,323
       Sales of water rights                                                      --                --           600,000
       Sales of other water assets                                           929,535                --                --
       Additions to water rights                                            (419,991)       (1,189,062)         (222,487)
       Purchase of water rights                                           (1,325,000)       (3,278,630)       (2,288,306)
       Additions to other water assets                                      (155,439)         (271,151)          (33,686)
       Prepayment of leasing costs                                          (517,333)       (4,187,679)               --
                                                                         -----------       -----------       -----------
Net cash provided by (used in) investing activities                       12,890,409        (6,758,231)       (3,119,506)
------------------------------------------------------------------------------------------------------------------------

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                    Years ended March 31, 2000, 1999 and 1998

------------------------------------------------------------------------------------------------------------------
                                                                           2000              1999             1998
                                                                    ----------------------------------------------
Cash Flows from Financing Activities:
      Proceeds from long-term debt                                      800,000         3,560,000               --
      Net proceeds from exercise of options                                  --            27,000               --
      Payment of deferred debt costs                                         --           (84,900)              --
      Proceeds from issuance of redeemable preferred stock                   --        10,000,000        5,000,000
      Payment of private placement costs                                     --                --         (255,212)
      Purchase of convertible subordinated debentures                (1,500,000)         (151,006)              --
      Preferred stock dividends                                      (1,486,954)         (291,666)         (59,856)
      Purchase of common stock                                         (115,840)       (1,259,030)          (4,520)
      Principal payments on long-term debt                           (1,245,721)         (421,538)      (1,878,567)
      Cash restricted to fund water development costs                (4,416,431)               --               --
                                                                    -----------       -----------       ----------

            Net cash provided by (used in) financing activities      (7,964,946)       11,378,860        2,801,845
                                                                    -----------       -----------       ----------

Net increase (decrease) in cash and cash equivalents                  1,232,488           434,138       (2,717,020)
Cash and Cash Equivalents, beginning of year                            739,126           304,988        3,022,008
                                                                    -----------       -----------       ----------

Cash and Cash Equivalents, end of year                              $ 1,971,614           739,126          304,988
==================================================================================================================

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

        Investment in Available-for-Sale Securities
        The Company currently invests in only high quality, short-term investments, which it classifies as available-for-sale. Since the investments are short-term and are generally allowed to mature, realized gains and losses resulting from these investments are minimal. These securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings from continuing operations and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on an average cost basis.

        Allowance for Loan Losses
        The Company provides for valuation allowances for loans receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 2000 and 1999, no allowance for loan losses has been provided since the Company's management believes that the value of the collateral is in excess of the total of past due notes receivable.

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

        Water Rights
        Water rights consist of various water interests acquired directly or through the acquisition of real estate properties. Water rights are stated at cost and consist of an allocation of the original purchase price between water rights and real estate properties based on their relative fair values, plus other direct development and acquisition costs and an adjustment as a result of the quasi-reorganization (see
        Note 18).

        Costs are allocated to water rights by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights. In addition, interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 2000, 1999 and 1998 was $83,749, $82,565, and $184,729, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE. 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        The Company capitalizes costs directly related to water projects under development that are considered probable. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these capitalized water project costs, based primarily upon the Company's historical experience with similar projects.

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

        These rights are being amortized using the straight-line method over a 40-year period. The accumulated amortization as of March 31, 2000 and 1999 was $407,444 and $349,124, respectively. Other water assets also include the Company's investment in shares of a mutual water company. The Company carries this investment at its estimated fair market value. In addition, included in other water assets is the Company's investment in water storage projects. The Company capitalizes costs directly related to water storage projects under development that are considered probable of providing a benefit to the Company in future periods. Effective July 1, 1998, the Company adopted a policy of providing an allowance for these water storage project costs based primarily upon the Company's historical experience with similar projects. As of March 31, 2000, the Company's investment in water storage assets of $248,624 and the related allowance for water storage project costs of $124,312 was written off as a result of a decision to cease work on these projects (see Note 17).

        Investment in Limited Liability Company
        The Company accounted for its investment in the limited liability company under the equity method. Accordingly, income or losses were recorded in proportion to the Company's ownership interest. Intercompany profits and losses were eliminated. The Company's investment in and investment loss from the limited liability company were based on the results of the limited liability company's years ended 90 days prior to the Company's year ends.

        Deferred Debt Costs
        Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

        Property and Equipment
        Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $58,567, $29,195 and $26,993, for the years ended March 31, 2000, 1999 and 1998, respectively.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Revenue Recognition - Land
        Sales of land are generally accounted for under the full accrual method. Under that method, gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for full accrual recognition, gain is deferred until these requirements are met.

        Income Taxes
        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell (Note
        17).

        Comprehensive Income
        On April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. As it relates to the Company, comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of operations and comprehensive income. Prior year consolidated financial statements have been reclassified to conform to the requirements of SFAS No. 130.

        Income (Loss) Per Share
        In April 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements.

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Net income available to common stockholders is adjusted in Fiscal 2000 to include the Series D Convertible Redeemable Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $1,486,954 and accretion of $35,819. Net income available to common stockholders is adjusted in Fiscal 1999 to include the Series D Convertible Redeemable Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $990,401 and accretion of $33,099. Net income available to common stockholders is adjusted for Fiscal 1998 to include the Series B Convertible Preferred Stock and Series C Convertible Redeemable Preferred Stock dividends of $526,000 and accretion of $30,584.

        Diluted net income per share is computed by dividing the amount of net income for the period available to each share of common stock outstanding during the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. The weighted average shares used for basic and diluted EPS computation were 7,913,542, 8,186,772 and 8,213,747 shares for the years ended March 31,
        2000, 1999 and 1998, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
        PRACTICES: (CONTINUED)

        Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $2.00 - $12.00, $5.25 - $21.00 and $5.44 - $18.70, in fiscal years ended March 31, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

              ----------------------------------------------------------------------------------------------------
                                                                  2000                1999                 1998
                                                            ------------------------------------------------------
              Stock options                                     1,927,376           1,689,876            1,095,066
              ----------------------------------------------------------------------------------------------------

        Warrants to purchase 98,000 shares of common stock at $17.50 per share expired as of March 31, 2000. These warrants were not included in the computation of diluted earnings per share for the years ended March 31, 1999 and 1998 as their effect would have been antidilutive.

        Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into the following number of shares of common stock, at a conversion price of $15.86, $16.62 and $8.99 per share, were not included in the computation of diluted earnings per share for the years ended March 31, 2000, 1999 and 1998, respectively, as their effect would have been anti-dilutive:

               ---------------------------------------------------------------- --------------------------------------------
                                                                   2000                      1999                   1998
                                                               -------------------------------------------------------------
               Convertible debentures                              614,123                   929,382                 945,763
               Series C redeemable preferred stock                 611,593                   611,593                 569,551
               Series D redeemable preferred stock               1,112,347                 1,112,347                      --
               ---------------------------------------------------------------- --------------------------------------------

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


NOTE 2. RESTRICTED CASH:

        Under the Company's Strategic Relationship Agreement (the "Agreement") with Sociedad General de Aguas de Barcelona, S. A. ("Agbar"), the Company has agreed to use the proceeds from the sale of Series D Preferred Stock only to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of March 31, 2000, a total of $5,583,569 had been expended on such project development and capital costs.

        Prior to the quarter ended December 31, 1999, management of the company had a reasonable expectation that Agbar would waive or modify the restrictions under the Agreement. During the quarter ended December 31, 1999, management initiated discussions with Agbar seeking such a waiver or modification of these restrictions. Pending a resolution of this issue, management has decided to classify the remaining proceeds of the Series D Preferred Stock as restricted. Thus, the Company treats as restricted the remaining proceeds from the Series D Preferred Stock amounting to $4,416,431.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 3. INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES:

        The amortized cost, gross unrealized gains and losses and market value of available-for-sale securities at March 31, 1999 are as follows:


               ---------------------------------------------------------------------------------------------
                                                                            1999
               ---------------------------------------------------------------------------------------------
                                                                     Gross            Gross      Approximate
                                                Amortized       Unrealized       Unrealized           Market
                                                     Cost             Gain            Loses            Value
                                              --------------------------------------------------------------

               Certificate of Deposit         $ 1,000,850        $      --       $       --      $ 1,000,850
               Commercial Paper                 7,813,898               --               --        7,813,898
               Corporate Bonds                  2,830,518               --               --        2,830,518
               US Government Agency Note        2,416,144               --               --        2,416,144
                                              --------------------------------------------------------------
               Total                          $14,061,410        $      --       $       --      $14,061,410
               ---------------------------------------------------------------------------------------------

        The sale of available-for-sale securities resulted in no gross gain or loss for the year ended March 31, 2000, a $186,620 gross loss for the year ended March 31, 1999, and a $51,201 gross gain and a $12,713 gross loss for the year ended March 31, 1998.


NOTE 4. NOTES RECEIVABLE:

        Notes receivable arises from the retail land sales of undeveloped land in Cherry Creek Basin, Colorado and from the sale of non-retail farm property in Yuba County, California. The notes receivable bear interest at rates ranging from 8% to 10%, with a weighted average of 8.7%. Terms of these notes generally require level payments of principal and interest over periods of five to 20 years. The notes are secured by the lots sold. During the year ended March 31, 1998, the Company foreclosed on a note received in connection with land it sold in March 1997. The Company recorded the foreclosed land at $128,352, which represents the lower of the carrying value of the note receivable or the fair market value of the land. The carrying value of the note receivable was comprised of the principal balance of the note receivable ($234,244), accrued interest ($36,452) and legal fees ($5,108) less the deferred profit from the prior year's sale ($147,452).

        Aggregate maturities due on notes receivable at March 31, 2000 are as follows:

               --------------------------------------------------------------------------------
                                                 Non-Retail            Retail
                                                 Land Sales        Land Sales             Total
                                               ------------------------------------------------
               2001                            $     97,477      $     56,758      $    154,235
               2002                                       0           110,006           110,006
               2003                                  99,422            45,665           145,087
               2004                                  69,673            49,476           119,149
               2005                                       0            40,272            40,272
               Thereafter                                 0           112,571           112,571
                                               ------------------------------------------------
               Total                           $    266,572      $    414,748      $    681,320
               --------------------------------------------------------------------------------

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 5. PROPERTY AND EQUIPMENT:

        Property and equipment at March 31, 2000 and 1999 consists of the following:

             ----------------------------------------------------------------------
                                                           2000              1999
                                                      -----------------------------
             Land                                     $     2,952       $     2,952
             Equipment                                    297,635           256,158
                                                      -----------------------------
                                                          300,587           259,110
                   Less accumulated depreciation         (127,884)          (69,451)
                                                      -----------------------------
                                                      $   172,703       $   189,659
             ----------------------------------------------------------------------


NOTE 6. LAND HELD FOR SALE:

        Land held for sale at March 31, 2000 and 1999 consists of the following:

             -----------------------------------------------------------------------------------------
                                                                               2000            1999
                                                                            --------------------------
             Cherry Creek Basin, Colorado                                   $1,299,120      $  703,256
             San Bernardino County, California                               1,042,996         721,481
             Rice farms and ranches, Yuba and Glenn County, California       3,080,490       3,080,490
                                                                            --------------------------
                                                                            $5,422,606      $4,505,227
             -----------------------------------------------------------------------------------------

NOTE 7. WATER RIGHTS:

        Water rights held at March 31, 2000 and 1999 consist of the following:


             ----------------------------------------------------------------------------------------------
                                                                                  2000               1999
                                                                            -------------------------------
             Cherry Creek Basin, Colorado                                   $ 10,725,357       $ 10,684,807
             Los Angeles County, California                                    5,132,886          4,428,788
             San Bernardino County, California                                 2,500,000          3,326,617
             Rice farms and ranches, Yuba and Glenn County, California           280,798            280,798
             Inyo County, California                                           1,274,678          1,011,392
                                                                            -------------------------------
                                                                              19,913,719         19,732,402
                         Less: Allowance for project costs                    (1,532,912)        (1,015,883)
                                                                            -------------------------------
                                                                            $ 18,380,807       $ 18,716,519
             ----------------------------------------------------------------------------------------------

        During the fiscal year ended March 31, 2000, the Company recognized the impairment of the value of certain water rights it owns in the Mojave Basin of San Bernardino County and reduced the carrying value of such water rights by $826,618 to its estimated fair value. This impairment is due, in part, to uncertainty surrounding the appeal of the Mojave Basin adjudication to the California Supreme Court.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 8. PREPAID LEASING COSTS:

        On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California ("Inglewood"). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District of Southern California's ("MWD") rate for water, as defined. For the years ended March 31, 2000 and 1999, the Company recognized revenue of $1,282,660 and $641,330 respectively from the agreement with Inglewood.

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

        In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company will also pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser. During the year ended March 31, 2000, the State Water Resources Control Board entered its Water Rights Order 99-012 limiting the amount of water available for transfer under the Company's agreement with Natomas and imposing certain restrictions on any such transfer. As a result, the Company has provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000.

        During Fiscal 2000, the Company entered into a similar arrangement with Sutter Mutual Water Company, and paid a nonrefundable deposit of $100,000, and incurred other costs as well. The Company has provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000 because of the uncertainty regarding its ability to obtain and sell the water based on the possible application of similar transfer limitations.

        As of March 31, 2000 and 1999, the allowance for prepaid leasing costs was $644,797 and $153,870, respectively. Accumulated amortization as of March 31, 2000 and 1999 was $904,608 and $435,920, respectively.


NOTE 9. INVESTMENT IN LIMITED LIABILITY COMPANY:

        In October 1995, the Company and a joint venture composed of The Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"), an affiliate of Morgan Stanley Group, and two affiliates of Morgan Stanley (collectively, "Western Land Joint Venture") formed Nevada Land and Resource Company, LLC, a Delaware limited liability company ("Nevada LLC") which was owned 35.3% by the Company and 64.7% by Western Land Joint Venture. Nevada LLC acquired approximately 1,400,000 acres of land and related water rights in the state of Nevada. The Company's $12,000,000 investment in Nevada LLC was funded with the proceeds from the sale of 9% Convertible Subordinated Debentures.

        On April 23, 1997, the Company sold its interest in Nevada LLC to Global Equity Corporation ("Global") for $13,360,000, of which $12,024,000 was received in cash and $1,336,000 was received in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of Global. During the year ended March 31, 1998, the Company sold 147,300 Global shares at a gain of $51,201. During the year ended March 31, 1999, Global was acquired

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 9. INVESTMENT IN LIMITED LIABILITY COMPANY: (CONTINUED)

        by PICO Holdings, Inc. ("PICO"). Also during the year ended March 31, 1999, the Company sold its entire holdings in PICO, realizing a loss of $186,620. The Company realized proceeds of $1,222,695 from the sale of the 723,911 shares. In connection with the sale of the Company's interest in the Nevada LLC, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the "Consulting Agreement"). Western Agua, L.P. is a Delaware limited partnership formed by the Company and Western Land Joint Venture. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to the Nevada LLC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of the Nevada LLC or refinancing of the Nevada LLC or other revenues derived from the disposition of Nevada LLC by Global after they both recoup their investment in the Nevada LLC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. In addition, the Western Land JV has agreed to provide the Company with a three-year right of first offer to review all Western Land JV's water investment opportunities in the Western United States. The Nevada LLC has contested Western Agua L.P.'s right to the interest in the net proceeds. Legal action has been stayed by mutual agreement of the parties until June 30, 2002.

        The following information reflects operations of the Nevada LLC for the period from January 1, 1997 through April 23, 1997 (date of sale):


-----------------------------------------------------------------------------------
                                                        For the period 1/1-4/23/97
                                                      -----------------------------
Net operating revenues                                                  $   533,000
General and administrative expenses                                       1,404,000
                                                                        -----------
Net loss                                                                $  (871,000)
                                                                        ===========
Company's share of net loss                                             $  (307,623)
-----------------------------------------------------------------------------------


        As a result of the sale of the Company's interest in the Nevada LLC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242 and deferred $120,000 of the gain relating to estimated future consulting services that are to be provided in accordance with the Consulting Agreement. During Fiscal 2000,1999 and 1998, $40,000, $40,000, and $36,667, respectively, of the deferred gain was realized.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash and cash equivalents, cash and cash equivalents-restricted, other current assets, accounts payable, accrued expenses and other liabilities, and accrued interest are reasonable estimates of their fair values due to the short-term nature of those instruments.

        The carrying amount of the notes receivable is a reasonable estimate of fair value based on management's belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

        The carrying amount of the long-term debt and debentures is based on the principal amount owed, and does not represent management's belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments. The Company repurchased $5,000,000 principal amount of its debentures for $1,500,000 during the fiscal year ended March 31, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 11. ACCRUED EXPENSES AND OTHER LIABILITIES:

        Accrued expenses and other liabilities at March 31, 2000 and 1999 consists of the following:


--------------------------------------------------------------------------------------------------------
                                                                                    2000          1999
                                                                                  ----------------------
Severance and costs of closing San Diego office                                   $ 20,768      $     --
Consulting and engineering                                                         377,124       100,985
Professional fees                                                                   89,153        99,925
Printing costs                                                                      95,269        73,451
Vacation                                                                            51,147        80,147
Other                                                                              158,229       135,587
                                                                                  ----------------------
                                                                                  $791,690      $490,095
--------------------------------------------------------------------------------------------------------


        During the quarter ended December 31, 1999, the Company decided to consolidate its corporate headquarters into its Point Richmond, California office and to close its existing San Diego office. The consolidation, which is expected to be completed during the quarter ending June 30, 2000, resulted in the reduction of five administrative personnel from its San Diego office, and the early termination of (or other provision for) its office and equipment leases in San Diego. During the year ended March 31, 2000, total accrued severance costs for payroll and related charges were $70,836, and had been charged to general and administrative expenses.

        The consolidation resulted in the elimination of three administrative positions and the transfer of two positions to Point Richmond.

        In addition, the Company identified certain fixed assets that will be sold upon the closing of its existing San Diego office. Accordingly, the Company has revised the estimated useful lives of these fixed assets which will be used until the closing of its existing San Diego office, and has recorded an additional depreciation charge amounting to $6,253 for the year ended March 31, 2000.


NOTE 12. LONG-TERM DEBT:

        Long-term debt at March 31, 2000 and 1999 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, the rice farms and ranches in Yuba and Glenn County, California, and a ranch in Inyo County, California and the financing of the lump-sum payment to the City of Inglewood related to the pumping rights lease (see Note 8):


               ------------------------------------------------------------------------------------------------------------
                                                                                             2000                 1999
                                                                                   ----------------------------------------
               Water leasing program
               Five-year amortizing term loan beginning September 30, 1998. The loan accrues interest at the bank's Reference Rate, as defined, or LIBOR (capped at 6%) plus 1.5%, and is payable quarterly, or sooner, at the Company's option. Principal is payable quarterly, at the following annual rate, based on the loan year of October 1 through September 30: Year 1, $560,000; Year 2, $628,000; Year 3,
               $708,000; Year 4, $790,000; Year 5, $874,000.                                $2,686,000           $3,280,000

               Cherry Creek Basin
               Mortgage note payable bearing interest at 8%. Principal and interest are payable in annual installments of $14,307. Balance is due December 2002. At maturity, a balloon payment of $47,386
               plus any accrued interest is due.                                                66,139               74,487

               Rice farms and ranches
               Mortgage note payable bearing interest at 9%. Principal and interest are payable in annual installments of $39,786. Balance
               is due July 2007.                                                               220,210              238,529
               ------------------------------------------------------------------------------------------------------------

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


               --------------------------------------------------------------------------------------------------------------
               Mortgage note payable bearing interest at 8%. Principal and                            --              625,054
               interest are due in annual installments Of $72,632. The note reached maturity, June 30, 1999 and a balloon payment of $625,054 plus any accrued interest was paid.

               Mortgage note payable bearing interest at 8%. Interest is payable in semi-annual installments. The entire principal balance plus
               any unpaid interest are due at maturity, February 28, 2001.                       758,000                   --
                                                                                     ----------------------------------------
                                                                                               3,730,349            4,218,070
               Less current maturities of long-term obligations                               (1,454,983)          (1,245,721)
                                                                                     ----------------------------------------
                                                                                              $2,275,366           $2,972,349
               --------------------------------------------------------------------------------------------------------------


        Each of the notes payable above is collateralized by the related individual property. As of March 31, 2000 and 1999, the carrying value of the collateral for notes payable was $5,464,604 and $6,788,224 respectively.

        During the year ended March 31, 1999, the Company incurred $89,400 of deferred debt costs related to the five-year amortizing term loan. Amortization expense on the deferred debt costs totaled $16,980 and $8,490 for the years ended March 31, 2000 and 1999, respectively. Accumulated amortization as of March 31, 2000 and 1999 was $25,470 and $8,490, respectively.

        During the year ended March 31, 2000, the Company purchased a ranch in Inyo County, California. As partial consideration, it gave a mortgage note payable of $800,000. Prior to year-end, certain personal property assets acquired with the land were sold, and the proceeds of $42,000 were used to reduce the balance of the note to $758,000 at March 31, 2000.

        Aggregate maturities required on long-term debt at March 31, 2000 are as follows:


                 --------------------------------------------------
                 2001                                   $1,454,983
                 2002                                      780,502
                 2003                                      903,109
                 2004                                      462,858
                 2005                                       28,186
                 Thereafter                                100,711
                                               --------------------
                                                        $3,730,349
                 --------------------------------------------------


NOTE 13. 9% CONVERTIBLE SUBORDINATED DEBENTURES:

        On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the "Debentures"), due in 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

        The Debentures are initially convertible into 945,763 shares of the Company's common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. During the year ended March 31, 2000, the Company repurchased $5,000,000 of the Debentures for $1,500,000. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $272,956 and $89,287, respectively. During the year ended March 31, 1999, the Company repurchased $260,000 of its Debentures for $151,006. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $14,193 and $4,856, respectively. Amortization expense on the deferred debt costs was $62,659 and $81,888 for the years ended March 31, 2000 and 1999. Accumulated amortization as of March 31, 2000 and 1999 was $239,826 and $282,120, respectively.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 14. PREFERRED STOCK:

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

        On April 21, 1997, the Company issued 569,551 shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock") through a private offering. The Company received $5,000,000 in cash and incurred $255,212 of placement costs. In addition, in connection with the private placement, the shareholders exchanged all 4,000 outstanding shares of Series B Preferred Stock for Series C Preferred Stock. The Series C Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value of $447,695 is being accreted by periodic charges to accumulated deficit until the redemption date in April 2007. Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

        The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The first four semi-annual dividend payments (July 15, 1997 through and including January 15, 1999) to be made with respect to Series C Preferred Stock may be made, at the sole discretion of the Board of Directors, in cash or, in full or in part, by issuing additional shares of Series C Preferred Stock. Thereafter all dividend payments made with respect to the Series C Preferred Stock are payable in cash. On July 15, 1997, the Company paid dividends of $151,952 to the Series C Preferred Stockholders of which $40,261 was paid in cash and $111,691 was paid through the issuance of 112 shares of Series C Preferred Stock. In addition, the Company paid dividends of $42,904 to the Series C Preferred Stockholders related to the Series B Preferred Stock (owned prior to its conversion on April 21, 1997), of which $19,595 was paid in cash and $23,309 was paid through the issuance of 23 shares of Series C Preferred Stock. On January 15, 1998, July 15, 1998 and January 15, 1999 the Company paid dividends which totaled $1,029,879 for the three payments, all of which was paid through the issuance of 1,029 shares of Series C Preferred Stock. During the fiscal year ended March 31, 2000, the Company paid cash dividends of $736,954 on the Series C Preferred Stock.

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

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 14. PREFERRED STOCK: (CONTINUED)

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

        Notwithstanding the foregoing, the Company may not redeem any shares of the Series D Preferred Stock unless the common stock has had a trading price, as defined, of not less than 150% of the Conversion Price for 20 consecutive trading days prior to the Company giving notice to the holders thereof. In addition, the Company shall not have the right to redeem more than 9,000 of the initial 10,000 shares without the consent of the holders of the initial 10,000 shares so long as the shares of Series C Preferred Stock are not subject to redemption at the option of the Company, and any such redemption of shares of Series D Preferred Stock at the option of the Company shall be done on a pro rata basis with a redemption of shares of Series C Preferred Stock. The limitation on the number of shares that can be redeemed by the Company if the trading price, as defined, condition has been met, as set forth in the preceding sentence, shall only apply to the initial 10,000

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 14. PREFERRED STOCK: (CONTINUED)

        shares and not to any of the other 15,000 shares of Series D Preferred Stock that may be issued after the issuance of the initial 10,000 shares. In case of the redemption of only a part of the outstanding shares of Series D Preferred Stock, the shares so to be redeemed shall be selected pro rata.

        During the year ended March 31, 2000, the Company paid cash dividends of $750,000 on the Series D Preferred Stock.


NOTE 15. TREASURY STOCK PURCHASE PROGRAM:

        In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. As of March 31, 2000, the Company had repurchased 341,200 shares of common stock at a cost of $1,374,870. The purchase of treasury shares was recorded using the cost method.

NOTE 16. INCOME TAXES:

        Total income taxes for the years ended March 31, 2000, 1999 and 1998 were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:

               -------------------------------------------------------------------------------------------------------------
                                                                        Current              Deferred                Total
                                                          -----------------------------------------------------------------
               Year ended March 31, 2000 (State):                         $3,200                    --               $3,200
               Year ended March 31, 1999 (State):                         $3,200                    --               $3,200
               Year ended March 31, 1998 (State):                         $2,400                    --               $2,400
               -------------------------------------------------------------------------------------------------------------

        Income tax expense attributable to income (loss) from continuing operations was $3,200, $3,200 and $2,400, for the years ended March 31, 2000, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) from continuing operations as a result of the following:


               ------------------------------------------------------------------------------------------------------------
                                                                                   2000              1999              1998
                                                                            -----------------------------------------------
               Computed "expected" income tax expense (benefit)             $(1,083,000)      $(1,847,900)      $  (646,500)
               Depreciation and amortization of property and equipment           85,800                --          (326,800)
               Accrued  expenses                                                666,000                --           118,200
               Cost of sale related to quasi-reorganization                          --                --            68,300
               NOL carry-forward                                                289,000         1,853,000           791,200
               Other                                                             42,200            (5,100)           (4,400)
               State income taxes                                                 3,200             3,200             2,400
                                                                            -----------------------------------------------
                                                                            $     3,200       $     3,200       $     2,400
               ------------------------------------------------------------------------------------------------------------



        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are presented below.


               --------------------------------------------------------------------------------------------------
               Deferred tax assets:                                                        2000              1999
                                                                                   ------------       -----------
               Allowance for water projects                                        $  1,483,000       $   518,000
               Property and equipment                                                   103,000           342,000
               Net operating loss carry-forwards                                      9,136,000         8,841,000
                                                                                   ------------------------------
               Total gross deferred tax assets                                       10,722,000         9,701,000
               Less valuation allowance                                             (10,250,000)       (9,447,000)
                                                                                   ------------------------------
               Net deferred tax assets                                                  472,000           254,000
                                                                                   ------------------------------
               Deferred tax liabilities: Land held for sale and water rights,
                  principally due to differences in capitalized interest               (472,000)         (254,000)
               Total gross deferred tax liabilities                                    (472,000)         (254,000)
                                                                                   ------------------------------
               Net deferred tax asset                                              $          0       $         0
               --------------------------------------------------------------------------------------------------

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 16. INCOME TAXES: (CONTINUED)

        The valuation allowance for deferred tax assets as of April 1, 1999 and 1998 was $9,447,000 and $7,594,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2000 and 1999 was an increase of $803,000 and $1,853,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the years ended March 31, 2000, 1999 and 1998, the valuation allowance was increased as a result of the current year's net operating loss carry-forward. In addition, during the year ended March 31, 1997, the sale of the Company's interest in the Nevada LLC resulted in a $1,100,000 adjustment to the beginning-of-the-year valuation allowance.

        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2000 and 1999. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry-forward period change.

        At March 31, 2000, the Company has net operating loss carry-forwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:


               ------------------------------------------------------------------
               2001                                                   $   800,000
               2002                                                     1,200,000
               2004                                                       900,000
               2005                                                       400,000
               2006                                                     2,000,000
               2007                                                     1,600,000
               2008                                                     1,800,000
               2009                                                       400,000
               2010                                                     1,300,000
               2011                                                     1,800,000
               2012                                                     4,900,000
               2018                                                     2,400,000
               2019                                                     4,300,000
               2020                                                       850,000
                                                                      -----------
                                                                      $25,475,000
               ------------------------------------------------------------------

        In addition, the Company has investment tax credit carry-forwards of approximately $80,000 which are available to reduce future federal regular income taxes, if any, through March 31, 2001.


NOTE 17. IMPAIRMENT OF LONG-LIVED ASSETS:

        During fiscal 2000, based on a comprehensive review of the Company's water rights and other assets, the Company recorded a noncash impairment of water rights of $826,618, and an impairment of other water assets of $339,364. These impairments were to reduce the recorded asset values of certain water rights held by the Company in San Bernardino County, California, and certain other water-related assets to their estimated fair market value.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 18. QUASI-REORGANIZATION:

        The Company's Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company's stockholders in March 1995, and accordingly, the assets and liabilities have been restated to current values as of the date of the reorganization. The amount of increases, however, are limited to the decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company's prior and now discontinued operation, was eliminated by a corresponding decrease in the Company's additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carry-forwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital. Accordingly, the $135,000 increase to the deferred tax asset for the year ended March 31, 1996 was offset by an equal increase to paid-in capital.


NOTE 19. STOCK OPTIONS AND WARRANTS:

        Under the Company's 1997, 1993 and 1990 stock option plans (the "Plans"), the Company may grant options to purchase up to 2,600,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. Effective with the approval of the stockholders at the September 15, 1998 annual meeting, the number of shares of common stock reserved for issuance under the Company's 1997 Stock Option Plan increased from 600,000 to 1,400,000. Stock options are generally granted at an exercise price no less than fair value on the date of grant. Options available to be granted at March 31, 2000, 1999 and 1998 were 369,500, 607,000, and 442,668, respectively.

        The per share weighted-average fair value of stock options granted during the years ended March 31, 2000, 1999 and 1998 was $2.40, $4.60 and $3.72, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
        Year ended March 31, 2000 - Expected dividend yield of zero, expected volatility of .8319, risk-free interest rates ranging from 4.70% to 5.68%, and an expected life of 5 years. Year ended March 31, 1999--Expected dividend yield of zero, expected volatility of .5832, risk-free interest rates ranging from 4.49% to 5.68%, and an expected life of 5 years. Year ended March 31, 1998 - Expected dividend yield of zero, expected volatility of .384, risk-free interest rates ranging from 5.72% to 6.55%, and an expected life of 5 years.

        The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, in Fiscal 2000, 1999, and 1998, compensation expenses of $101,284, $121,967, and 139,500 respectively, have been recognized in conjunction with the vesting of unexercised stock options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and basic and diluted loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below:


              ------------------------------------------------------------------------------------------------
                                                                     Fiscal 2000    Fiscal 1999   Fiscal 1998
                                                                ----------------------------------------------
              Net Loss:                             As reported       $4,708,076     $6,458,408     $2,458,014
                                                    Pro forma          6,460,011      7,669,176      5,439,135
              Basic and diluted loss per share:     As reported           $ 0.59         $ 0.79         $ 0.30
                                                    Pro forma               0.82           0.94           0.66
              ------------------------------------------------------------------------------------------------

        Pro forma net loss and loss per share reflect only options granted during the years ended March 31, 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options vesting period of one to five years and compensation cost for options granted prior to April l, 1995 is not considered.

        Effective April 1, 1999, the Company granted 10,000 stock options at $5.33 to Agbar which are not covered under existing plans. These options would normally be granted to Agbar's representative on the Company's Board of Directors, however, as Agbar's policy prohibits him from accepting them, the options were granted to Agbar.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 19. STOCK OPTIONS AND WARRANTS: (CONTINUED)

        Stock option activity during the periods indicated is as follows:


             -------------------------------------------------------------------------------------
                                                               Number of Shares   Weighted-Average
                                                                                   Exercise Price
                                                             -------------------------------------
             Balance at March 31, 1997                             857,000        $    13.15

                  Granted                                          722,000             10.53
                  Exercised                                        (24,600)             6.97
                  Forfeited                                       (459,334)            14.92
                                                                ----------
             Balance at March 31, 1998                           1,095,066             10.82
                                                                ----------

                  Granted                                        1,300,000             15.21
                  Exercised                                         (4,000)             6.75
                  Cancelled/forfeited                             (701,190)            12.02
                                                                ----------
             Balance at March 31, 1999                           1,689,876             13.71
                                                                ----------

                  Granted                                          368,500              5.37
                  Exercised                                             --
                  Cancelled/forfeited                             (436,809)            10.85
                                                                ----------
             Balance at March 31, 2000                           1,621,567             12.58
             -------------------------------------------------------------------------------------

        At March 31, 2000 and 1999, the exercise prices of outstanding options ranged from $2.00-$21.00 and $5.25-$21.00, respectively, and the weighted-average remaining contractual life of outstanding options was
        7.3 years and 8.2 years, respectively.

        At March 31, 2000 and 1999, the number of options exercisable was 685,309 and 447,882, respectively, and the weighted-average exercise price of those options was $12.58 and $11.00, respectively.

        During the year ended March 31, 1996, the Company granted warrants to purchase a total of 98,000 shares of common stock at $17.50 per share in consideration for services provided by unrelated third parties. The warrants expired in September and October, 1999. No warrants were granted or exercised during the years ended March 31, 2000, 1999 and 1998.

        On March 6, 1998, the Company reduced the exercise prices on 396,000 previously awarded options. The exercise prices, which originally ranged from $13.50-$18.18, were reduced to $9.50 which was the market price of the Company's common stock on the date of modification. Subsequent to Fiscal 1998, the Company rescinded the repricing on 285,000 of the options effective March 6, 1998.


NOTE 20. EXTRAORDINARY INCOME:

        During the year ended March 31, 2000, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debentures plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $ 272,956, net of accumulated amortization of $104,951, the Company recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $3,489,803.

        During the year ended March 31, 1999, the Company repurchased $260,000 of its 9% Convertible Subordinated Debentures for $151,006. After reducing related deferred debt costs of $9,337, net of accumulated amortization of $4,856, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $99,656.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

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


        In March 2000, the company sold 714.5 shares of the Fontana Mutual Water Company which it owned for a net price of $950,000, and realized a gain on the sale in the amount of $394,745.


NOTE 22. GENERAL AND ADMINISTRATIVE:

        General and administrative expenses for the years ended March 31, 2000, 1999 and 1998 consist of the following:


--------------------------------------------------------------------------------------------------------------------------
                                                                                      2000            1999            1998
                                                                                ------------------------------------------
Payroll and related costs                                                       $2,242,856      $1,989,138      $2,596,407
Legal and accounting                                                               425,112         576,055         760,057
Consulting and engineering                                                       1,454,902         912,050         623,385
Travel                                                                             220,380         159,955         127,517
Allowance for water project costs                                                1,018,717       1,294,065              --
Impairment of assets                                                             1,165,982              --              --
Other corporate                                                                    920,666         873,929       1,538,193
                                                                                ------------------------------------------
                                                                                $7,448,615      $5,805,192      $5,645,559
--------------------------------------------------------------------------------------------------------------------------


NOTE 23. EMPLOYEE BENEFIT PLAN:

        The Company has a 401(k) Plan for all employees. This plan contains no eligibility requirements and contributions by the Company are discretionary. The Company matches a percentage of the contributions of participating employees. Company matching contributions for the year ended March 31, 2000 and 1999 amounted to $16,194 and $9,892, respectively. There was no 401(k) plan in fiscal 1998.


NOTE 24. SEGMENT INFORMATION:

        The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of its water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments as of March 31, 2000, 1999 and 1998 and for the years then ended is presented on the following page:

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 24.       SEGMENT INFORMATION: (CONTINUED)


--------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000               1999               1998
                                                                              --------------------------------------------------
Segment revenue:
     Water                                                                    $  2,796,037       $  1,477,375       $    932,377
     Real estate                                                                        --            345,615          2,990,000
                                                                              ------------       ------------       ------------
                                                                              $  2,796,037       $  1,822,990       $  3,922,377
                                                                              ============       ============       ============
Net income (loss):
     Water                                                                    $  1,028,323       $    476,377       $     65,139
     Real estate                                                                        --            161,615          1,560,829
  Non-segment                                                                   (4,213,626)        (6,072,900)        (3,527,398)
                                                                              ------------       ------------       ------------
                                                                              $ (3,185,303)      $ (5,434,908)      $  1,901,430
                                                                              ============       ============       ============
Depreciation and amortization expense:
     Water                                                                    $    959,387       $    477,369       $     58,325
  Non-segment                                                                      137,959            148,578            108,881
                                                                              ------------       ------------       ------------
                                                                              $  1,097,346       $    625,947       $    167,206
                                                                              ============       ============       ============
Assets:
     Water                                                                    $ 23,581,227       $ 25,579,150       $ 18,453,067
     Real estate                                                                 5,422,604          4,505,227          3,960,277
  Non-segment                                                                    8,697,119         17,546,483         19,478,624
                                                                              ------------       ------------       ------------
                                                                              $ 37,700,950       $ 47,630,860       $ 41,891,968
--------------------------------------------------------------------------------------------------------------------------------


        For the years ended March 31, 2000 and 1999, the Company recognized revenue of $1,282,600 and $641,330, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.


NOTE 25. COMMITMENTS AND CONTINGENCIES:

        The Company has several noncancelable office equipment, office space and farmland operating leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $163,034, $123,866 and $112,834 for the years ended March 31, 2000, 1999 and 1998, respectively.

        In addition, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood in September 1998. In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year. The fees for subsequent years will be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by MWD for full service untreated water and the price components established by the West Basin Municipal Water District for MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

        Future minimum leases payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2000 are:

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 25.       COMMITMENTS AND CONTINGENCIES: (CONTINUED)


                     ---------------------------------------------------------------------------------------------------
                                                                            Water Rights          Others           Total
                                                                            --------------------------------------------
                     Year ended March 31, 2001                                $  192,510      $  145,939      $  338,449
                     Year ended March 31, 2002                                   200,070         124,449         324,519
                     Year ended March 31, 2003                                   207,630          87,630         295,260
                     Year ended March 31, 2004                                   215,190          91,135         306,325
                     Year ended March 31, 2005                                    33,750           7,619          41,369
                     Thereafter                                                  286,883              --         286,883
                                                                              ------------------------------------------
                     Total minimum lease payments                             $1,136,033         456,772       1,592,805
                     ---------------------------------------------------------------------------------------------------


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

        Effective September 1, 1999 (the "Effective Date"), the Company, Western Agua and Nevada LLC entered into an agreement wherein they agreed that:
        (1) The action would be dismissed without prejudice; (2) From the Effective Date forward, the Company and Western Agua were relieved of restrictions on certain water-related business activities; (3) All claims, counterclaims and defenses by Western Agua and the Company, on the one hand, against Nevada LLC, on the other hand, and all claims, counterclaims and defenses by Nevada LLC, on the one hand, against Western Agua and/or the Company, on the other hand, would be preserved without regard to the passage of time, from the Effective Date through and including July 31, 2002; and (4) Nevada LLC would deliver notice to Western Agua on or before June 30, 2002 of the amount of the consulting fee, if any, which would be owed by Nevada LLC to Western Agua if the Consulting Agreement were in effect as of April 23, 2002.

        The Company is obligated under its consulting agreement with Houlihan, Lokey Howard & Zukin Capital to pay advisory fees in connection with the financial advisory work being performed by that firm, and additional amounts depending on the completion of certain transactions. The minimum remaining obligation of the Company as of March 31, 2000 is $100,000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 25.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

        The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, the Company believes that any financial impact would not be material to its financial position, annual operating results or cash flows.


NOTE 26.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               2000           1999           1998
                                                                                        -----------    -----------    -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                           $ 1,197,160    $ 1,523,582    $ 1,601,470
     Interest capitalized during the period                                                  83,749         82,565        184,729
     Cash paid during the period for income taxes                                             3,200          3,200          2,400
Supplemental disclosure of noncash investing and financing activities:
     Water rights acquired in exchange for common stock                                          --             --      1,162,144
     Exchange of Series B convertible preferred stock for Series C Convertible                   --             --      3,807,517
        redeemable preferred stock
     Deferred gain on sale of investment in limited liability company                            --             --         83,333
       Issuance of note receivable in conjunction with sale of limited
       Liability company                                                                         --             --      1,336,000
     Conversion of note receivable and related accrued interest receivable into investment in available-for-sale
        security:
             Note Receivable                                                                     --             --     (1,336,000)
             Other current assets                                                                --             --        (22,840)
                                                                                        -----------------------------------------
                                                                                                 --             --     (1,358,840)
     Preferred stock issued in lieu of cash dividend                                             --        698,736        466,144
     Accretion of preferred stock issuance costs                                             35,819         33,099         30,584
     Common stock issued upon exercise of stock options                                          --             --             13
     Unrealized gain (loss) on available-for-sale-securities                                     --       (117,233)       145,273
     Foreclosure of note receivable secured by land:
             Land held for sale                                                                  --             --        128,352
             Notes receivables                                                                   --             --       (123,244)
             Accounts payable                                                                    --             --         (5,108)
     Forgiveness of debt resulting from sale of land held for sale:
             Long-term debt                                                                 (42,000)            --             --
             Land held for sale                                                              42,000             --             --
     Forgiveness of note receivable and related accrued interest
         From purchase of land held for sale:
             Land held for sale                                                            (365,024)            --             --
             Note Receivable                                                                343,699             --             --
             Other current assets                                                            21,325
     Write off of water rights and other water assets
             Other water assets                                                            (339,364)            --             --
             Water rights                                                                   826,618             --             --
Write-off of property, equipment and related accumulated depreciation:
             Property and equipment                                                          (2,678)        (2,477)       (54,116)
             Accumulated depreciation                                                           134            495         50,378
---------------------------------------------------------------------------------------------------------------------------------