Form 10-K/A
period 2000-03-31
WESTERN WATER CO
filed 2000-07-31
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

       Registrant's telephone number, including area code: (510) 234-7400

                                                                                   NAME OF EACH EXCHANGE
Securities registered pursuant to Section 12(b) of the Act: TITLE OF EACH CLASS     ON WHICH REGISTERED
                                                            --------------------   ---------------------
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

                                      NONE

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following chart sets forth information concerning the directors and executive officers of the Company.


                                                CURRENT                          PRINCIPAL OCCUPATION FOR THE
                                            POSITIONS WITH                            PAST FIVE YEARS AND
NAME                          AGE               COMPANY                           CERTAIN OTHER DIRECTORSHIPS
----                          ---           ---------------                      ----------------------------
Michael Patrick George        50    Director, President, Chief         Chairman of the Board of Directors of the Company
                                    Executive Officer, Chairman of     since September, 1999; President and Chief
                                    the Board of Directors and         Executive Officer of the Company since April 1998;
                                    acting Chief Financial             Officer Acting Chief Financial Officer of the
                                                                       Company since April 2000; Managing Director of
                                                                       J.P. Morgan, an investment banking firm, from 1992
                                                                       to April 1998; an officer of The First Boston
                                                                       Corporation, an investment banking firm, from 1984
                                                                       to 1992; Vice President with Lehman Brothers Kuhn
                                                                       Loeb, an investment banking firm, from 1978 to
                                                                       1984; attorney at O'Connor & Hannan, a law firm,
                                                                       from 1975 to 1978.

James E. Sherman              43    Vice President and                 Vice President and Secretary of the Company since
                                    Secretary                          February, 2000, consultant to the Company since
                                                                       September 1999. From 1997 to 1999, Chief Financial
                                                                       Officer of a private engineering firm which
                                                                       specialized in public infrastructure development.
                                                                       Prior thereto, a corporate finance officer for
                                                                       First Interstate Bank and for Continental Illinois
                                                                       National Bank and Trust Company of Chicago. He is
                                                                       a graduate of the University of California at
                                                                       Berkeley.

Ronald I. Simon               61    Director since September 1999      Financial consultant since April 2000. Executive
                                                                       Vice President of the Company from April 1999 to
                                                                       April 2000; Chief Financial Officer and Secretary
                                                                       of the Company from May 1997 to April 2000. 1974
                                                                       to April 2000, President of Ronald I. Simon, Inc.
                                                                       a financial consulting firm; 1993 to 1997,
                                                                       Chairman of the Board of Sonant Corporation, an
                                                                       interactive voice response equipment company; 1995
                                                                       to 1999, Director of Citadel Holdings Corporation,
                                                                       a real estate investment company; 1995 to present,
                                                                       Director of SoftNet Systems, Inc., an internet
                                                                       service provider; 1995 to present, Director of
                                                                       Westcorp Investments, a wholly-owned subsidiary of
                                                                       Westcorp Inc., the holding company for Western
                                                                       Financial Bank; May 1999 to present, Director of
                                                                       Collateral Therapeutics, Inc., a developer of
                                                                       non-surgical gene therapy products to treat
                                                                       cardiovascular disease; 1986 to 1990, Managing
                                                                       Director and Chief Financial Officer of Henley
                                                                       Group, Inc.

Robert A. Baker               61    Director since July 2000           From 1974 to present, President & CEO of RAB
                                                                       Associates, a financial consulting firm; From
                                                                       January 1998 to present, Director of Mosaic
                                                                       Capital LLC, an investment banking firm; from 1970
                                                                       to 1974, President & CEO of American Management
                                                                       Company. His current and past directorships
                                                                       include Northern Life Insurance Company, Bankers
                                                                       National Life Insurance Company, Alpen, Inc. and
                                                                       American Investment Company.

David A. Abel                 53    Director since November 1998       Currently President and Chief Executive Officer of
                                                                       ABL, Incorporated, a consulting firm; Director of
                                                                       the Metro Forum Project, a foundation to engage
                                                                       citizen leaders in an exploration of the fiscal
                                                                       constraints on local government; Chairman of the
                                                                       Los Angeles County Economy & Efficiency
                                                                       Commission; Formerly Chairman of CALSTART, one of
                                                                       seven national corsortia working to build and
                                                                       support an advanced transportation technology;
                                                                       Director of SuperShuttle International, Inc. a
                                                                       transportation company.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Company's Common Stock, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-ten-percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of copies of reports filed with the Commission and submitted to the Company since April 1, 1999 and on representations by certain directors and executive officers of the Company, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis during the past fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION

         Summary Compensation Table. The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 2000, 1999, and 1998 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 2000 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 2000 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the "Named Executives.")

                                                                                                     Long-Term
                                                                                                   Compensation
                                                          Annual Compensation                         Awards
                                               -------------------------------------------        --------------
                                                                                                   Number Stock
                                                                                                      Option           All Other
Name and Principal Position                    Year           Salary               Bonus          Shares Granted     Compensation
---------------------------                    ----          --------             --------        --------------     ------------
Peter L. Jensen                                2000          $257,394(1)                                              $137,861(1)
  Former Chairman                              1999          $250,000             $150,000                 0
                                               1998          $239,350             $100,000                 0

Michael Patrick George                         2000          $250,000             $    -0-
  Chairman, President and Chief                1999          $233,986(2)          $    -0-           650,000
  Executive Officer, Acting Chief
  Financial Officer

Ronald I. Simon                                2000          $214,488                                                 $101,284(4)
  Former Executive Vice President and          1999          $199,800             $    -0-            20,000          $121,967(4)
  Chief Financial Officer (5)                  1998          $159,375(3)          $    -0-           200,000          $139,500(4)

Zach A. McReynolds                             2000          $213,707
  Former Executive Vice President,             1999          $150,058(6)          $    -0-           200,000
  Chief Marketing Officer (7)


(1) Mr. Jensen left the Company's employ in September 1999, and was paid his base salary for the balance of his contract term. In addition, he was paid severance compensation of $137,861.

(2) Mr. George joined the Company in April 1998. Mr. George's 1999 salary listed in the table reflects the amount received during that partial year.

(3) Mr. Simon joined the Company in May 1997. The amount listed is the salary paid to Mr. Simon during that partial fiscal year.

(4) Reflects the annualized portion of the difference between the exercise price of 80,000 options granted to Mr. Simon and the market price at the time of the grant.

(5)      Mr. Simon resigned as an officer of the Company in April 2000.

(6) Mr. McReynolds joined the Company in June 1998. The salary listed in the table reflects the amount Mr. McReynolds received during the partial year.

(7)      Mr. McReynolds resigned as an officer of the Company in April 2000.


         Option Grants. There were no options granted during the fiscal year ended March 31, 2000.

         Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. The following table sets forth information regarding stock options that were exercised by the Named Executives during the last fiscal year and the number and value of unexercised options owned at March 31, 2000 by the Named Executives.


                                                                Number of                      Value of
                                                           Unexercised Options            Unexercised Options
                             Shares                         at March 31, 2000             At March 31, 2000(2)
                            Acquired         Value      ---------------------------   ---------------------------
Name                       On Exercise    Realized(1)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                       -----------    -----------   -----------   -------------   -----------   -------------
Peter L. Jensen                  -0-      $     -0-       265,000            -0-      $     -0-     $      -0-
Michael Patrick George           -0-            -0-       216,668        433,332            -0-            -0-
Ronald I. Simon                  -0-            -0-        86,667         73,333            -0-            -0-
Zach A. McReynolds               -0-            -0-        66,667        133,333            -0-            -0-

(1) The value realized represents the excess of the market value of the Common Stock on the date exercised over the exercise price of the options.

(2) The value of unexercised options represents the excess of the market value of the Common Stock on March 31, 2000 over the exercise price of the options.

         Director Compensation. Effective April 1, 2000, Directors who are not employees of the Company receive a fee of $10,000 per year for service on the Board of Directors and an additional fee of $10,000 per year for service as the chairman of any committee of the Board of Directors. In addition, all directors receive $1,000 for each Board meeting they attend, and all directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending Board meetings. Each non-employee director is automatically granted an option on the first business day of each fiscal year to purchase 10,000 shares of Common Stock at an exercise price equal to the closing price for the Common Stock as reported by The Nasdaq Stock Market on the date of grant of such option. Such options are exercisable as to one-third on the first, second and third anniversary of grant.

         Employment Agreements. None of Named Executives currently is a party to any written or oral employment agreement with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         No members of the Compensation Committee are, or since April 1, 1999 have been, officers of the Company, nor have such members had any material business relationship with the Company. However, Mr. Ras, one of the members of the Compensation Committee during the last fiscal year, is the Director General of Agbar. In October 1998, the Company entered into a Strategic Relationship Agreement with Agbar, pursuant to which one of Agbar's subsidiaries purchased 10,000 shares of the Series D Preferred Stock for 10,000,000 and appointed Mr. Ras to the Company's Board of Directors. In July 2000, Mr. Ras resigned from the Company's Board of Directors and from the Compensation Committee.

STOCK OPTION PLANS

         1993 Stock Option Plan. The 1993 Stock Option Plan (the "1993 Plan") authorizes the granting of both incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonqualified stock options to officers, non-employee directors, employees, consultants and others performing services for the Company to purchase in the aggregate 800,000 shares of the Company's Common Stock. The 1993 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

         The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the 1993 Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of the Company's capital stock (or the stock of a parent or subsidiary of the Company) as of the date of grant. Fair market value is equal to the closing price of the Company's Common Stock. The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee. The purchase price is payable in full by cash, check, surrender of Common Stock of the Company having a market value equal to the option price of the shares to be purchased, or so-called cashless exercises as permitted by law, or any combination of cash, check, shares and cashless exercises. The Compensation Committee in its sole discretion may extend credit to pay the purchase price of the shares of Common Stock acquired upon exercise of an option, such credit to be evidenced by optionee's interest-bearing promissory note and secured by the Common Stock issued on exercise of the option. The Compensation Committee has complete discretion to establish the amount and terms of any credit extended. The Compensation Committee also has complete discretion to determine the interest rate to be charged on such credit.

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

         Options granted under the 1993 Plan expire on such date as the Compensation Committee has determined. Options are not transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate three months from the date a grantee ceases to be an employee of the Company or any subsidiary for any reason other than death or disability.

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

         1997 Stock Option Plan. The 1997 Stock Option Plan currently provides for the grant of 1,400,000 options to officers, directors, other key employees and consultants of the Company. The 1997 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1997 Stock Option Plan. If necessary in order to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 162(m) of the Code, the committee shall, in the Board's discretion, be comprised solely of "non-employee directors" within the meaning of said Rule 16b-3 and "outside directors" within the meaning of Section 162(m) of the Code. Options granted under the 1997 Stock Option Plan may be "incentive stock options" as defined in
Section 422 of the Code, or nonqualified options, and will be designated as such.

         The exercise price of incentive stock options may not be less than the fair market value of the Company's Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one calendar year pursuant to incentive stock options under the 1997 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1997 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

         In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate up to one year following termination of employment.

         Options may not be exercised more than ten years after the grant date (five years after the grant date if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Except with the express approval of the administrator with respect to nonqualified options, options granted under the 1997 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1997 Stock Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as stock splits, stock dividends, recapitalizations or reclassifications. The 1997 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1997 Stock Option Plan provides that options covering no more than 650,000 shares of Common Stock may be granted to any one employee in any twelve month period.

CERTAIN FEDERAL INCOME TAX CONSEQUENCES

         If an option is treated as an incentive stock option, the optionee will recognize no income upon grant or exercise of the option unless the alternative minimum tax rules apply. Upon an optionee's sale of the shares (assuming that the sale occurs at least two years after grant of the option and at least one year after exercise of the option), any gain will be taxed to the optionee under beneficial capital gains tax rates. If the optionee disposes of the shares prior to the expiration of the above holding periods, then the optionee will recognize ordinary income in an amount generally measured as the difference between the exercise price and the lower of the fair market value of the shares at the exercise date or the sale price of the shares. Any gain or loss recognized on such a premature sale of the shares in excess of the amount treated as ordinary income will be capital gain or loss. Under recently enacted capital gains legislation, the maximum federal tax rate applicable to such stock held for more than 12 months but less than 18 months is 28% and the maximum federal tax rate applicable to such stock held for at least 18 months is 20%.

         All other options granted under the 1997 Stock Option Plan are nonqualified stock options and will not qualify for any special tax benefits to the optionee. An optionee generally will not recognize any taxable income at the time he or she is granted a nonqualified stock option. However, upon exercise of the nonqualified stock option, the optionee will recognize ordinary income for federal income tax purposes in an amount equal to the excess of the then fair market value of each share over its exercise price. Upon an optionee's resale of such shares, any difference between the sale price and the fair market value of such shares on the date of exercise will be treated as capital gain or loss and will generally qualify for beneficial capital gains rates depending on the length of the holding period.

         Subject to the limits on deductibility of employee remuneration under
Section 162(m) of the Code, the Company will generally be entitled to a tax deduction in the amount that an optionee recognizes as ordinary income with respect to an option. Options granted to executive officers under the 1997 Stock Option Plan are intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code, and the Company will generally be entitled to a tax deduction in the amount recognized by such officers upon exercise of the options. No tax authority or court has ruled on the applicability of Section 162(m) to the 1997 Stock Option Plan and any final determination of the deductibility of amounts realized upon exercise of an option granted under the 1997 Stock Option Plan could ultimately be made by the Internal Revenue Service or a court having final jurisdiction with respect to the matter. The Company retains the right to grant options under the 1997 Stock Option Plan in accordance with the terms of the 1997 Stock Option Plan regardless of any final determination as to the applicability of Section 162(m) of the Code to these grants.

The foregoing does not purport to be a complete summary of the federal income tax considerations that may be relevant to holders of options or to the Company. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which an optionee may reside, nor does it reflect the tax consequences of an optionee's death.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, Series C Preferred Stock and Series D Preferred Stock as of July 28, 2000 by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock, Series C Preferred Stock or Series D Preferred Stock; (ii) each of the Company's directors (including the director nominee); (iii) each of the executive officers named in the compensation tables included in Item 11 above; and (iv) all current officers and directors (including the director nominee) of the Company as a group.

                                                                                                   Series D
                                         Common Stock            Series C Preferred Stock       Preferred Stock
                                  --------------------------     ------------------------    ---------------------
                                                                                                                       Percent of
                                                                                                                         Votes
                                                                                                                         Of All
                                                                                                                       Classes of
Name and Address of                 Number           Percent       Number        Percent      Number      Percent       Capital
Beneficial Owner(1)               of Shares         of Class     of Shares       of Class    of Shares    of Class      Stock(2)
-------------------               ---------         --------     ---------       --------    ---------    --------     ----------
Michael P. George                    18,180(3)             *             0             0%            0            0%          *

Ronald I. Simon                     140,000(4)           1.8%            0             0%            0            0%        1.5%

David A. Abel                        15,298                *             0             0%            0            0%          *

Robert A Baker                            0                0             0             0             0            0           0

T. Rowe Price Associates, Inc.    1,040,524(5)(6)       12.8%        4,516(5)       44.4%            0            0%       10.6%
100 East Pratt Street
Baltimore, MD 21202

T. Rowe Price New Era Fund Inc.     135,912(6)           1.7%        2,258          22.2%            0            0%        1.4%
100 East Pratt Street
Baltimore, MD 21202

T. Rowe Price Small-Cap Value
Fund, Inc.                          800,412(5)(6)        9.8%        2,258          22.2%            0            0%        8.1%
100 East Pratt Street
Baltimore, MD 21202

Ashford Capital Partners, L.P.       67,928(6)             *         1,129(7)       11.1%            0            0%          *
B-107, 3801 Kennett Pike
P.O. Box 4172
Wilmington, DE 19807

Wisconsin Alumni Research
Foundation                           67,928(6)             *         1,129          11.1%            0            0%          *
B-107, 3801 Kennett Pike
P.O. Box 4172
Wilmington, DE 19807

Ashford Capital Management,         183,628(6)           2.3%        3,052(8)       30.0%            0            0%        1.9%
Inc. as investment advisor
for certain investment accounts
B-107, 3801 Kennett Pike
P.O. Box 4172
Wilmington, DE 19807

Sociedad General de Aguas de
Barcelona, S.A                    1,112,347(9)          13.7%            0             0%       10,000          100%       11.3%
Paseo de San Juan, 39
Barcelona, Spain 08009

                                                                                                   Series D
                                         Common Stock            Series C Preferred Stock       Preferred Stock
                                  --------------------------     ------------------------    ---------------------
                                                                                                                       Percent of
                                                                                                                         Votes
                                                                                                                         Of All
                                                                                                                       Classes of
Name and Address of                 Number           Percent       Number        Percent      Number      Percent       Capital
Beneficial Owner(1)               of Shares         of Class     of Shares       of Class    of Shares    of Class      Stock(2)
-------------------               ---------         --------     ---------       --------    ---------    --------     ----------
All directors and executive
   officers as a group
   (6 persons)                   173,478(10)          1.9%            0             0%            0            0%        1.6%


----------

 *       Less than 1%.

(1) Except as otherwise indicated, the address of each stockholder is c/o the Company at 102 Washington Street, Point Richmond, California 94801.

(2) Based on 7,894,012 votes entitled to be cast by the holders of the outstanding Common Stock, 611,593 votes entitled to be cast by the holders of the 10,165 shares of outstanding Series C Preferred Stock and 1,112,347 votes entitled to be cast by the holder of the 10,000 shares of outstanding Series D Preferred Stock.

(3) In May 2000, Mr. George surrendered all of his options to purchase 650,000 shares of Common Stock.

(4) Represents shares issuable under currently exercisable Common Stock purchase options..

(5) Based on information contained in a statement on Schedule 13G/A filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on February 10, 2000. Represents 768,200 shares of Common Stock beneficially owned by T. Rowe Price Associates, Inc., and 271,824 shares of Common Stock issuable upon the conversion of the 4,516 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. is the investment advisor of various registered investment companies and investment advisory clients, including (a) T. Rowe Price Small-Cap Value Fund, Inc. representing 664,500 shares of Common Stock beneficially owned by
         T. Rowe Price Small-Cap Value Fund, Inc. and 135,912 and shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Small-Cap Value Fund Inc., and (b) T. Rowe Price New Era Fund Inc., representing 135,912 and shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price New Era Fund Inc. T. Rowe Price Associates, Inc. disclaims beneficial ownership of the shares described under (a) and (b), above.

(6) Represents shares of Common Stock issuable upon the conversion of the shares of Series C Preferred Stock owned by such beneficial owners.

(7) Reflects shares held of record and beneficially owned by Ashford Capital Partners, L.P., a Delaware limited partnership, of which the general partner is Ashford Capital Management, Inc. Ashford Capital management, Inc., acting as general partner has the sole power to vote and dispose of securities on behalf of Ashford Capital Partners, L.P. Excludes the 3,052 shares of Series C Preferred Stock (183,628 shares of Common Stock) held of record and beneficially by or on behalf of certain investment advisory client accounts managed by Ashford Capital Management, Inc., as investment advisor as indicated in footnote(8) below.

(8) Reflects shares held of record and beneficially owned by separate investment accounts on behalf of twenty (20) different investors for which Ashford Capital Management, Inc. acts as investment advisor and has the sole power to vote and dispose of such securities as attorney-in-fact with respect tro such accounts. Excludes shares held by Ashford Capital Partners, L.P. for which Ashford Capital Management, Inc. acts as general partner, as indicated in footnote (7) above.

(9) Represents shares of Common Stock issuable upon the conversion of the shares of Series D Preferred Stock owned by such beneficial owners.

(10) Included 149,998 shares of Common Stock issuable upon exercise of currently exercisable options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 28, 2000


                                             WESTERN WATER COMPANY


                                             By:  /S/ JAMES E. SHERMAN
                                                  ------------------------------
                                                    James E. Sherman, Vice
                                                    President and Secretary