Form 10-Q
period 2000-06-30
WESTERN WATER CO
filed 2000-08-14
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 29549

                             -------------------

                                   FORM 10-Q

                             -------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                         Commission file number 0-18756

                              WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)


                DELAWARE                              33-0085833
       (State of Incorporation)           (I.R.S. Employer Identification No.)


                 102 WASHINGTON AVENUE, POINT RICHMOND, CA       98405
                  (Address of principal executive offices)     (Zip Code)


                                 (510) 234-7400
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


                       YES [X]                NO [ ]


As of August 10, 2000, there were 7,894,012 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                                Page
----                                                                                ----
1              Financial statements - unaudited:

                     Consolidated balance sheets-
                     June 30 and March 31, 2000                                       3

                     Consolidated statements of operations-
                     Three months ended June 30, 2000 and 1999                        4

                     Consolidated statements of cash flows-
                     Three months ended June 30, 2000 and 1999                        5

                     Notes to consolidated financial statements                       6

2              Management's discussion and analysis of financial
               condition and results of operations                                    9

3              Quantitative and qualitative market risk disclosures                  14


                            PART II - OTHER INFORMATION

6              Exhibits and Reports on Form 8-K                                      15

               Signatures                                                            15

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           June 30 and March 31, 2000
                                   (Unaudited)

                                                                                                       2000
                                                                                        ---------------------------------
                                                                                          June 30,             March 31,
                                                                                        ------------         ------------
ASSETS
Current assets:
        Cash and cash equivalents                                                       $    966,760         $  1,971,614
        Current portion of notes receivable                                                  136,958              154,235
        Other current assets                                                               1,090,695              991,729
                                                                                        ------------         ------------
              Total Current Assets                                                         2,194,413            3,117,578

Cash and cash equivalents, restricted                                                      4,228,931            4,416,431
Notes receivable, less current portion                                                       416,771              527,085
Land held for sale                                                                         5,422,606            5,422,606
Water rights                                                                              18,391,051           18,380,807
Prepaid leasing costs, net of accumulated amortization                                     2,459,652            2,689,829
Other water assets, net of accumulated amortization                                        2,505,128            2,510,591
Deferred debt costs, net of accumulated amortization                                         333,811              351,324
Property and equipment, net of accumulated depreciation                                      157,321              172,703
Other assets                                                                                 111,996              111,996
                                                                                        ------------         ------------

                                                                                        $ 36,221,680         $ 37,700,950
                                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                                $     30,220         $    100,552
        Accrued expenses and other liabilities                                               395,571              791,690
        Accrued interest                                                                     295,626               66,573
        Current maturities of long-term debt                                               1,474,983            1,454,983
                                                                                        ------------         ------------
              Total Current Liabilities                                                    2,196,400            2,413,798


Deferred gain on sale                                                                             --                3,333
Long-term debt, less current maturities                                                    2,098,366            2,275,366
9% Convertible subordinated debentures                                                     9,740,000            9,740,000

                                                                                        ------------         ------------
              Total Liabilities                                                           14,034,766           14,432,497
                                                                                        ------------         ------------


Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 10,165 shares issued and outstanding (aggregate liquidation preference of $10,165,000)
  at June 30 and March 31, 2000, respectively                                              9,826,091            9,816,686

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 shares issued and outstanding (aggregate liquidation preference of $10,000,000)
  at June 30 and March 31, 2000, respectively                                             10,000,000           10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,235,212 shares issued
          at June 30 and March 31, 1999, respectively                                          8,235                8,235
        Additional paid-in capital                                                        24,448,791           24,448,791
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                       (20,721,333)         (19,630,389)
        Treasury stock, at cost, 341,200 shares at June 30,
          and March 31, 2000                                                              (1,374,870)          (1,374,870)
                                                                                        ------------         ------------
              Total Stockholders' Equity                                                   2,360,826            3,451,767
                                                                                        ------------         ------------

                                                                                        $ 36,221,680         $ 37,700,950
                                                                                        ============         ============

          See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                   2000                1999
                                                                               -----------         -----------
Revenue:
         Water                                                                 $   450,948         $   472,420
         Real estate                                                                    --                  --
                                                                               -----------         -----------
                                                                                   450,948             472,420
                                                                               -----------         -----------

Costs of Revenue:
         Water                                                                     244,888             244,758
         Real estate                                                                    --                  --
                                                                               -----------         -----------
                                                                                   244,888             244,758
                                                                               -----------         -----------

                   Gross Profit                                                    206,060             227,662

General and Administrative Expenses                                                804,182           1,616,214
                                                                               -----------         -----------

                   Operating Income (Loss)                                        (598,122)         (1,388,552)
                                                                               -----------         -----------

Other Income (Expenses):
         Interest income                                                            29,572             219,632
         Interest expense                                                         (330,947)           (384,567)
         Gain on sale of investment in limited liability company                     3,333              10,000
         Other                                                                       5,325             (25,442)
                                                                               -----------         -----------
                                                                                  (292,717)           (180,377)
                                                                               -----------         -----------

Income (Loss) before Income Taxes                                                 (890,839)         (1,568,929)
Income Taxes  (Note 2)                                                               3,200               3,200
                                                                               -----------         -----------

                   Net Income  (Loss)                                             (894,039)         (1,572,129)

Accretion of preferred stock to redemption value                                    (9,405)             (8,691)
Preferred stock dividends                                                         (187,500)           (187,500)
                                                                               -----------         -----------

                   Net Income  (Loss) Applicable to Common Stockholders        $(1,090,944)         (1,768,320)
                                                                               ===========         ===========

Basic and diluted net income (loss) per common share
   applicable to common stockholders                                           $     (0.14)        $     (0.22)
                                                                               ===========         ===========

          See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                            Statements of Cash Flows
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                   2000                1999
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                              $  (894,039)        $(1,572,129)
         Adjustments to reconcile net loss to net cash
            used in operating activities:
                Depreciation and amortization                                      268,535             276,137
                Compensation expense on vesting of unexercised
                  compensatory stock options                                            --              25,321
                Gain on sale of investment in limited liability company             (3,333)            (10,000)
                Loss on disposition of property and equipment                           --               2,544
                Allowance for water project costs                                       --             357,930
                Changes in assets and liabilities:
                   (Increase) decrease in:
                      Other current assets                                         (98,966)           (155,160)
                      Land held for sale                                                --            (363,513)
                      Other assets                                                      --             (21,210)
                   Increase (decrease) in:
                     Accounts payable                                              (70,332)             58,002
                     Accrued expenses and other liabilities                       (396,119)            (41,442)
                     Accrued interest                                              229,053             299,716
                                                                               -----------         -----------
               Net cash used in operating activities                              (965,201)         (1,143,804)
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal payments received on notes receivable                           127,591              30,709
         Purchase of property and equipment                                             --             (33,525)
         Purchase of available-for-sale securities                                      --            (295,988)
         Sales of available-for-sale securities                                         --           4,006,850
         Additions to water rights                                                 (10,244)            (90,689)
         Purchase of water rights                                                       --            (975,000)
         Additions to other water assets                                                --             (76,036)
         Prepayment of leasing costs                                                    --            (372,649)
                                                                               -----------         -----------
               Net cash provided by investing activities                           117,347           2,193,672
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                   --             800,000
         Release of restricted cash                                                187,500                  --
         Preferred stock dividends                                                (187,500)           (187,500)
         Purchase of common stock                                                       --             (55,278)
         Principal payments on long-term debt                                     (157,000)           (765,054)
                                                                               -----------         -----------
                 Net cash used in financing activities                            (157,000)           (207,832)
                                                                               -----------         -----------

Net (decrease) increase in cash and cash equivalents                            (1,004,854)            842,036
Cash and cash equivalents, beginning of period                                   1,971,614             739,126
                                                                               -----------         -----------
Cash and cash equivalents, end of period                                       $   966,760         $ 1,581,162
                                                                               ===========         ===========

          See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

        BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of June 30, 2000, the consolidated statements of operations and cash flows for the three months ended June 30, 2000 and 1999. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest ("the Company").

        The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 2000.

        Income (loss) per share

        The weighted average shares used for basic and diluted net income per share were 7,894,012 and 7,933,440 shares for the three months ended June 30, 2000 and 1999, respectively.

        Stock options to purchase 456,002 and 1,669,876 shares of common stock at exercise prices ranging from $2.00-$18.70 for the three months ended June 30,2000 and $4.00-$21.00 for the three months ended June 30, 1999, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

        During the quarter ended June 30, 2000, 749,000 options to purchase common stock were surrendered by employees to the Company.

        Warrants to purchase 98,000 of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three months ended June 30, 1999 as their effect would have been antidilutive. These warrants expired unexercised during the fiscal year ended March 31, 2000.

        Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62 and $8.99 per share, respectively, were not included in the computation of diluted net income per share for the three months ended June 30, 2000 and 1999 as their effect would have been antidilutive:

                                           Three months ended June 30,
                                              2000             1999
                                           ---------        ---------
Convertible debentures                       614,124          929,382
Series C redeemable preferred stock          591,221          611,593
Series D redeemable preferred stock        1,112,347        1,112,347

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 2. INCOME TAXES:

        Management does not expect there will be taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2000.


NOTE 3. SEGMENT INFORMATION:

        The Company has two operating segments: a) the development of water rights and the sale or lease of its water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three months ended June 30, 2000 and 1999 is presented below:

                                                        Three months ended June 30,
                                                          2000                1999
                                                      -----------         -----------
        Segment revenue:                              $   450,948         $   472,420
                 Water                                         --                  --
                                                      -----------         -----------
                 Real estate                              450,948             472,420
                                                      -----------         -----------
        Net income (loss):
          Segment:
                 Water                                $   206,060         $   227,662
                 Real estate                                   --                  --
          Non-segment                                  (1,093,696)         (1,799,791)
                                                      -----------         -----------
                                                         (887,636)         (1,572,129)
                                                      -----------         -----------
        Depreciation and amortization expense:
          Segment - Water                             $   235,640         $   238,839
          Non-segment                                      32,895              37,298
                                                      -----------         -----------
                                                      $   268,535         $   276,137
                                                      -----------         -----------

        The Company recognized revenue of $45,000 from Fontana Water Resources for the three months ended June 30, 2000 and 1999. For each of the three months ended June 30, 2000 and 1999, the Company recognized revenue of $320,665 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                 Three months ended June 30,
                                                                    2000              1999
                                                                 ---------         ---------
        Supplemental disclosure of cash flow information:
            Cash paid during the period for interest             $ 108,338         $ 102,120
            Interest capitalized during the period                      --            17,269
            Cash paid during the period for income taxes             3,200             3,200

        Supplemental disclosure of non-cash investing and
             financing activities:
             Recognition of gain on sale of investment in
              limited liability company                             (3,333)          (10,000)

             Accretion of preferred stock to redemption
               value                                                 9,405              8,691

               Disposition of property and equipment and
               related accumulated depreciation:
                    Property and equipment                              --             (2,678)
                    Accumulated depreciation                            --               134

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K as amended for the year ended March 31, 2000, the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2000, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Until the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company is also facing significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company is considering various alternatives, including the sale of the Company or the sale of its assets and the liquidation of the Company.

Capital structure changes

On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). On August 6, 1999, the Company repurchased $5,000,000 of the outstanding Debentures. Taking into account prior repurchases, the amount of Debentures outstanding as of June 30, 2000 was $9,740,000.

In 1997, the Company issued $9,000,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000, has a dividend rate of 7.25% per annum of its stated value and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $16.62 per share and is subject to adjustment in certain events to prevent dilution. Dividends are payable, when and if declared by the board of Directors, semi-annually on January 15 and July 15 of each year, and the Series C Preferred Stock is subject to partial redemption at its stated value plus accrued dividends, at the option of the holder, from available cash of the Company beginning in 2006, with the full amount redeemable in 2007.

On October 27, 1998, the Company issued $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution. Dividends are payable, when and if declared by the Board of Directors, quarterly on March 15, June 15, September 15 and December 15 of each year and the Series D Preferred Stock is subject to partial redemption at its stated value plus accrued dividends, at the option of the holder, from available cash of the Company beginning in 2007 with the full amount redeemable in 2008.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. Since November 1998, the Company repurchased 341,200 shares of common stock at a cost of $1,374,870.

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three months ended June 30, 2000 and 1999.

                                  CONSOLIDATED

                                                           Three months ended June 30,
                                                            2000                1999
                                                        -----------         -----------
Revenue                                                 $   451,000         $   472,000
                                                        -----------         -----------

Loss before income taxes                                   (891,000)         (1,569,000)
Income taxes                                                  3,000               3,000
                                                        -----------         -----------
Net loss                                                   (894,000)         (1,572,000)
Accretion of preferred stock to redemption value             (9,000)             (9,000)
Preferred stock dividends                                  (188,000)           (188,000)
                                                        -----------         -----------
Net loss applicable to common stockholders               (1,091,000)         (1,768,000)
                                                        -----------         -----------
Basic and diluted net loss applicable to common
stockholders                                            $      (.14)        $      (.22)

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

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2000.

                                  WATER RIGHTS

                           Three months ended June 30,
                             2000            1999
                           --------        --------
Revenue                    $451,000        $472,000
Cost of Revenue             245,000         245,000
                           --------        --------
Gross Profit               $206,000        $228,000

Water rights revenue for the three months ended June 30, 2000 resulted from $321,000 of water sales to the City of Inglewood, and $130,000 from the lease of water rights. Cost of revenue for the three months ended June 30, 2000 was $245,000 including $10,000 of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Resources Agreement.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Water rights revenue for the three months ended June 30, 1999 resulted from $321,000 of water sales to the City of Inglewood, $106,000 from the lease of water rights, and $45,000 of payments received under the Fontana Water Resources Agreement. Cost of revenue for the three months ended June 30, 1999 includes $230,000 of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Resources Agreement.

                                   REAL ESTATE

From time to time, the Company disposes of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. During the three months ended June 30, 2000 and 1999, there were no such real estate sale transactions. The Company does not expect to have significant real estate revenue and cost of sales in future years.

                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                              Three months ended June 30,
                                                                 2000             1999
                                                              ---------        ----------
General and Administrative Expenses                           $ 805,000        $1,616,000


General and administrative expenses for the three months ended June 30, 2000 decreased by $811,000 (50%) from the comparable period ended June 30, 1999. The decrease was partially due to a decrease in salaries and fringe benefits as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Also, the 1999 period included an allowance against water rights projects under development of $582,000.

                          OTHER NON-SEGMENT INFORMATION

                                                               Three months ended June 30,
                                                                  2000              1999
                                                               ---------         ---------
Interest income                                                $  30,000         $ 220,000
Interest expense                                                (331,000)         (385,000)
Gain on sale of investment in limited liability company            3,000            10,000

Interest income is comprised of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income decreased for the three months ended June 30, 2000 from the comparable period ended June 30, 1999 due primarily to lower investment balances.

Interest expense for the three months ended June 30, 2000 and 1999 primarily includes $219,000 and $332,000, respectively, of interest related to the principal amount of outstanding Debentures. The decrease in interest expense was primarily due to the lower principal balance related to the debentures during the quarter ended June 30, 2000, partially offset by an increase in interest expense on the Company's variable rate debt due to an increase in interest rates during the same quarter. Interest of $0 and $17,269 was capitalized during the three months ended June 30, 2000 and 1999, respectively, in connection with the development of water rights.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


The Company accounted for its investment in the Nevada Land & Resource Company ("Nevada LLC") under the equity method of accounting and, accordingly, income or losses were allocated according to the Company's ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale the Company deferred a gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized the remaining $3,333 and $10,000 of the deferred gain during the three months ended June 30, 2000 and 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000 the Company had working deficit and a current ratio of ($2,000) and (.001) to 1, as compared to working capital and a current ratio of $704,000 and 1.29 to 1, respectively, at March 31, 2000.

Operating Activities

For the three months ended June 30, 2000, the Company had a net loss of $894,000 and net cash used in operating activities of $965,000.

The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts;
(ii) leasing the Company's rice farms and ranches; (iii) the Fontana Water Resources Agreement; (iv) and cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions and revenues, if any, derived from the Company's long-term water development projects. Based on the Company's current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will be funded primarily from the Company's existing financial resources, from financing it may arrange using debt or equity, and from proceeds the Company may derive from such future water sale transactions that the Company may from time to time consummate.

Investing and Financing Activities

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2001 and fiscal years ending March 31, 2002, 2003, 2004 and 2005 are $1,298,000, $781,000, $903,000,
    $463,000 and $28,000, respectively.

- The Company is required to make semi-annual interest payments of $438,000 on the $9,740,000 principal amount of Debentures.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs for a period of at least one year from the date of this report. However, under the Company's Strategic Relationship Agreement with Agbar, the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of June 30, 2000, a total of $5,771,069 had been expended on such development, and capital costs and Series D Preferred Stock dividends. As a result, $4,228,931 of the Company's cash and cash equivalents are restricted as of June 30, 2000. Nevertheless, the Company believes it will be able to meet its anticipated financial obligations in the next twelve months from its unrestricted funds, proceeds derived from on-going operations and proceeds from the sale of certain existing assets. The Company may also attempt to improve its working capital position by raising additional equity funds. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

As noted above, the Company has suspended the acquisition or development of water assets. In addition, because of delays and uncertainty regarding regulatory and other approvals of pending water sales transactions, the Company believes its revenue will be insufficient to support its overhead. In view of its cash situation, the Company is considering the possible sale of the Company or the sale of assets.

The Company does not believe that inflation will have a material impact on its results of operations.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes that the adoption of this statement will not have a material impact on the Company's financial statements.

In December 1999, the SEC Staff issued Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101, as amended, summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that SAB 101 will not have a material impact on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 35 (FIN 44). The provisions of FIN 44 are effective July 1, 2000. Management believes that the adoption of FIN 44 will not have a material impact on the Company's financial statements.


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

                         2001           2002           2003           2004           2005       Thereafter      Total
                      ----------     ----------     ----------     ----------     ----------    ----------   -----------
Fixed rate debt       $  787,000     $   32,000     $   71,000     $   26,000     $   28,000    $9,840,000   $10,784,000
Weighted average
    interest rate            8.0%           8.7%           8.3%           9.0%           9.0%          9.0%        8.9 %

Variable rate debt    $  511,000     $  749,000     $  832,000     $  437,000     $       --            --   $ 2,529,000
Weighted average
    interest rate            7.5%           7.5%           7.5%           7.5%            --            --         7.5 %


The Company's variable rate on its variable rate debt is capped at 7.5%.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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


                                      WESTERN WATER COMPANY

Date:  August 14, 2000                By: /s/ Michael Patrick George
                                         ---------------------------------------
                                      Michael Patrick George
                                      Chairman, President and Chief Executive
                                      Officer and Acting Chief Financial Officer