Form 10-Q
period 2000-09-30
WESTERN WATER CO
filed 2000-11-14
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        -------------------------------

                                    FORM 10-Q

                                  ------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                         COMMISSION FILE NUMBER 0-18756

                             WESTERN WATER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                             33-0085833
     (STATE OF INCORPORATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)


                102 WASHINGTON AVENUE, POINT RICHMOND, CA 94801
                   (ADDRESS OF PRINCIPAL EXECUTIVE (ZIP CODE)


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


                                 YES [X] NO [ ]


As of November 10, 2000, there were 7,894,012 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM                                                                                       PAGE
----                                                                                       ----
1                     Financial statements:

                     Unaudited Consolidated balance sheets-
                            September 30 and March 31, 2000                                  3

                            Unaudited consolidated statements of operations-
                            Three months ended September 30, 2000 and 1999                   4

                            Unaudited consolidated statements of operations-
                            Six months ended September 30, 2000 and 1999                     5

                            Unaudited consolidated statements of cash flows-
                            Six months ended September 30, 2000 and 1999                     6

                            Notes to consolidated financial statements                       7

2                     Management's discussion and analysis of financial
                      condition and results of operations                                   11

3                     Quantitative and qualitative market risk disclosures                  17


                           PART II - OTHER INFORMATION

4                     Submission of Matters to Vote of Security Holders                     18

6                     Exhibits and Reports on Form 8-K                                      18

                      Signatures                                                            19

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheets

                        September 30 and March 31, 2000
                                   (Unaudited)


                                                                                                   2000
                                                                                      -------------------------------
ASSETS                                                                                September 30,        March 31,
                                                                                      -------------      ------------
Current assets:
        Cash and cash equivalents                                                     $  4,002,024       $  1,971,614
        Current portion of notes receivable                                                154,235            154,235
        Other current assets                                                             1,056,071            991,729
                                                                                      ------------       ------------
            Total Current Assets                                                         5,212,330          3,117,578

Notes receivable, less current portion                                                     330,483            527,085
Cash and cash equivalents - restricted                                                   4,041,431          4,416,431
Land held for sale                                                                       5,422,606          5,422,606
Water rights                                                                            14,532,038         18,380,807
Prepaid leasing costs, net of accumulated amortization                                   2,403,848          2,689,829
Other water assets, net of accumulated amortization                                      2,497,728          2,510,591
Deferred debt costs, net of accumulated amortization                                       316,297            351,324
Property and equipment, net of accumulated depreciation                                    143,400            172,703
Other assets                                                                               118,014            111,996
                                                                                      ------------       ------------
                                                                                      $ 35,018,175       $ 37,700,950
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
        Accounts payable                                                              $     37,885       $    100,552
        Accrued expenses and other liabilities                                             607,603            791,690
        Accrued interest                                                                    78,223             66,573
        Current maturities of long-term debt                                             1,446,000          1,454,983
                                                                                      ------------       ------------
            Total Current Liabilities                                                    2,169,711          2,413,798

Long-term debt, less current maturities                                                  1,921,399          2,275,366
9% Convertible subordinated debentures (Note 5)                                          9,740,000          9,740,000
Deferred gain on sale                                                                            -              3,333
                                                                                      ------------       ------------
            Total Liabilities                                                           13,831,110         14,432,497

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 10,165 shares issued and outstanding (aggregate liquidation preference of $10,165,000)
  at September 30 and March 31, 2000, respectively                                       9,835,496          9,816,686

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 shares issued and outstanding (aggregate liquidation preference of $10,000,000)
  at September 30 and March 31, 2000, respectively                                      10,000,000         10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,235,212 shares issued
          at September 30 and March 31, 2000, respectively                                   8,235              8,235
        Additional paid-in capital                                                      24,448,791         24,448,791
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in          (21,730,587)       (19,630,389)
          quasi-reorganization of October 1, 1994)
        Treasury stock, at cost, 341,200 shares at September 30,                        (1,374,870)        (1,374,870)
          and March 31, 2000 (Note 2)
                                                                                      ------------       ------------
            Total Stockholders' Equity                                                   1,351,569          3,451,767
                                                                                      ------------       ------------
                                                                                      $ 35,018,175       $ 37,700,950
                                                                                      ============       ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 Three months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                              2000              1999
                                                                          -----------------------------
Water revenue                                                             $   375,258       $   376,165

Cost of water revenue                                                         244,689           244,759
                                                                          -----------       -----------
                Gross Profit                                                  130,569           131,406

General and administrative expenses                                           876,166         1,708,815
                                                                          -----------       -----------
                Operating Income (Loss)                                      (745,597)       (1,577,409)
                                                                          -----------       -----------
Other Income (Expenses):
         Interest income                                                      194,044           162,962
         Interest expense                                                    (286,783)         (318,066)
         Gain on sale of water rights (Note 3)                                428,225                 -
         Gain on sale of investment in limited liability company                    -            10,000
         Other                                                                (33,761)          (37,687)
                                                                          -----------       -----------
                                                                              301,725          (182,791)
                                                                          -----------       -----------

Income (Loss) before Income Taxes                                            (443,872)       (1,760,200)
Income taxes  (Note 4)                                                              -                 -
                                                                          -----------       -----------
                Income  (loss) Before Extraordinary Item                     (443,872)       (1,760,200)

Extraordinary income on early extinguishment of debt (Note 5)                       -         3,489,803
                                                                          -----------       -----------

                Net Income (Loss)                                            (443,872)        1,729,603

Accretion of preferred stock to redemption value                               (9,405)           (8,865)
Preferred stock dividends                                                    (555,977)         (555,977)
                                                                          -----------       -----------
                Net Income  (Loss) Applicable to Common Stockholders      $(1,009,254)      $ 1,164,761
                                                                          ===========       ===========


Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders
                  excluding extraordinary item                            $     (0.13)      $     (0.29)
                Extraordinary item                                                  -              0.44
                                                                          -----------       -----------
                Net income (loss)                                         $     (0.13)      $      0.15
                                                                          ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Six months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                              2000              1999
                                                                          -----------------------------
Water revenue                                                             $   826,206       $   848,585

Cost of water revenue                                                         489,577           489,517
                                                                          -----------       -----------
                Gross Profit                                                  336,629           359,068

General and administrative expenses                                         1,680,348         3,325,029
                                                                          -----------       -----------
                Operating Income (Loss)                                    (1,343,719)       (2,965,961)
                                                                          -----------       -----------
Other Income (Expenses):
         Interest income                                                      223,616           382,594
         Interest expense                                                    (617,730)         (702,633)
         Gain on sale of water rights (Note 3)                                428,225                 -
         Gain on sale of investment in limited liability company                3,333            20,000
         Other                                                                (28,436)          (63,129)
                                                                          -----------       -----------
                                                                                9,008          (363,168)
                                                                          -----------       -----------
Income (Loss) before Income Taxes                                          (1,334,711)       (3,329,129)
Income Taxes  (Note 4)                                                          3,200             3,200
                                                                          -----------       -----------
                Income  (loss) Before Extraordinary Item                   (1,337,911)       (3,332,329)

Extraordinary income on early extinguishment of debt (Note 5)                       -         3,489,803
                                                                          -----------       -----------
                Net Income (Loss)                                          (1,337,911)          157,474

Accretion of preferred stock to redemption value                              (18,810)          (17,556)
Preferred stock dividends                                                    (743,477)         (743,477)
                                                                          -----------       -----------
                Net Income  (Loss) Applicable to Common Stockholders      $(2,100,198)      $  (603,559)
                                                                          ===========       ===========


Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders
                  excluding extraordinary item                            $     (0.27)      $     (0.52)
                Extraordinary item                                                  -              0.44
                                                                          -----------       -----------
                Net income (loss)                                         $     (0.27)      $     (0.08)
                                                                          ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Six months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                                2000              1999
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $(1,337,911)      $   157,474
         Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                Depreciation and amortization                                   529,493           547,319
                Compensation expense on vesting of unexercised
                 compensatory stock options                                           -            50,642
                Gain on sale of investment in limited liability company          (3,333)          (20,000)
                Gain on sale of water rights                                   (428,225)                -
                Extraordinary income on early extinguishment of debt                           (3,489,803)
                Loss on disposition of property and equipment                         -             2,544
                Allowance for water project costs                                     -           552,179
                Changes in assets and liabilities:
                  (Increase) decrease in:
                     Other current assets                                       (64,342)          (55,872)
                     Land held for sale                                               -          (363,513)
                     Other assets                                                (6,018)          (40,375)
                  Increase (decrease) in:
                    Accounts payable                                            (62,667)          (20,859)
                    Accrued expenses and other liabilities                     (184,087)          132,563
                    Accrued interest                                             11,650           127,972
                                                                            -----------       -----------
            Net cash used in operating activities                            (1,545,440)       (2,419,729)
                                                                            -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal payments received on notes receivable                        196,602           259,064
         Purchase of property and equipment                                           -           (38,277)
         Purchase of available-for-sale securities                                    -          (667,345)
         Sales of available-for-sale securities                                       -         8,897,903
         Proceeds from sale of water rights                                   4,290,880                 -
         Additions to water rights                                              (13,886)         (281,561)
         Purchase of water rights                                                     -          (975,000)
         Additions to other water assets                                              -          (104,638)
         Prepayment of leasing costs                                           (166,319)         (506,653)
                                                                            -----------       -----------
            Net cash provided by investing activities                         4,307,277         6,583,493
                                                                            -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                 -           800,000
         Release of restricted cash                                             375,000                 -
         Preferred stock dividends                                             (743,477)         (743,477)
         Purchase of common stock                                                     -          (115,840)
         Purchase of convertible subordinated debentures                              -        (1,500,000)
         Principal payments on long-term debt                                  (362,950)         (923,373)
                                                                            -----------       -----------
                 Net cash used in financing activities                         (731,427)       (2,482,690)
                                                                            -----------       -----------
Net increase in cash and cash equivalents                                     2,030,410         1,681,074
Cash and cash equivalents, beginning of period                                1,971,614           739,126
                                                                            -----------       -----------
Cash and cash equivalents, end of period                                    $ 4,002,024       $ 2,420,200
                                                                            ===========       ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

           Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of September 30, 2000, the consolidated statements of operations for the three and six months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended September 30, 2000 and 1999. The results of the six-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

           The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company owns a 70% interest ("the Company").

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 2000. On July 1, 2001 the Company adopted the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which resulted in variable plan accounting for certain stock options granted on September 12, 2000. The adoption of this standard had no impact on the Company's financial position or results of operations as of and for the quarter ended September 30, 2000.

           Income (loss) per share

           The weighted average shares used for basic and diluted net income per share was 7,894,012 shares for the three and six months ended September 30, 2000, and 7,899,725 and 7,932,468 shares for the three and six months ended September 30, 1999.

           Stock options to purchase 1,297,000 and 1,986,708 shares of common stock at exercise prices ranging from $0.39-$13.50 and $3.63-$21.00 for the three and six months ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted net income per share as their effect would have been antidilutive.

           Warrants to purchase 83,000 shares of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three and six months ended September 30, 1999 as their effect would have been antidilutive. These warrants expired unexercised during the fiscal year ended March 31, 2000.

           Debentures convertible into 614,123 shares of common stock at a conversion price of $15.86 per share were not included in the computation of diluted net income per share for the three and six months ended September 30, 2000 and 1999, as their effect would have been antidilutive.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

           Series C redeemable preferred stock convertible into 611,593 shares of common stock at a conversion price of $16.62 per share was not included in the computation of diluted net income per share for the three and six months ended September 30, 2000 and 1999, as its effect would have been antidilutive.

           Income (loss) per share

           Series D redeemable preferred stock convertible into 1,112,347 shares of common stock at a conversion price of $8.99 per share was not included in the computation of diluted net income per share for the three and six months ended September 30, 2000 and 1999, as its effect would have been antidilutive.

           Incentive Stock Options

           During the quarter ended September 30, 2000, 838,000 options to purchase common stock with exercise prices ranging from $2.00 to $21.00 were surrendered by employees to the Company. On September 12, 2000 the Shareholders approved the granting of replacement options to purchase 735,500 shares of common stock to various employees, directors and consultants of the Company at an exercise price of $.39 per share, which exceeded the market value of the related common stock on the date of the grant. These reissued stock options are being accounted for under variable plan accounting until the stock options are exercised, forfeited or expired. The remainder of the stock options granted on September 12, 2000, (305,500) shares, were new grants, and are being accounted for using fixed plan accounting.

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

NOTE  3.   GAIN ON SALE OF WATER RIGHTS:

           During September 2000, the Company sold its water rights in the Central Basin of Los Angeles for $4,290,880 in cash. The Company realized a gain on the sale of $428,225.

NOTE  4.   INCOME TAXES:

           Management does not expect there will be taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

NOTE  5.   EXTRAORDINARY INCOME:

           On August 6, 1999, the Company repurchased $5,000,000 of its outstanding 9% Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt.

NOTE  6.   SUBSEQUENT EVENT:

           On October 27, 2000, the Company repurchased $500,000 of its outstanding 9% Debentures, plus accrued interest of $3,329, for $278,329 in cash.

NOTE  7.   SEGMENT INFORMATION:

           The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three and six months ended September 30, 2000 and 1999 is presented below:


                                               Three months ended September 30,          Six months ended September 30,
                                               --------------------------------          ------------------------------
                                                   2000                 1999                 2000               1999
                                               -----------          -----------          -----------          ---------
Segment revenue:
     Water                                     $   375,258          $   376,165          $   826,206          $ 848,585
     Real estate                                        --                   --                   --                 --
                                               -----------          -----------          -----------          ---------
                                               $   375,258          $   376,165          $   826,206          $ 848,585
                                               ===========          ===========          ===========          =========

Net income (loss):
     Segment
          Water:                               $   130,569          $   131,406          $   336,629          $ 359,068
          Real estate                                   --                   --                   --                 --
     Non-segment                                  (574,441)           1,598,197           (1,674,540)          (201,594)
                                               -----------          -----------          -----------          ---------
                                               $  (443,872)         $ 1,729,603          $(1,337,911)         $ 157,474
                                               ===========          ===========          ===========          =========

Depreciation and amortization expense:
     Segment-Water                             $   229,523          $   238,839          $   465,163          $ 477,678
     Non-segment                                    31,435               32,343               64,330             69,641
                                               -----------          -----------          -----------          ---------
                                               $   260,958          $   271,182          $   529,493          $ 547,319
                                               ===========          ===========          ===========          =========


           The Company recognized revenue of $45,000 and $90,000 from the Fontana Water Resources Agreement for the three and six months ended September 30, 2000 and 1999, respectively. For the three and six months ended September 30, 2000 and 1999, respectively, the Company recognized revenue of $320,665 and $641,330 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


NOTE  9.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                               Six months ended September 30,
                                                                               ------------------------------
                                                                                  2000               1999
                                                                                ---------          ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $ 629,380          $ 614,680
    Interest capitalized during the period                                             --             40,020
      Cash paid during the period for income taxes                                  3,200              3,200

Supplemental disclosure of non-cash investing and financing activities:
     Recognition of gain on sale of investment in limited
        liability company                                                          (3,333)           (20,000)
     Accretion of preferred stock to redemption value                              18,810             17,556
     Disposition of property and equipment
          and related accumulated depreciation:
                     Property and equipment                                            --             (2,678)
                     Accumulated depreciation                                          --                134

                     WESTERN WATER COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K, as amended, for the year ended March 31, 2000, the Quarterly Reports on Form 10-Q filed by the Company in 2000, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.

GENERAL

Until the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company is also facing significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company is considering various alternatives, including the sale of the Company or the sale of its assets and the liquidation of the Company, as well as a voluntary restructuring of its capitalization and redirection of its business efforts.

Capital structure changes

On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). On August 6, 1999, the Company repurchased $5,000,000 of the outstanding Debentures. Taking into account prior repurchases, the amount of Debentures outstanding as of September 30, 2000 was $9,740,000. On October 27, 2000 the Company repurchased an additional $500,000 of its outstanding Debentures, plus accrued interest of $3,329 for $278,329 in cash.

In 1997, the Company issued $9,000,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000, has a dividend rate of 7.25% per annum of its stated value and is convertible at any time at the option of the holder into the

                     WESTERN WATER COMPANY AND SUBSIDIARIES



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

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and six months ended September 30, 2000 and 1999.


                                  CONSOLIDATED

                                              Three months ended September 30,          Six months ended September 30,
                                              --------------------------------          --------------------------------
                                                 2000                 1999                 2000                 1999
                                              -----------          -----------          -----------          -----------
Revenue                                       $   375,000          $   376,000          $   826,000          $   849,000
                                              ===========          ===========          ===========          ===========

Loss before income taxes                      $  (444,000)         $(1,760,000)         $(1,335,000)         $(3,330,000)
Income taxes                                           --                   --                3,000                3,000
                                              -----------          -----------          -----------          -----------
Loss before extraordinary item                   (444,000)          (1,760,000)          (1,338,000)          (3,333,000)
Extraordinary item on early
   extinguishment of debt                              --            3,490,000                   --            3,490,000
                                              -----------          -----------          -----------          -----------
Net income (loss)                                (444,000)           1,730,000           (1,338,000)             157,000
Accretion of preferred stock to
    redemption value                               (9,000)              (9,000)             (19,000)             (18,000)
Preferred stock dividends                        (556,000)            (556,000)            (743,000)            (743,000)
                                              -----------          -----------          -----------          -----------
Net income (loss) applicable to
    common stockholders                       $(1,009,000)         $ 1,165,000          $(2,100,000)         $  (604,000)
                                              ===========          ===========          ===========          ===========
Basic and diluted net income (loss)
    applicable to common stockholders         $      (.13)         $       .15          $      (.27)         $      (.08)
                                              ===========          ===========          ===========          ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES




The Company reports its operations in two segments, water rights and real estate. As a result, upon the purchase of assets that contain both real estate and water rights, the basis of such assets is allocated to real estate and water rights based on the relative fair values of the components at the time of acquisition, and development costs are allocated to the appropriate component whenever possible. When comparable water sales pricing information is not available, the Company has relied on valuations prepared by independent water engineers to determine the relative fair values of the water rights acquired by the Company through its purchases of real estate. As properties or water rights are sold, the allocated portion of the basis is included in costs of revenue.

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 2000.

                                  WATER RIGHTS

                     Three months ended September 30,   Six months ended September 30,
                     --------------------------------   ------------------------------
                          2000             1999             2000             1999
                        --------         --------         --------         --------
Revenue                 $375,000         $376,000         $826,000         $849,000

Cost of Revenue          245,000          245,000          489,000          490,000
                        --------         --------         --------         --------

Gross Profit            $130,000         $131,000         $337,000         $359,000
                        ========         ========         ========         ========


Water revenue resulted from $321,000 and $641,000 of water sales to the City of Inglewood, $9,000 and $95,000 from the lease of water rights, $45,000 and $90,000 of payments received under the Fontana Water Resources Agreement for the three and six months ended September 30, 2000, respectively. Water rights revenue resulted from $321,000 and $641,000 of water sales to the City of Inglewood, zero and $107,000 from the lease of water rights, $45,000 and $90,000 of payments received under the Cucamonga Fee Agreement, and $10,000 of miscellaneous revenue for the three and six months ended September 30, 1999, respectively. Cost of revenue for the three and six months ended September 30, 2000 includes $245,000 and $489,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Resources Agreement. Cost of revenue for the three and six months ended September 30, 1999 includes $230,000 and $460,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Cucamonga Water Fee Agreement.

The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. There were no real estate transaction during the three and six months ended September 30, 2000 and 1999.

                       GENERAL AND ADMINISTRATIVE EXPENSES


                                          Three months ended September 30,      Six months ended September 30,
                                          --------------------------------      ------------------------------
                                              2000             1999               2000               1999
                                            --------         ----------         ----------         ----------
General and Administrative Expenses         $876,000         $1,709,000         $1,680,000         $3,325,000

                     WESTERN WATER COMPANY AND SUBSIDIARIES




General and administrative expenses for the three months ended September 30, 2000 decreased by $838,000 (49%) from the comparable period ended September 30, 1999. The decrease was primarily due to a decrease in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Also, the 1999 period included an allowance against water rights projects under development of $194,000.

General and administrative expenses for the six months ended September 30, 2000 decreased by $1,645,000 (49%) from the comparable period ended September 30, 1999. The decrease was primarily due to a decrease in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Also, the 1999 period included an allowance against water rights projects under development of $552,000.

                          OTHER NON-SEGMENT INFORMATION

                                            Three months ended September 30,          Six months ended September 30,
                                            ---------------------------------         ------------------------------
                                                2000                 1999               2000                 1999
                                            ------------          -----------         ---------          -----------
Interest income                               $ 194,000          $   163,000          $ 224,000          $   383,000

Interest expense                               (287,000)            (318,000)          (618,000)            (703,000)

Gain on sale of investment in limited
   liability company                                 --               10,000              3,333               20,000

Gain on sale of water rights                    428,000                   --            428,000                   --

Extraordinary income                                 --            3,490,000                 --            3,490,000


Interest income is composed of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income increased for the three months ended September 30, 2000 from the comparable periods ended September 30, 1999 due primarily to higher investment balances during the period. Interest income decreased for the six months ended September 30, 2000 from the comparable periods ended September 30, 1999 due primarily to lower investment balances over the entire period.

Interest expense includes $219,000 and $438,000 and $266,000 and $598,000 of interest related to the principal amount of outstanding Debentures for the three and six months ended September 30, 2000 and 1999, respectively. Interest expense also includes $52,000 and $105,000 and $52,000 and $105,000 of interest related to the Inglewood term loan for the three and six months ended September 30, 2000 and 1999, respectively. No interest was capitalized during the three and six months ended September 30, 2000. Interest of $22,751 and $20,899 was capitalized during the three and six months ended September 30, 1999, respectively, in connection with the development of water rights.

The Company sold its interest in the Nevada Land & Resource Company ("Nevada LLC") in April 1997. As a result of the sale the Company deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized $0 and $3,333 and $10,000 and $20,000 of the deferred gain during the three and six months ended September 30, 2000 and 1999, respectively. The deferred gain had been completely realized as of June 30, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



On August 6, 1999, the Company repurchased $5,000,000 of its 9% outstanding Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt. The repurchase of these Debentures reduced the Company's annual interest expense by $450,000.

On October 27, 2000, the Company repurchased $500,000 of its outstanding 9% Debentures, plus accrued interest of $3,329, for $278,329 in cash. The repurchase of these Debentures will reduce the Company's annual interest expense by $45,000.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000 the Company had working capital and a current ratio of $3,042,619 and 2.40 to l, as compared to $703,780 and 1.29 to 1, respectively, at March 31, 2000.

Operating Activities

For the six months ended September 30, 2000, the Company had a net loss of $1,337,911 which included the Company's realization of a $428,225 gain on the sale of its water rights in the Central Basin of Los Angeles. For the six months ended September 30, 2000, the Company had negative cash flow from operating activities of $1,545,440. For the six months ended September 30, 1999, the Company had net income of $157,474 primarily because the Company recognized a $3,489,803 extraordinary non-cash gain on the early extinguishment of debt. For the six months ended September 30, 1999, the Company had negative cash flow from operating activities of $2,419,729. During prior periods, the Company generated cash from the sale of its real estate, including in particular, its real estate in Cherry Creek. However, the Company has made no real estate sales this fiscal year and it does not expect real estate sales to be as significant in future periods. In addition, revenues from the sale of real estate in the future are not expected to be sufficient to fund the Company's operations.

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

On October 27, 2000, the Company repurchased $500,000 of its outstanding 9% Debentures, plus accrued interest of $3,329, for $278,329.

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2001 and fiscal years ending March 31, 2002, 2003, 2004 and 2005 are $1,112,000, $781,000,
        $903,000, $463,000 and $28,000, respectively.

- The Company is required to make semi-annual interest payments of $415,800 on the $9,240,000 remaining outstanding principal amount of the Debentures.

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

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs for a period of at least one year from the date of this report. However, under the Company's Strategic Relationship Agreement with Agbar, the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. As of September 30, 2000, a total of $ 5,958,569 had been expended on such development, capital costs and Series D Preferred Stock Dividends. As a result, $4,041,431 of the Company's cash and cash equivalents are restricted as of September 30, 2000. Nevertheless, the Company believes it will be able to meet its anticipated financial obligations in the next twelve months

                     WESTERN WATER COMPANY AND SUBSIDIARIES



from its unrestricted funds, proceeds derived from on-going operations and proceeds from the sale of certain existing assets. The Company may also attempt to improve its working capital position by raising additional equity funds, or by entering into certain voluntary agreements to restructure its capital base. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds, or that it will be able to successfully negotiate a voluntary restructuring. As noted above, the Company has suspended the acquisition or development of water assets. In addition, because of delays and uncertainty regarding regulatory and other approvals of pending water sales transactions, the Company believes its revenue will be insufficient to support its overhead. In view of its cash situation, the Company is considering the possible sale of the Company or the sale of assets as well as a voluntary restructuring of its capital base.

The Company does not believe that inflation will have a material impact on its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements, (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management has not yet assessed the impact of SAB 101 on the Company's reporting of its results of operations. The Company will adopt SAB 101, as amended, as required for its first quarterly filing of fiscal year 2002.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with Statement No. 138 in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has not yet assessed the impact on the Company's operations. The Company will adopt Statement No. 133 as required for its first quarterly filing of fiscal year 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company's overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company's long-term fixed rate and variable rate debt for the fiscal years ended is as follows:

----------------------------------------------------------------------------------------------------------------------------------
                          2001            2002            2003            2004           2005        Thereafter          Total
                     -------------------------------------------------------------------------------------------------------------
Fixed rate debt      $     758,000   $      32,000   $      71,000   $      26,000    $    28,000  $   9,820,000     $  10,735,000
Weighted average
    interest rate              8.0%            8.7%            8.3%            9.0%           9.0%           9.0%              8.9%

Variable rate debt   $     354,000   $     749,000   $     832,000   $     437,000             --             --     $   2,372,000
Weighted average
    interest rate              7.5%            7.5%            7.5%            7.5%            --             --               7.5%
----------------------------------------------------------------------------------------------------------------------------------

The Company's variable rate on its variable rate debt is capped at 7.5%.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on September 12, 2000.

The matters voted upon at the annual meeting were as follows: (i) the election of one member of the Company's Board of Directors for the ensuing period; (ii) the approval of the grant to certain officers, employees and consultants of the Company of options to purchase a total of 1,041,000 shares of the Company's common stock; and (iii) the ratification of the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2001.

The voting on each proposal was set forth in the table below.

1.   Election of directors:

                                                                               WITHHOLD
                                                     FOR                      AUTHORITY
                                                     ---                      ---------
          Michael Patrick George
          Common shares                            6,128,685                    838,412
          Preferred shares                         1,716,302                         --

     No other person received any votes.

2. Approval of the grant to certain officers, employees and consultants of the Company of options to purchase a total of 1,041,000 shares of the Company's common stock.

                                 FOR                        AGAINST               ABSTENTIONS(a)
                                 ---                        -------               --------------
         Common shares        5,968,367                    987,266                    11,464
         Preferred shares     1,716,302                         --                        --

3. Ratify the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2001:

                                 FOR                       AGAINST                ABSTENTIONS(a)
                                 ---                       -------                --------------
         Common shares        6,757,412                    174,535                    35,150
         Preferred shares     1,716,302                         --                        --


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

                  27-Financial Data Schedule

     (b) The Company filed Form 8-K on October 4, 2000 under Item 5 relating to the sale of water rights.

                     WESTERN WATER COMPANY AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WESTERN WATER COMPANY

Date:  November 14, 2000               By: /s/ Michael Patrick George
                                           -------------------------------------
                                       Michael Patrick George
                                       Chairman, President and
                                       Chief Executive Officer

Date:  November 14, 2000               By: /s/ William T. Gochnauer
                                           -------------------------------------
                                       William T. Gochnauer
                                       Senior Vice President and
                                       Chief Financial Officer