Form 10-Q
period 2000-12-31
WESTERN WATER CO
filed 2001-02-14
CIK 866671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                               -------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000



                         Commission file number 0-18756

                              WESTERN WATER COMPANY
             (Exact name of registrant as specified in its charter)


               DELAWARE                                33-0085833
       (State of Incorporation)          (I.R.S. Employer Identification No.)


                 102 WASHINGTON AVENUE, POINT RICHMOND, CA 94801
               (Address of principal executive offices) (Zip code)


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


                     YES  [X]                  NO [ ]

As of February 9, 2001, there were 7,894,012 shares of registrant's common stock outstanding.

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item                                                                         Page
----                                                                         ----

1      Financial statements:

             Unaudited Consolidated balance sheets-
             December 31 and March 31, 2000                                   3

             Unaudited consolidated statements of operations-
             Three months ended December 31, 2000 and 1999                    4

             Unaudited consolidated statements of operations-
             Nine months ended December 31, 2000 and 1999                     5

             Unaudited consolidated statements of cash flows-
             Nine months ended December 31, 2000 and 1999                     6

             Notes to consolidated financial statements                       7

2      Management's discussion and analysis of financial
       condition and results of operations                                   11

3      Quantitative and qualitative market risk disclosures                  17


                           PART II - OTHER INFORMATION

6      Exhibits and Reports on Form 8-K                                      18

       Signatures                                                            19

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         December 31 and March 31, 2000
                                   (Unaudited)


                                                                                              2000
                                                                                  ------------------------------
                                                                                  December 31,        March 31,
                                                                                  ------------      ------------
ASSETS

Current assets:
        Cash and cash equivalents                                                 $  4,235,970      $  1,971,614
        Current portion of notes receivable                                            154,235           154,235
        Other current assets                                                           966,565           991,729
                                                                                  ------------      ------------
            Total Current Assets                                                     5,356,770         3,117,578

Notes receivable, less current portion                                                 265,903           527,085
Cash and cash equivalents - restricted                                               4,041,431         4,416,431
Land held for sale                                                                   5,422,606         5,422,606
Water rights                                                                        13,703,689        18,380,807
Prepaid leasing costs, net of accumulated amortization                               2,177,697         2,689,829
Other water assets, net of accumulated amortization                                  2,483,147         2,510,591
Deferred debt costs, net of accumulated amortization                                   275,262           351,324
Property and equipment, net of accumulated depreciation                                128,219           172,703
Other assets                                                                           128,132           111,996
                                                                                  ------------      ------------
                                                                                  $ 33,982,856      $ 37,700,950
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                          $    194,733      $    100,552
        Accrued expenses and other liabilities                                         571,338           791,690
        Accrued interest                                                               320,335            66,573
        Current maturities of long-term debt                                         1,527,017         1,454,983
                                                                                  ------------      ------------
            Total Current Liabilities                                                2,613,423         2,413,798

Long-term debt, less current maturities                                              1,628,048         2,275,366
9% Convertible subordinated debentures (Note 5)                                      8,831,112         9,740,000
Deferred gain on sale                                                                       --             3,333
                                                                                  ------------      ------------

            Total Liabilities                                                       13,072,583        14,432,497

Series C convertible redeemable preferred stock, $1,000
  stated value, 100,000 shares authorized; 7,708
  and 10,165 shares issued and outstanding (aggregate
  liquidation preference of $7,708,366 and $10,165,000)
  at December 31 and March 31, 2000, respectively (Note 6)                           7,467,990         9,816,686

Series D convertible redeemable preferred stock, $1,000
  stated value, 25,000 shares authorized; 10,000 shares
  issued and outstanding (aggregate liquidation
  preference of $10,000,000) at December 31 and
  March 31, 2000, respectively                                                      10,000,000        10,000,000

Stockholders' equity:
        Common stock, $0.001 par value, 20,000,000 shares
          authorized; 8,235,212 shares issued
          at December 31 and March 31, 2000, respectively                                8,235             8,235
        Additional paid-in capital                                                  24,448,791        24,448,791
        Accumulated deficit ($14,405,252 of accumulated deficit eliminated in
          quasi-reorganization of October 1, 1994)                                 (19,639,873)      (19,630,389)
        Treasury stock, at cost, 341,200 shares at December 31,
          and March 31, 2000 (Note 2)                                               (1,374,870)       (1,374,870)
                                                                                  ------------      ------------
            Total Stockholders' Equity                                               3,442,283         3,451,767
                                                                                  ------------      ------------
                                                                                  $ 33,982,856      $ 37,700,950
                                                                                  ============      ============


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 Three months ended December 31, 2000 and 1999
                                   (Unaudited)



                                                                                       2000             1999
                                                                                    -----------      -----------
Water revenue                                                                       $   712,132      $ 1,580,573

Cost of water revenue                                                                   652,218          981,814
                                                                                    -----------      -----------

                Gross Profit                                                             59,914          598,759

General and administrative expenses                                                     704,445        1,775,019
                                                                                    -----------      -----------

                Operating Income (Loss)                                                (644,531)      (1,176,260)
                                                                                    -----------      -----------

Other Income (Expenses):
         Interest income                                                                188,467          119,008
         Interest expense                                                              (280,047)        (274,083)
         Gain on sale of water rights (Note 3)                                          464,554               --
         Gain on sale of investment in limited liability company                             --           10,000
         Other                                                                           51,459           (5,731)
                                                                                    -----------      -----------
                                                                                        424,433         (150,806)
                                                                                    -----------      -----------

Income (Loss) before Income Taxes                                                      (220,098)      (1,327,066)
Income taxes  (Note 4)                                                                       --               --
                                                                                    -----------      -----------

                Income  (loss) Before Extraordinary Item                               (220,098)      (1,327,066)

Extraordinary item -- gain on early extinguishment of debt (Note 5)                     385,477               --
                                                                                    -----------      -----------

                Net Income (Loss)                                                       165,379       (1,327,066)

Accretion of preferred stock to redemption value                                         (9,405)          (9,041)
Excess of carrying value over amount paid for Series C Preferred Stock (Note 6)       1,934,740               --
Preferred stock dividends                                                                    --         (187,500)
                                                                                    -----------      -----------

                Net Income  (Loss) Applicable to Common Stockholders                $ 2,090,714      $(1,523,607)
                                                                                    ===========      ===========


Earnings per share-Basic:
                Income (loss) applicable to common stockholders                     $      0.21      $     (0.19)
                  excluding extraordinary item
                Extraordinary item                                                  $      0.05               --
                                                                                    -----------      -----------
                Net income (loss)                                                   $      0.26      $     (0.19)
                                                                                    ===========      ===========

Earnings per share-Diluted:
                Income (loss) applicable to common stockholders                     $      0.18      $     (0.19)
                  excluding extraordinary item
                Extraordinary item                                                  $      0.04               --
                                                                                    -----------      -----------
                Net income (loss)                                                   $      0.22      $     (0.19)
                                                                                    ===========      ===========


See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Nine months ended December 31, 2000 and 1999
                                   (Unaudited)



                                                                                       2000              1999
                                                                                    -----------      -----------
Water revenue                                                                       $ 1,538,336      $ 2,429,158

Cost of water revenue                                                                 1,141,795        1,471,331
                                                                                    -----------      -----------

                Gross Profit                                                            396,541          957,827

General and administrative expenses                                                   2,384,793        5,100,048
                                                                                    -----------      -----------

                Operating Income (Loss)                                              (1,988,252)      (4,142,221)
                                                                                    -----------      -----------

Other Income (Expenses):
         Interest income                                                                412,083          501,602
         Interest expense                                                              (897,777)        (976,716)
         Gain on sale of water rights (Note 3)                                          892,779               --
         Gain on sale of investment in limited liability company                          3,333           30,000
         Other                                                                           23,025          (68,860)
                                                                                    -----------      -----------
                                                                                        433,443         (513,974)
                                                                                    -----------      -----------

Income (Loss) before Income Taxes                                                    (1,554,809)      (4,656,195)
Income Taxes  (Note 4)                                                                    3,200            3,200
                                                                                    -----------      -----------

                Income  (loss) Before Extraordinary Item                             (1,558,009)      (4,659,395)

Extraordinary item -- gain on early extinguishment of debt (Note 5)                     385,477        3,489,803
                                                                                    -----------      -----------

                Net Income (Loss)                                                    (1,172,532)      (1,169,592)

Accretion of preferred stock to redemption value                                        (28,215)         (26,597)
Excess of carrying value over amount paid for Series C Preferred Stock (Note 6)       1,934,740               --
Preferred stock dividends                                                              (743,477)        (930,977)
                                                                                    -----------      -----------

                Net Income  (Loss) Applicable to Common Stockholders                $    (9,484)     $(2,127,166)
                                                                                    ===========      ===========


Earnings per share-Basic and Diluted:
                Income (loss) applicable to common stockholders                     $     (0.05)     $     (0.71)
                  excluding extraordinary item
                Extraordinary item                                                         0.05             0.44
                                                                                    -----------      -----------
                Net income (loss)                                                   $        --      $     (0.27)
                                                                                    ===========      ===========



See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                                 2000               1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                  $ (1,172,532)      $ (1,169,592)
         Adjustments to reconcile net loss to net cash provided
            by (used in) operating activities:
               Depreciation and amortization                                     802,918            824,413
               Compensation expense on vesting of unexercised
                 compensatory stock options                                           --             75,963
               Gain on sale of water rights                                     (892,779)                --
               Gain on sale of investment in limited liability company            (3,333)           (30,000)
               Asset impairment charge                                                --            204,298
               Loss on disposition of property and equipment                          --              2,544
               Extraordinary gain on early extinguishment of debt               (385,477)        (3,489,803)
               Allowance for water project costs                                 (85,425)           808,791
               Write-off of other current assets and notes receivable             11,108             75,880
               Changes in assets and liabilities:
                  (Increase) decrease in:
                     Other current assets                                         25,164           (651,039)
                     Land held for sale                                               --           (594,353)
                     Water Rights                                                     --            737,055
                     Prepaid leasing costs                                       (80,894)          (511,653)
                     Other assets                                                (16,136)           (49,794)
                  Increase (decrease) in:
                    Accounts payable                                              94,181             (7,142)
                    Accrued expenses and other liabilities                      (220,352)           412,185
                    Accrued interest                                             253,762            333,618
                                                                            ------------       ------------
            Net cash used in operating activities                             (1,669,795)        (3,028,629)
                                                                            ------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Principal payments received on notes receivable                         250,074            290,062
         Purchase of property and equipment                                           --            (38,277)
         Purchase of available-for-sale securities                                    --         (1,029,552)
         Sales of available-for-sale securities                                       --         11,939,479
         Purchase of water rights                                                     --         (1,325,000)
         Proceeds from sales of water rights                                   5,589,880                 --
         Additions to water rights                                               (19,983)          (393,792)
         Additions to other water assets                                              --           (124,484)
                                                                            ------------       ------------
            Net cash provided by investing activities                          5,819,971          9,318,436
                                                                            ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                 --            800,000
         Purchase of Series C Preferred Stock                                   (442,171)                --
         Release of restricted cash                                              375,000                 --
         Preferred stock dividends                                              (743,477)          (930,977)
         Purchase of common stock                                                     --           (115,840)
         Purchase of convertible subordinated debentures                        (499,888)        (1,500,000)
         Cash restricted to fund water development costs                              --         (1,472,201)
         Principal payments on long-term debt                                   (575,284)        (1,088,721)
                                                                            ------------       ------------
                 Net cash used in financing activities                        (1,885,820)        (4,307,739)
                                                                            ------------       ------------

Net increase in cash and cash equivalents
Cash and cash equivalents, beginning of period                                 2,264,356          1,982,068
Cash and cash equivalents, end of period                                       1,971,614            739,126
                                                                            ------------       ------------
                                                                            $  4,235,970       $  2,721,194
                                                                            ============       ============




See accompanying notes to consolidated financial statements.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)


NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES:

           Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries ("Company") as of December 31, 2000, the consolidated statements of operations for the three and nine months ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999. The results of the nine-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

           The consolidated financial statements of the Company include Western Water Service Company and YG Procyon Corporation, Western Water Company's wholly-owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which Western Water Company owns a 70% interest.

           The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 2000. On July 1, 2001 the Company adopted the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. The adoption of this standard had no impact on the Company's financial position as of December 31, 2000 or results of operations for the three or nine months ended December 31, 2000.

           Income (loss) per share

           The weighted average shares used for basic and diluted net income per share was 7,894,012 and 9,611,544 for the three months ended December 31, 2000. The weighted average shares used for basic and diluted net income per share was 7,894,012 shares for the nine months ended December 31, 2000, and 7,895,213 and 7,920,286 shares for the three and nine months ended December 31, 1999.

           Stock options to purchase 1,297,000 and 1,932,733 shares of common stock at exercise prices ranging from $0.39-$13.50 and $2.00-$21.00 for the three and nine months ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

           Warrants to purchase 83,000 shares of common stock at $17.50 per share were not included in the computation of diluted net income per share for the three and nine months ended December 31, 1999 as their effect would have been anti-dilutive. These warrants expired unexercised during the fiscal year ended March 31, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES: (CONTINUED)

           Debentures convertible into 556,817 shares of common stock at a conversion price of $15.86 per share were not included in the computation of diluted net income per share for the nine months ended December 31, 2000 and the three and nine months ended December 31, 1999, as their effect would have been anti-dilutive.

           Series C redeemable preferred stock convertible into 463,801 shares of common stock at a conversion price of $16.62 per share was not included in the computation of diluted net income per share for the nine months ended December 31, 2000 and the three and nine months ended December 31, 1999, as its effect would have been anti-dilutive.

           Series D redeemable preferred stock convertible into 1,112,347 shares of common stock at a conversion price of $8.99 per share was not included in the computation of diluted net income per share for the nine months ended December 31, 2000 and the three and nine months ended December 31, 1999, as its effect would have been anti-dilutive.

           Stock Option Transactions

           On September 12, 2000, ("Grant Date") the Shareholders approved the granting of replacement options to purchase 735,500 shares of common stock to various employees, directors and consultants of the Company at an exercise price of $.39 per share, which exceeded the market value of the related common stock on the Grant Date. These reissued stock options are being accounted for under variable plan accounting until the stock options are exercised, forfeited or expired as they replaced previously granted options which were surrendered by the employees of the Company. In addition, during the period from the grant date through December 31, 2000, the fair market value of the Company's common stock has not exceeded the exercise price. The remainder of the stock options granted on September 12, 2000, (305,500), shares, were new grants, and are being accounted for using fixed plan accounting.

NOTE 2.    TREASURY STOCK PURCHASE PROGRAM:

           In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. For the three months ended December 31, 1999, the Company repurchased 49,000 shares of common stock at a cost of $60,562. Since November 1998, the Company has repurchased 341,200 shares of common stock at a cost of $1,374,870. No such purchases have been made in the current fiscal year.

NOTE 3.    GAIN ON SALE OF WATER RIGHTS:

           During the quarter ended December 31, 2000, the Company sold 1,000 acre feet of its water rights in the Mojave Basin of California for $1,299,000 in cash. The Company realized a gain on the sale of $464,554. During the previous quarter, the Company also sold its water rights in the Central Basin of Los Angeles for $4,290,880 in cash, and realized a gain of $428,225.

NOTE 4.    INCOME TAXES:

           Management does not expect there will be taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 2000.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)


NOTE 5.    EXTRAORDINARY INCOME:

           During the quarter ended December 31, 2000, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of 13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt. On August 6, 1999, the Company repurchased $5,000,000 of its outstanding 9% Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the early extinguishment of debt.

NOTE 6.    SERIES C PREFERRED STOCK:

           On December 27, 2000 the Company voluntarily purchased 2,456.5124 shares of its Series C Convertible Redeemable Preferred Stock ("Series C") at a purchase price of $180 per share for a total purchase consideration of $442,171. The net carrying value of such shares was $2,376,911 net of related private placement costs of $79,600. The excess of the Series C net carrying value over the consideration paid by the Company was $1,934,740 and has been included in accumulated deficit in the accompanying financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders.

NOTE 7.    SEGMENT INFORMATION:

           The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments for the three and nine months ended December 31, 2000 and 1999 is presented below:


                                              Three months ended                 Nine months ended
                                                  December 31,                     December 31,
                                         ----------------------------      ----------------------------
                                             2000             1999            2000             1999
                                         -----------      -----------      -----------      -----------
Segment revenue:
     Water                               $   712,132      $ 1,580,573      $ 1,538,336      $ 2,429,158

     Real estate                                  --               --               --               --
                                         -----------      -----------      -----------      -----------
                                         $   712,132      $ 1,580,573      $ 1,538,336      $ 2,429,158
                                         ===========      ===========      ===========      ===========

Net income (loss):
     Segment
          Water                          $    59,914      $   598,759      $   396,541      $   957,827
          Real estate                             --               --               --               --
     Non-segment                             105,465       (1,925,825)      (1,569,073)      (2,127,419)
                                         -----------      -----------      -----------      -----------
                                         $   165,379      $(1,327,066)     $(1,172,532)     $(1,169,592)
                                         ===========      ===========      ===========      ===========

Depreciation & amortization expense:
     Segment-Water                       $   235,640      $   245,000      $   706,921      $   718,548

     Non-segment                              28,650           32,094           85,950          105,865
                                         -----------      -----------      -----------      -----------
                                         $   264,290      $   277,094      $   792,871      $   824,413
                                         ===========      ===========      ===========      ===========

                     WESTERN WATER COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)


           For the three and nine months ended December 31, 2000 and 1999, respectively, the Company recognized revenue of $324,976 and $966,306 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company's revenue.


NOTE 9.    SUPPLEMENTAL CASH FLOW INFORMATION:


                                                                                               Nine months ended
                                                                                                  December 31,
                                                                                         ----------------------------
                                                                                            2000                1999
                                                                                         ---------          ---------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                             $ 644,015          $ 614,680
    Interest capitalized during the period                                                      --             40,020
    Cash paid during the period for income taxes                                             3,200              3,200


Supplemental disclosure of non-cash investing and financing activities:
    Recognition of gain on sale of investment in limited liability company                  (3,333)           (30,000)
    Accretion of preferred stock to redemption value                                        28,215             26,597
    Forgiveness of debt resulting from sale of land held for sale:
                Long-term debt                                                                  --            (42,000)
                Land held for resale                                                            --             42,000

    Forgiveness of note receivable and related accrued interest from purchase of land held for sale:
                Land held for sale                                                              --           (365,024)
                Note receivable                                                                 --            343,699
                Other current assets                                                            --             21,325
    Write off of other water assets, prepaid leasing costs and related allowance for water project costs:
                Other water assets                                                              --            248,624
                Prepaid leasing costs                                                           --             21,514
                Allowance for water project costs                                               --           (270,138)

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

GENERAL

Until the fiscal year ended March 31, 2000, the Company's principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has modified its business strategy so as to reduce the amount of its own capital devoted to such projects and/or transactions. In addition, in order to reduce its fixed interest expense and preferred stock dividend obligations, the Company is currently pursuing a voluntary restructuring of its capitalization. In such pursuit, the Company has recently repurchased a portion of its outstanding Debentures and Series C Preferred Stock at discounts from the net carrying values of those securities. Although discussions are ongoing, there can be no assurance regarding any future repurchases or restructuring of its capitalization or the potential impact on the Company's financial position.

Capital structure changes

On September 22, 1995, the Company completed the private placement of $15,000,000 of its 9% Convertible Subordinated Debentures Due 2005 (the "Debentures"). The Debentures bear interest at 9% per annum payable semi-annually on September 30 and March 31 of each year, and mature on September 30, 2005. The Debentures are convertible at any time at the option of the holder into shares of Common Stock at a conversion price of $15.86 per share, subject to certain anti-dilution adjustments (the "Conversion Price"). In August, 1999, the Company repurchased $5,000,000 of the outstanding Debentures. In October and December, 2000 the Company repurchased an additional $908,888 of its outstanding Debentures, plus accrued interest of $13,714, for $513,602 in cash. Taking into account prior repurchases, the amount of Debentures outstanding as of December 31, 2000 was $8,831,112.

In 1997, the Company issued $9,000,000 of its Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Each share of Series C Preferred Stock has a stated value of $1,000, has a dividend rate of 7.25% per annum of its stated value and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $16.62 per share and is subject to adjustment in certain events to prevent dilution. Dividends are payable, when and if declared by the board of Directors, semi-annually on January 15 and July 15 of each year, and the Series C Preferred Stock is subject to partial redemption at

                     WESTERN WATER COMPANY AND SUBSIDIARIES


its stated value plus accrued dividends, at the option of the holder, from available cash of the Company beginning in 2006, with the full amount redeemable in 2007. On December 27, 2000 the Company purchased 2,456.5124 shares of its Series C Convertible Redeemable Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,172. The net carrying value of such shares was $2,376,911, net of the related unamortized private placement costs of $79,600. The excess of the Series C net carrying value over the consideration paid by the Company was $1,934,740 and has been included in accumulated deficit in the accompanying financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders.

On October 27, 1998, the Company issued $10,000,000 of its Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") to an affiliate of Sociedad General de Aguas de Barcelona, S. A. ("Agbar"). Each share of Series D Preferred Stock has a stated value of $1,000, has a dividend rate of 7.5% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price is $8.99 per share and is subject to adjustment in certain events to prevent dilution. Dividends are payable, when and if declared by the Board of Directors, quarterly on March 15, June 15, September 15 and December 15 of each year and the Series D Preferred Stock is subject to partial redemption at its stated value plus accrued dividends, at the option of the holder, from available cash of the Company beginning in 2007 with the full amount redeemable in 2008. The Company's Board of Directors did not declare a dividend on the Series D Preferred Stock on December 15, 2000.

In November 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the open market. Since November 1998, the Company repurchased 341,200 shares of common stock at a cost of $1,374,870. No such repurchases have been made during the current fiscal year.

RESULTS OF OPERATIONS

The following is a description of the Company's results of operations for the three and nine months ended December 31, 2000 and 1999.


                                  CONSOLIDATED


                                                                 Three months ended               Nine months ended
                                                                    December 31,                      December 31,
                                                            ----------------------------      ----------------------------
                                                               2000              1999            2000              1999
                                                            -----------      -----------      -----------      -----------
Revenue                                                     $   712,000      $ 1,581,000      $ 1,538,000      $ 2,429,000

Loss before income taxes                                    $  (220,000)     $(1,327,000)     $(1,555,000)     $(4,656,000)

Income taxes                                                         --               --            3,000            3,000

Loss before extraordinary item                                 (220,000)      (1,327,000)      (1,558,000)      (4,659,000)

Extraordinary item-gain on early
  extinguishment of debt                                        385,000               --          385,000        3,490,000

Net income (loss)                                               165,000       (1,327,000)      (1,173,000)      (1,169,000)
Accretion of preferred stock to redemption value                 (9,000)          (9,000)         (28,000)         (27,000)

Excess of carrying value over amount paid for
  Series C Preferred Stock                                    1,935,000               --        1,935,000               --

Preferred stock dividends                                            --         (188,000)        (743,000)        (931,000)

Net income (loss) applicable to common stockholders         $ 2,091,000      $(1,524,000)     $    (9,000)     $(2,127,000)

Basic and diluted net income (loss)
  applicable to common stockholders                         $       .26      $      (.19)              --      $      (.27)

Diluted net income (loss) applicable to common
  stockholders                                              $       .22      $      (.19)              --      $      (.27)

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

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2001. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 2000.

                                  WATER RIGHTS


                       Three months ended             Nine months ended
                           December 31,                  December 31,
                    -------------------------     -------------------------
                       2000           1999           2000           1999
                    ----------     ----------     ----------     ----------
Revenue             $  712,000     $1,581,000     $1,538,000     $2,429,000
Cost of Revenue        652,000        982,000      1,142,000      1,471,000
                    ----------     ----------     ----------     ----------
Gross Profit        $   60,000     $  599,000     $  396,000     $  958,000


Water revenue included from $325,000 and $966,000 of water sales to the City of Inglewood, zero and $86,000 from the lease of water rights, $274,000 and $274,000 from sales of water to the Santa Margarita Water District, $72,000 and $72,000 from sales of Water to the Contra Costa Water District, and $36,000 and $126,000 of payments received under the Fontana Water Fee Agreement for the three and nine months ended December 31, 2000, respectively. Water revenue for the three and nine months ended December 31, 1999 includes water sales of $1,295,000 and $1,936,000, water rights leases of $232,000 and $339,000, and amounts accrued under the Fontana Water Fee Agreement and other of $54,000 and $154,000, respectively. Cost of revenue for the three and nine months ended December 31, 2000 includes $239,000 and $718,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Fee Agreement, and $405,000 and $405,000 respectively, for the cost of water delivered to the Contra Costa and Santa Margarita Water Districts. Cost of revenue for the three and nine months ended December 31, 1999 includes $230,000 and $690,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Fee Agreement.

The Company attempts to dispose of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. There were no real estate transaction during the three and nine months ended December 31, 2000 and 1999.


                       GENERAL AND ADMINISTRATIVE EXPENSES


                                           Three months ended            Nine months ended
                                               December 31,                 December 31,
                                        -------------------------     -------------------------
                                           2000           1999           2000           1999
                                        ----------     ----------     ----------     ----------
General and Administrative Expenses     $  704,000     $1,775,000     $2,385,000     $5,100,000

                     WESTERN WATER COMPANY AND SUBSIDIARIES


General and administrative expenses for the three months ended December 31, 2000 decreased by $1,071,000 (60%) from the comparable period ended December 31, 1999. The decrease was partially due to a decrease in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Also, the 1999 period included an asset impairment charge of $204,000, consolidation costs related to the closing of its then existing San Diego office of $166,000, increased allowance for water rights projects under development of $112,000 and increased non-capitalizable consulting and engineering expenses of $92,000 which increases were offset, in part, by a decrease in legal costs of $114,000.

General and administrative expenses for the nine months ended December 31, 2000 decreased by $2,715,000 (53%) from the comparable period ended December 31, 1999. The decrease was primarily due to a decrease in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Also, the 1999 period included increased allowance for water rights projects under development of $379,000, an increase in non-capitalizable consulting and engineering expenses of $326,000, severance costs related to the resignation of one of its officers of $254,000, an asset impairment charge of $204,000, and consolidation costs related to the reductions in personnel and the closing of its existing San Diego office of $166,000.

                          OTHER NON-SEGMENT INFORMATION


                                               Three months ended                Nine months ended
                                                  December 31,                      December 31,
                                          ----------------------------      ----------------------------
                                             2000              1999            2000             1999
                                          -----------      -----------      -----------      -----------
Interest income                           $   188,000      $   119,000      $   412,000      $   502,000

Interest expense                             (280,000)        (274,000)        (898,000)        (977,000)

Gain on sale of investment in limited
   liability company                               --           10,000            3,000           30,000

Gain on sale of water rights                  465,000               --          893,000               --

Extraordinary income                          385,000               --          385,000        3,490,000


Interest income is composed of interest earned on the Company's cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 10% per annum. Interest income increased for the three months ended December 31, 2000 from the comparable periods ended December 31, 1999 due primarily to higher investment balances during the period. Interest income decreased for the nine months ended December 31, 2000 from the comparable periods ended December 31, 1999 due primarily to lower investment balances over the entire period.

Interest expense includes $212,000 and $651,000 and $219,000 and $817,000 of interest related to the principal amount of outstanding Debentures for the three and nine months ended December 31, 2000 and 1999, respectively. Interest expense in future periods related to the Debentures will decrease as a result of the repurchases of $909,000 of Debentures during the current fiscal quarter. Interest expense also includes $52,000 and $175,000 and $55,000 and $160,000 of interest related to the Inglewood term loan for the three and nine months ended December 31, 2000 and 1999, respectively. No interest was capitalized during the three and nine months ended December 31, 2000. Interest of $22,000 and $62,000 was capitalized during the three and nine months ended December 31, 1999, respectively, in connection with the development of water rights.

The Company sold its interest in the Nevada Land & Resource Company ("Nevada LLC") in April 1997. As a result of the sale the Company deferred gain of $120,000 relating to estimated future consulting services that are to be provided in accordance with a consulting agreement related to the Nevada LLC. The Company realized $0 and $3,000 and $10,000 and $30,000 of the deferred gain during the three and

                     WESTERN WATER COMPANY AND SUBSIDIARIES


nine months ended December 31, 2000 and 1999, respectively. The deferred gain had been completely realized as of June 30, 2000.

On August 6, 1999, the Company repurchased $5,000,000 of its 9% outstanding Debentures, plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $273,000, net of accumulated amortization of $105,000, the Company recognized a $3,490,000 extraordinary gain on the early extinguishment of debt. During the quarter ended December 31, 2000, the Company repurchased $909,000 of its outstanding 9% Debentures, plus accrued interest of $14,000, for $514,000 in cash. The Company recognized a gain of $385,000 on this repurchase. The aggregate of these Debenture repurchases during the quarter ended December 31, 2000 has reduced the Company's annual interest expense by $82,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000 the Company had working capital and a current ratio of $2,743,000 and 2.05 to l, as compared to $704,000 and 1.29 to 1, respectively, at March 31, 2000.

Operating Activities

For the nine months ended December 31, 2000, the Company had a net loss of $1,173,000, which included the Company's realization of $893,000 in gains on the sale of water rights in the Central Basin and the Mojave Basin of California, and an extraordinary non-cash gain on the early extinguishment of debt of $385,000. For the nine months ended December 31, 2000, the Company had negative cash flow from operating activities of $1,670,000. For the nine months ended December 31, 1999, the Company had a net loss of $1,170,000 which included a $3,490,000 extraordinary non-cash gain on the early extinguishment of debt. For the nine months ended December 31, 1999, the Company had negative cash flow from operating activities of $3,029,000.

The Company has entered into water sale transactions that are expected to generate recurring water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts;
(ii) leasing the Company's rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be predictable, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions and revenues, if any, derived from the Company's long-term water development projects. Based on the Company's current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company's working capital needs during the current fiscal year. Accordingly, the Company's future operations will have to be funded primarily from the Company's existing financial resources, from any financing it may arrange using debt or equity, and from proceeds the Company may derive from any such future water sale transactions that the Company may from time to time consummate. In addition, revenues from the sale of real estate in the future may be used to fund the Company's operations.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


Investing and Financing Activities

In August 6, 1999, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $158,000 for $1,500,000. After reducing related deferred debt costs of $273,000, net of accumulated amortization of $105,000, the Company recognized a non-cash $3,490,000 extraordinary gain on the early extinguishment of debt. During the quarter ended December 31, 2000, the Company repurchased $909,000 of its outstanding 9% Debentures, plus accrued interest of $14,000, for $514,000 in cash plus. After reducing related deferred debt costs of $24,000, the Company recognized an extraordinary gain on the extinguishment of debt of $385,000 on this repurchase.

On December 27, 2000 the Company voluntarily purchased 2,456.5124 shares of its Series C Convertible Redeemable Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,171. The excess of the Series C net carrying value over the consideration paid by the Company was $1,934,740 and has been included in accumulated deficit in the accompanying financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders.

The Company is committed to certain material expenditures over the next several years, including the following:

- Scheduled payments of principal on existing outstanding indebtedness for the remainder of the fiscal year ending March 31, 2001 and fiscal years ending March 31, 2002, 2003, 2004 and 2005 are $758,000, $54,000,
        $54,000, $54,000 and $54,000, respectively.

- Scheduled payments of principal on existing outstanding variable rate indebtedness for the remainder of the fiscal year ending March 31, 2001 and fiscal years ending March 31, 2002, 2003, 2004 and 2005 are $177,000, $749,000, $832,000, $387,000 and $0, respectively.

- The Company is required to make semi-annual interest payments of $397,000 on the $8,831,000 remaining outstanding principal amount of the Debentures. The principal balance is due in 2005.

- The holders of 7,708 shares of Series C Preferred Stock outstanding are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $559,000 per year).

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

The Company believes that its existing capital resources will be sufficient to fund the Company's foreseeable working capital needs for a period of at least one year from the date of this report. However, under the Company's Strategic Relationship Agreement with Agbar, the Company can only use the proceeds from the sale of Series D Preferred Stock to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by

                     WESTERN WATER COMPANY AND SUBSIDIARIES


Agbar. As of December 31, 2000, a total of $ 5,958,569 had been expended on such development, capital costs and Series D Preferred Stock Dividends. As a result, $4,041,431 of the Company's cash and cash equivalents were restricted as of December 31, 2000. Nevertheless, the Company believes it will be able to meet its anticipated financial obligations in the next twelve months from its unrestricted funds, proceeds derived from on-going operations and proceeds from the sale of certain existing assets. The Company may also attempt to improve its working capital position by entering into certain voluntary agreements to restructure its capital base. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to successfully negotiate a voluntary restructuring. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has modified its business strategy so as to reduce the amount of its own capital devoted to such projects and/or transactions. In addition, the Company is pursuing various alternatives, including a voluntary restructuring of its capitalization. In addition, the Company is pursuing various alternatives, including a voluntary restructuring of its capitalization. In such pursuit, the Company has made a variety of proposals to the holders of the Company's debentures and its Preferred Stock. Although discussions arising from such proposals are ongoing, there can be no assurance regarding possible outcomes of such discussions or the potential impact thereof on the Company's financial position.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with Statement No. 138 in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has not yet assessed the impact on the Company's operations. The Company will adopt Statement No. 133 as amended, as required for its first quarterly filing of fiscal year 2002.

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


                         2001             2002           2003             2004            2005       Thereafter         Total
                     ------------    ------------    ------------    ------------    ------------   ------------    ------------
Fixed rate debt      $    758,000    $     54,000    $     54,000    $     54,000    $     54,000   $  8,867,000    $  9,841,000

Weighted average
  interest rate               8.0%            8.7%            8.3%            9.0%            9.0%           9.0%            8.9%

Variable rate debt   $    177,000    $    749,000    $    832,000    $    387,000              --             --    $  2,145,000

Weighted average
  interest rate               7.5%            7.5%            7.5%            7.5%             --             --             7.5%

The Company's variable rate on its variable rate debt is capped at 7.5%.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        The Company filed reports on Form 8-K on October 4, 2000 and on January 4, 2001 under Item 5 relating to the sale of water rights.

                     WESTERN WATER COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WESTERN WATER COMPANY


Date:  February 14, 2001                By: /s/ MICHAEL PATRICK GEORGE
                                            -----------------------------------
                                            Michael Patrick George
                                            Chairman, President and
                                            Chief Executive Officer


Date:  February 14, 2001                By: /s/ WILLIAM T. GOCHNAUER
                                            -----------------------------------
                                            William T. Gochnauer
                                            Senior Vice President and
                                            Chief Financial Officer