Form 10-K
period 2001-03-31
WESTERN WATER CO
filed 2001-06-28
CIK 866671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001.

Commission file number 0-18756

WESTERN WATER COMPANY

(Exact name of registrant as specified in its charter)
(www.wwtr.com)

Delaware	33-0085833
(State of incorporation)	(I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, California 94801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 234-7400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Right to Purchase Series E Junior Participating Preferred Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    No

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2001 was approximately $6,536,000 (based on last reported sale price of $0.81 per share of common stock on that date). All directors are considered affiliates. There were 8,069,012 shares of registrant’s common stock outstanding as of June 26, 2001.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant’s Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated herein by reference in Part III of this Report.

i

Forward-Looking Statements

      In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2001 and 2002 and any Current Reports on Form 8-K filed by the Company.

PART I

Item 1. Business

Introduction

      The principal business of Western Water Company (the “Company”) has been to identify, manage, acquire, develop, sell and lease water and water rights in the western United States. Prior to 2000, the Company had been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. Prior to the fiscal year ended March 31, 1999, the Company derived most of its revenue from the sale of real estate that it acquired for the associated water rights, and from assisting unaffiliated owners of water rights to obtain revenue from their water rights. In the two most recent fiscal years, virtually all revenues were generated from the sale of water owned by the Company, or the sale of water which the Company purchased for the purpose of reselling it. However, delays and uncertainty in the Company’s attempts to overcome regulatory obstacles to execute additional water transfers forced the Company to reconsider its business plans and to consider other alternatives, including the sale of the Company or the sale of its principal assets. During the fiscal year ended March 31, 2001, the Company sold certain of its assets but concluded that neither liquidation nor sale of the Company is in the best interests of its customers or stockholders. As a result, during this past fiscal year the Company modified its prior business plan and sought to restructure its balance sheet and sell certain of its non-strategic assets to support development of its primary water wholesaling business in light of its revised business plan.

      As noted, the Company’s principal historic activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas which demand is expected to exceed the water resources currently available. During the fiscal year ended March 31, 2000, the Company executed a variety of “take if delivered” wholesale water supply contracts with a number of retail municipal water agencies. Since then, however, the Company has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Based on its inability to generate revenues from water sales, the Company suspended its asset acquisition program, reduced its marketing activities, curtailed other overhead expenditures, and deferred certain development activities. The Company is concentrating its current efforts on overcoming the regulatory obstacles to water transfers and in arranging water transfers that do not face such obstacles. The Company is also increasing its efforts to assist non-affiliated water rights owners to develop and manage their water rights for maximum long-term value.

      The Company owns various water assets in Northern and Southern California. The Company’s principal Northern California water assets consists of certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the “Yuba Property”)

located along the Yuba River in California, and the water rights associated with 2,236 acres of California rice farms and ranches (some of this land has been previously sold by the Company) located in Northern California. However, as disclosed elsewhere in this report, the Company believes there are significant obstacles to realizing value from its water rights associated with the Yuba Property. The Company’s California real estate holdings consist of approximately 1,570 acres located in Northern California and 607 acres in Southern California.

      The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of land and certain other water rights in the Cherry Creek basin. This land is in the drainage area of Cherry Creek, south of Denver, in Douglas County, Colorado. It was purchased by the Company in 1992 and most of the land has been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company’s real estate holdings in Colorado currently consist of approximately 408 acres of primarily undeveloped land located in the Cherry Creek basin.

      The Company’s principal executive office is located at 102 Washington Avenue, Point Richmond, CA 94801. Its telephone number is (510) 234-7400. Unless the context requires otherwise, references to the “Company” in this report include Western Water Company and to all of its subsidiaries. On September 18, 1992, the Company changed its name from “YG Development Company” to “Western Water Company,” and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

Overview of Water Markets

      There is a developing public policy to expand water markets in the western United States to help meet the need for increased water supply and reliability because of population growth and chronic imbalances between areas of water abundance and areas of deficit. The objectives of this developing public policy include improved clarity of water rights, access to existing conveyance facilities at a fair price, and competitive price-sensitive allocation of scarce water resources. These policies favoring voluntary water transfers as a means for meeting long-term imbalances between supply and demand were emphasized in the August, 2000 Record of Decision for CALFED, an ambitious water resource planning agenda for the federal and state agencies which oversee water resource and environmental planning in California.

      Southern California has been experiencing a water shortage that is projected to become worse. According to the State Water Plan (Bulletin 160-98) of the California Department of Water Resources (“DWR”), last updated in November 1998, the amount of water used in Southern California is estimated at 10.5 million acre-feet in 1995, and is expected to grow to 11.4 million acre-feet in 2020. Even assuming the development of a number of new water resources and significant additional conservation efforts over the forecast period, the shortage of water estimated at 200,000 acre-feet in 1995 is estimated to grow to 1.3 million acre-feet by 2020, as the available supply is expected to decrease from 10.3 million acre-feet in 1995 to 10.1 million acre-feet in 2020. Although such deficits have historically been made up through overdraft of groundwater, this source is already under severe strain and limitations on availability are expected to constrict the overall supply in certain areas of California.

      Douglas County, Colorado, south of Denver, is experiencing very rapid population growth. The County also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available, as existing supplies are already controlled by others and development of new water supply projects has been blocked. Local agencies are pursuing new surface water imports as well as further developing the sustainable use of local groundwater to meeting new demands on their systems. Demand for water to supply new growth is expected to exceed 50,000 acre-feet over the next 20 years. Currently, there are at least three regional water retail agencies that are undertaking long-term supply development projects including substantial infrastructure projects involving new pipelines, diversion structures and off-stream reservoirs aimed at meeting increasing water demands anticipated in the area. The Company is attempting to induce these and other agencies to evaluate use of the Company’s local water resources to meet a portion of such future demand.

  Regulatory Overview

      Water rights in California are subject to complex laws, regulations and jurisdictions that complicate the development of water for transfer and sale. Under the doctrine of appropriation, a water user can publicly claim water from a river for beneficial use, so long as the water is physically available from the flow of the river after accounting for the rights of prior appropriators. Thus, older appropriations are senior in right to later appropriations. However, senior appropriative rights may be lost through non-use for long periods. Beginning in 1914, surface water (generally, water in rivers) has been subject to regulation by the State Water Resources Control Board (“SWRCB”). The SWRCB oversees a registry of surface right appropriations and a dispute resolution process designed to mediate competing claims to the use of the State’s surface water. In the past, the Company has claimed various appropriative rights on the Yuba River, some of which predate SWRCB jurisdiction (pre-1914 rights) and should therefore be “grandfathered” from regulatory jurisdiction, but recent developments, including the SWRCB’s decision in the Lower Yuba River water rights case, indicate that development of these rights associated with the Yuba Property for transfer and use outside the immediate area of Yuba County will take longer and cost more than the Company had formerly anticipated. Accordingly, the Company does not currently anticipate that it will derive significant revenues from its water rights associated with the Yuba property during the next two fiscal years.

      California law also recognizes the rights of landowners adjacent to a river to divert an un-quantified amount of water from the river for beneficial use on such lands (riparian rights) or for in-stream beneficial use. Riparian rights cannot be forfeited through non-use. Through its interest in the water rights associated with the Yuba Property, the Company claims riparian rights on the Yuba River; these riparian claims are supported, as well, by a court decree dating from 1929.

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

      When there are disputes about groundwater rights, generally as the result of overdrawing a water basin by multiple wells, such disputes are either negotiated to resolution among the surrounding pumpers or submitted to litigation. In Southern California, there are several basins in which such litigation has resulted in a legal apportionment of the annual safe yield of the basin among the historic pumpers. Such so-called adjudicated basins are regulated by a court-appointed “watermaster” who manages an accounting system to assure that extractions from the basins are limited in accordance with the court’s order. The Company has purchased water rights in three such adjudicated basins located in Southern California. During the Company’s most recent fiscal year, the Company sold its rights in the Central Basin as well as a portion of its rights in the Mojave Basin. Also during the fiscal year ended March 31, 2001, important aspects of groundwater law were clarified by the California Supreme Court in a case involving the adjudication of the Mojave Basin.

      The proposed transfer of water from a place of origin to a proposed area of use in another region of the State generally requires a series of regulatory approvals designed to assure that other water users and the environment are not harmed by the transfer. For example, the Company had sought clarification of the rules for such transfers in the context of a series of petitions before the SWRCB. Under these petitions, several of the Company’s clients sought permission to transfer water they have independent rights to appropriate from the Sacramento River to the Company. Such water has been made available for transfer through various conservation activities undertaken by the petitioners. Following approval of such petitions, the Company has successfully managed to convey and resell such water to unaffiliated water retailers in the Bay Area and Southern California, although conveyance and regulatory costs prevented the Company from making a profit on such sales. Nonetheless, the Company believes that the successful completion of such transfers opens the way for more significant and more profitable sales in the future. In addition, the difficult and time-consuming process required to complete such transfers between willing sellers and willing buyers underscore the need for reform of the regulatory regime that the Company seeks.

      In order to transport water from area of origin (where the water may be surplus to local needs) to distant areas of use, federal, state and local governments have developed a complex interconnected infrastructure system to augment conveyance through natural flow in rivers. Important portions of the infrastructure include: (i) the Central Valley Project, operated by the U.S. Bureau of Reclamation (“USBR”), (ii) the State Water Project (sometimes referred to as the California Aqueduct), operated by the California Department of Water Resources (“DWR”), (iii) the Colorado River Aqueduct, operated by the Metropolitan Water District of Southern California (“MWD”), and (iv) the Los Angeles Aqueduct, operated by the Los Angeles Department of Water and Power. In addition, there are a variety of regional and local conveyance facilities throughout the State.

      Under legislation enacted in 1986 (“the Wheeling Statute”), available capacity in such public water systems is required to be made available to facilitate voluntary water transfers, subject to “fair compensation” to the owner of the infrastructure. In light of uncertainty regarding application of the Wheeling Statute and the reluctance of system operators to accommodate water transfers, the Company has sought clarification through request, negotiation and further legislation. The outcome of the Company’s efforts to gain such clarification is not yet certain. Therefore, even as to water rights clearly owned by the Company and eligible for transfer according to applicable water rights law, there can be no assurance that the Company will gain access to available conveyance capacity on a timely basis or at an economic cost. Without such access, the Company’s ability to sell water has been and will continue to be severely constrained, and the Company may be unable to monetize the value of many of its California water assets. The results of the Company’s efforts in the most recent fiscal year to gain such clarification have been unsatisfactory, and the Company now anticipates that obtaining clarification of these issues may take several more years. The Company believes that DWR and USBR are inherently conflicted in their separate roles as operators of conveyance systems, on one hand, and water rights competitors, on the other hand. Like monopoly service providers in other utilities, these agencies have resisted providing access to otherwise idle capacity in their systems, except at unit costs that are too high to allow economic water transfers. No assurance can be given that these issues will be resolved in a manner that will enable the Company to profitably develop and manage its water assets.

Description of Business

      The Company’s business goal has been to create recurring income through identifying undervalued and/or under used water assets, and enhancing the value of those assets via development, transmission and delivery to customers in the arid western United States. However, the Company’s inability to overcome regulatory obstacles to economic water transfers, forced it to reconsider its business plan. As a result, the Company offered some of its non-strategic assets for sale during the most recent fiscal year, in accordance with a plan to enhance the Company’s cash position and reduce its operating expenses. In addition, the Company re-evaluated its acquisition of additional water assets and deferred its efforts to market and sell water derived from its existing water assets within the service area of the MWD. The Company also re-evaluated its plans to develop its existing water assets in light of current regulatory obstacles and financial constraints. As a result, the Company has sold or disposed of certain of its assets that it no longer believed it would be able to profitably develop, manage and/or monetize. The following non-strategic assets were sold or disposed of during the most recent fiscal year:

Asset	Gain (Loss)

Central Basin (Los Angeles) Water Rights	$428,000

Mojave Water Rights (Partial Sale)	465,000

Olancha Project	(5,000)

Cucamonga Water Fee Agreement	879,000

  California Water Transfer Program

      Until recently, based on the Company’s interpretation of California law and the statements made by officials of major California water agencies, the Company believed that the legal and institutional barriers to water transfers by private entities would be reduced, making it easier for such entities to transport water through the distribution systems of the state and local agencies during periods when those systems have excess capacity. The Company believes that water transfers can be a cost-effective means of providing water to under-served users and, accordingly, had developed a plan to become an independent water provider to municipalities and other agencies located throughout California. However, events of the last two years have made it clear that such transfers will continue to be constrained because the legal and institutional barriers to water transfers are going to be maintained for the indefinite future by the public agencies which currently distribute water in California.

      The Company’s prior business plan assumed that water transfer transactions would require the Company to (i) purchase water that can be delivered to urban areas in California, (ii) finance the development of infrastructure, such as wells, pipes, and pumps, needed to deliver water, and (iii) enter into agreements with utilities, cities, or water districts for the sale or lease of the Company’s water to such water retailers. The Company anticipated that each water transfer transaction that it entered into would be unique and that the terms under which such transactions were financed and completed would vary. All such transfer transactions would be expected to involve significant government regulation and would be dependent upon the Company’s ability to obtain all required governmental approvals and to satisfy a series of environmental and other protective conditions. In accordance with its prior business plan, the Company entered into the following water transactions in California:

(a.) In September 1997, the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District (SBVMWD) pursuant to which SBVMWD agreed to sell to the Company 100,000 acre feet of surplus California State Water Project water during the ensuing ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. However, as indicated above, public agencies resisted the Company’s attempt to compete with their water delivery operations, and on September 30, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles against SBVMWD, the Company and SMWD, in order to block the water sale A separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. As a result of these legal challenges, the Company has not been able to deliver water under its agreements. However, SBVMWD and MWD announced, during the Company’s most recent fiscal year an agreement that may eventually resolve the essential dispute which has so far prevented the sale of surplus SBVMWD water derived from its State Water Project contract into the MWD service area. The Company is monitoring these developments to determine whether they may provide an opportunity to become profitably involved in such water sales. See “Item 3. Legal Proceedings.”

(b.) On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid the Company $200 per acre-foot ($1,190,000). After the first year, the per acre-foot price escalates over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in MWD’s rate for water, as defined.

The Company financed the pumping rights lease lump-sum payment through a $3,560,000 five-year amortizing term loan. The loan is secured by the Company’s rights under the pumping rights lease with Inglewood in addition to the water rights associated with the other 1,500 acre-feet of water to be sold to Inglewood by the Company annually during the term of the loan.

The Company will obtain 4,450 acre-feet of the 5,950 acre-feet of water it needs to deliver to Inglewood annually from the lease it entered into with Inglewood. The Company secured the balance of the water from its owned inventory of West Basin groundwater pumping rights and entered into two water rights leases. The first is a five-year water rights lease for 1,008 acre-feet per year at a price of $150 per acre-foot in the first year ($151,200). This price will escalate over the remaining four-year period at $7.50 per acre-foot per year. The second is a fifteen-year water rights lease for 250 acre-feet per year for a price of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is based on prices established annually by MWD. The remaining 242 acre-feet per year of water to be supplied to Inglewood is owned by the Company.

(c.) In December 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD’s service territory. In this transaction, the Company sold 1,000 acre-feet of water to the SMWD. The transaction involved water previously purchased by the Company in Central California. The water was exchanged into the State Water Project, where it was then conveyed to MWD by DWR. MWD stored, treated and delivered the water to the Municipal Water District of Orange County, and ultimately to SMWD. The transaction was not financially material or profitable for the Company. However, pursuant to the precedent set by the pilot transfer, the Company arranged a similar transaction with SMWD and, on July 16, 1999, applied to MWD for facilitation of the transfer under the same conditions and pursuant to the same statutory authority as the 1998 transfer. During the most recent fiscal year, the Company completed negotiations with MWD and completed the transfer of water to SMWD. However, because of conveyance costs, energy costs, and system access limitations imposed by MWD, only a portion of the water delivered to MWD was actually made available to SMWD. As a result, the overall transaction was not profitable for the Company.

(d.) The Company purchased real estate and water rights and aggregated the right to extract 2,996 acre-feet of water per year from the Mojave Basin in San Bernardino County, California. Following the sale during the most recent fiscal year of 1,000 acre-feet of its water rights in the Mojave Basin, the Company retains the rights to extract 1,996 acre-feet of water per year as part of its plan to expand its participation in the ownership and marketing of water in Southern California. The Company may use the water it is entitled to extract under the foregoing pumping allocation to supplement its water transfer activities in Southern California. In the fiscal year ended March 31, 2000, the Company was restricted to selling only 80% of its then-current rights, or 2,397 acre feet, and leased such rights for a one-year period, earning $106,755 during the fiscal year. The Company leased its carry-over rights for the 1999-2000 water year and received additional revenue of $81,830 in the fiscal year ended March 31, 2001. Because of the sale of a portion of its water rights in the Mojave Basin, future water leasing activity will be more modest, although the value of future water use in the Basin is expected to increase as demand for water increases.

(e.) In prior fiscal years, the Company had invested $1,274,678 in the development of a water project in Inyo County, California, which included the purchase of 240 acres of land for a cost of $1,005,000. Because of uncertainty in the process for gaining environmental and other regulatory approvals for the project, the Company recorded an allowance against the core Inyo County water project costs of $1,274,678 incurred as of March 31, 2000 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”). After attempting to sell the project, the Company decided to abandon further development activity which resulted in an impairment of the remaining assets of this project of $762,770, and reached an agreement to return the land to its former owner in consideration of cancellation of the outstanding balance of the purchase money note secured by such property. Cancellation of the note resulted in an extraordinary gain on the early extinguishment of debt of $758,000.

(f.) In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company (“Natomas”) pursuant to which Natomas agreed, subject to certain conditions which were never fully satisfied, to transfer to the Company up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas as an advance against its obligation to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company also agreed pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser. In July 1999, the Company entered into a contract for the sale of a portion of this water to a customer within the service area of the MWD. The Company thereupon made a request to MWD to convey the water to the customer. In April 1999, Natomas and the Company jointly filed a petition with the State Water Resources Control Board (“SWRCB”) seeking authority to complete this transfer. On December 28, 1999, the SWRCB entered its Order WR 99-012, which significantly limited the amount of water available for transfer based on Natomas’s conservation efforts. Subsequently, the Company completed a transfer of water originating with Natomas’s conservation efforts to SMWD. However, because of conveyance costs, energy costs, and system access limitations imposed by MWD, only a portion of the water delivered to MWD was actually made available to SMWD. As a result, the overall transaction was not profitable for the Company.

(g.) In May 1999, the Company also entered into a water transfer agreement with the Sutter Mutual Water Company that is similar to the arrangement with Natomas, and made a deposit of $100,000 for water to be delivered under that contract. As a result of the regulatory and other difficulties that the Company encountered with the Natomas transfer and other water projects, the Company also provided an allowance for water project costs equal to 100% for its deposit for this contract. During the fiscal year ended March 31, 2001, however, the Company successfully completed a transfer of a portion of Sutter’s conserved water to the Contra Costa Water District, a Bay Area wholesale agency.

(h.) In March, 2000, the Company also entered into a conserved water purchase and sale agreement with Reclamation District 108, a northern California agricultural water agency. Pursuant to that agreement and under terms of a petition approved by the SWRCB, the Company successfully transferred conserved water to Contra Costa Water District. Neither the Sutter nor the RD 108 transfer involved a significant amount of water, and the financial results for the Company were not material. However, the Company believes that the precedents set in these transfers provides opportunities for future transfers that are more significant in size and revenue potential.

(i.) The Company also entered into a one-year option agreement with Contra Costa Water District for the future delivery of water. The option to purchase 8,000 acre feet of water expired unexercised on March 5, 2001, and the Company recorded the option price of $32,000 as income in the quarter ended March 31, 2001.

  Yuba Property Water Rights

      The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property that constitutes the Yuba Property. The Yuba County Superior Court, in a 1929 judgment, recognized the Company’s predecessor-in-interest’s riparian rights to the Yuba River and pre-1914 appropriative rights. (Appropriations that began before December 19, 1914 do not require a permit for transfer or change in place or purpose of use from the State Water Resources Control Board). Additionally, the Company holds overlying rights to the groundwater aquifer beneath the Yuba property.

      The Company is currently considering developing its Yuba Property water for sale or lease. The Company’s Yuba Property water resources, if and when distributed, could be distributed with the other water resources originating in the Sacramento River Valley. The Sacramento River Valley water resources serve most of Northern California and serve Southern California through statewide water distribution facilities which begin at the southern end of the Sacramento-San Joaquin Bay Delta. Accordingly, because of the configuration of California’s water distribution system, the Company believes that sales could be made by the Company to water utilities serving over half of the state’s population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water, and the Company cannot currently estimate when any water disposition plan will be implemented. In addition, there are various regulatory hurdles that could delay or limit the Company’s ability to deliver or sell its Yuba Property water. As a result of various legal and engineering investigations undertaken by the Company and because of the outcome of the SWRCB’s Lower Yuba River water rights hearing process which concluded during the Company’s most recent fiscal year, the Company believes that development and delivery of water from the Yuba Property will take longer and cost more than it had formerly anticipated.

  Cherry Creek Water Rights Project

      In July 1992, the Company initiated a project (the “Cherry Creek Project”) to assemble, develop, and eventually sell water or packaged water rights to municipalities and other water users located in the Cherry Creek basin in the State of Colorado. Cherry Creek is a tributary of the South Platte River that flows into the City of Denver, Colorado, and the Cherry Creek basin is the drainage area of Cherry Creek, encompassing approximately 60 square miles. Much of the Cherry Creek basin is part of the greater metropolitan area of Denver, an area that historically has had water shortages. Although the water supplies currently available in the Cherry Creek basin are sufficient, in most cases, to meet the current demand for water in the area, increased need for water as a result of projected residential, commercial, and industrial development and growth in the Cherry Creek basin is expected to exceed the currently available supply of water in the region within the next several years. The goal of the Cherry Creek Project is to develop the Company’s water rights to provide reliable additional water resources in the Cherry Creek basin that can be sold or leased to municipalities and other water users to meet expected future demand for water.

      The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water which grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water and because of the scarcity of tributary resources in the area, municipalities and water districts in the Cherry Creek basin have relied on supplemental groundwater resources and other non-tributary supplies. However, under Colorado law, by combining various water rights under a court-approved plan of augmentation, junior water rights can effectively be “out of priority” without injury to the senior appropriators. Because court approved plans of augmentation allow water to be diverted from junior water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that water derived from the Cherry Creek Project constitutes a reliable future supply to meet the growing demand within the area.

      At the beginning of its Cherry Creek Project in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. To date, the Company has sold or exchanged a total of 4,279 acres of the Cherry Creek Project properties. In the year ended March 31, 2000, however, the Company repurchased 128 acres, which it had previously sold because the Company determined that the repurchased property is important to the full development of the Cherry Creek Project. During the Company’s most recent fiscal year, the Parker Water and Sanitation District, a special purpose water agency in Douglas County, informally indicated to the Company of its desire to acquire this 128 acre parcel for use in connection with a new water supply program. To date, the Company has not received a formal offer to purchase nor notice of condemnation related to this parcel.

      The Company has retained substantially all of the water rights associated with the land it has resold (including the right to drill and service a number of wells on such resold land), and the Company’s plan is to retain most water rights associated with any Cherry Creek real properties it may sell in the future. The real estate parcels that have been sold are not needed to further the principal purposes of the Cherry Creek Project. The Company has the right to operate 14 wells drawing tributary water in the Cherry Creek alluvium, of which 12 are existing wells. Eight of the 14 well rights are located on property that is not owned by the Company. With respect to these eight wells, the Company owns the right to drill and operate wells and to enter the real property on which such wells may be located or drilled in order to operate or establish wells.

      In addition to the foregoing sales of Cherry Creek land, the Company in April 1995 transferred approximately 257 acres of the Company’s Cherry Creek Project real estate to the State of Colorado in exchange for the rights to withdraw and use 1,290 acre-feet of non-tributary water per year associated with the adjacent park land owned by the state. The Company believes that the water rights acquired pursuant to the foregoing exchange increased the amount of water owned by the Company in Cherry Creek by approximately 20%.

      The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan of augmentation approved by the Colorado District Court, Water Division (the “Colorado Water Court”) in February 1998. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first non-tributary well to begin implementation of the augmentation plan. This well provides the Company with additional information on the water resources in the aquifer. In addition, water from this well is available for future water sales.

      With the plan of augmentation approved and implementation begun, the Company is currently seeking to market its water in the Cherry Creek basin. The Company is considering a number of alternatives, from sale of water to a single buyer or user, to the short-term and/or long-term sale of water to municipalities or other water users. The sale of its water will, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water currently owned by the Company in the Cherry Creek basin. This could result in significant capital expenditure requirements. To date, the Company has not entered into any agreements for the sale of its Cherry Creek water assets, with the exception of one sale in fiscal 1998.

      In the fiscal year ended March 31, 2001, the Company initiated or continued discussions with several local water agencies aimed at determining whether and on what basis the Cherry Creek Project could be integrated into long-term resource planning efforts underway in the area. In the course of such discussions, the Company identified several alternative plans for the Cherry Creek Project development to make the Company’s water resources practically and economically available for use by several such agencies. Although the Company has yet to reach terms with any such end user for purchase of water from the Cherry Creek Project, the Company’s involvement in the resource planning process as an observer has improved the Company’s understanding of local water needs and issues. As a result, the Company is refining its marketing approach and seeking formal inclusion of the Cherry Creek Project among alternatives currently being considered for future integrated resource planning to meet growth in demand for water in the region.

  Other Water Assets

      The Company owned a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (San Bernardino County, California) in connection with certain water sold or made available to the water district by the Fontana Union Water Company, a mutual water company, under a 100-year lease (the “Cucamonga Water Fee Agreement”) which expired, by its terms, in 2089. The Company received approximately $126,000 during the fiscal year ended March 31, 2001 under the Cucamonga Water Fee Agreement. During the fiscal year ended March 31, 2001, the remaining lease to the Cucamonga County Water District was cancelled in favor of an outright sale of the underlying shares of the Fontana Union Water Company. As a result, the Company received a payment of approximately $2,700,000 (net of certain transaction and equity sharing costs) for its interest in the foregone future lease payments. The Company booked a gain on the sale of $879,000 in the quarter and year ended March 31, 2001.

      The Company also owns shares of the Bear Valley Mutual Water Company. A mutual water company is an entity that owns water and water rights, which water is made available to the shareholders of the mutual water company. Accordingly, the Company is entitled to receive its proportionate share of water made available by the Bear Valley Mutual Water Company in relation to its shares. Originally, the Company acquired the Bear Valley Mutual Water Company shares, as well as shares in other mutual water companies, in order to acquire and re-sell water it would be entitled to receive from each of the companies. However, the Company was unable to arrange for the practical delivery of water based on its shares. Therefore, the Company re-evaluated its overall water strategy and may sell or otherwise deploy its remaining mutual water company interests.

  Real Estate Held for Sale

      In March 1993, the Company commenced disposing of its Colorado real estate assets that were not needed for its water rights development program. As of March 31, 2001, the Company still owned 408 acres of real estate located in the Cherry Creek basin in Colorado. Through March 31, 2001, the Company has sold or exchanged, net of certain properties which were repurchased, a total of 4,151 acres of land in the Cherry Creek basin that were not needed for the Cherry Creek Project. In connection with the Cherry Creek land transfers, the Company retained substantially all of the water rights related to the land that was sold by the Company. The Company is currently considering alternatives for generating value from the remainder of its Cherry Creek real estate holdings.

      During the fiscal year ended March 31, 2001, the Company received notice from the Parker Water and Sanitation District that the District intends to acquire, either through negotiated purchase or through eminent domain, a portion of one parcel that is part of the Cherry Creek Project for use in the District’s proposed water supply project. In response, the Company has offered a variety of arrangements that would meet the needs of the District for use of the parcel on a basis that is compatible with development of the Company’s Cherry Creek Project. No mutually satisfactory arrangement for cooperative use of the parcel has been identified. There can be no assurance that satisfactory arrangements for joint use and occupancy can be negotiated, and it is currently impossible to estimate the damage to the overall viability of the Cherry Creek Project in the event of acquisition of the parcel by eminent domain. In light of the risk to the Cherry Creek Project associated with loss of use of the parcel, however, the Company intends to vigorously contest the District’s acquisition insofar as such acquisition would interfere with or limit the Company’s ability to use the parcel for its intended purpose as an integral part of the Cherry Creek Project. However, local counsel has advised the Company that Colorado law provides broad eminent domain authority to public water agencies.

      In Glenn County, California, the Company owns 112 acres of farm land which it leases on an annual basis to an unrelated agricultural operator. The Company is currently considering alternatives for generating increased value from its Glenn County real estate holdings, although the Company is not currently considering the export of water associated with this property for sale outside of Glenn County.

      During the year ended March 31, 1999, the Company acquired various land and farms located in San Bernardino County, California, that collectively comprise 367 acres. The Company is currently marketing water rights acquired with the land and the Company is in the process of subdividing or otherwise preparing to sell these properties.

      During the year ended March 31, 2000, the Company purchased 240 acres of land in Inyo County, California, as a part of the water project the Company had been attempting to complete in that area. However, because of the financial commitment required to complete the project as proposed and the difficulty of gaining political and environmental approval for the project, the Company decided to abandon the project in Fiscal 2001. Accordingly, effective in February 2001, the Company entered into an agreement with the former owner of the parcel to extinguish the Company’s interest in such real estate in favor of cancellation of the remaining balance of the purchase money note secured by such land.

      No assurance can be given that the Company will be able to sell any additional real estate parcels or that any such sales will be on terms favorable to the Company.

  Competition, Markets and Customers

      The Company will compete in Southern California with MWD and other governmental water wholesalers in trying to market any water that the Company acquires pursuant to its California Water Transfer Program.

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

      The Company’s goal in the Cherry Creek basin of Colorado is to sell or lease water to public water agencies and other users in the Cherry Creek basin. On a limited basis, public agencies and private holders of water rights currently also sell water and water rights in the Cherry Creek basin and, therefore, also compete with the Company.

  Environmental Regulation

      The Company’s operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. Compliance with existing environmental laws may have the effect of delaying the completion of projects in those cases where environmental impact statements or other similar documents have to be prepared and filed. Furthermore, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted. Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (the “EPA”) acting pursuant to the Federal Safe Drinking Water Act (the “US Act”). In California, the responsibility for enforcing the US Act is delegated to the California Department of Health Services (the “Health Department”) and to the SWRCB acting pursuant to the California Safe Drinking Water Act (the “Cal Act”). The US Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels (“MCLS”) and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

      Both the EPA and the Health Department have promulgated regulations and other pronouncements, which require various testing and sampling of water and inspections by distributors and retailers and which set MCLS for numerous contaminants. Since the Company does not intend to sell water directly to consumers, it believes that these standards only affect the water agencies that may buy or lease the Company’s water. While drinking water regulations do not directly affect the Company, the regulations regarding the quality of water distributed affects the Company’s intended customers and may, therefore, depending on the quality of the Company’s water, impact the price and terms upon which the Company may in the future sell its water or water rights.

      Under various federal, state and local laws, regulations and ordinances (collectively, “Environmental Laws”), an owner or operator of real estate interests may be liable for the costs of cleaning up, as well as certain damages resulting from, past or present spills, disposals or other releases of hazardous or toxic substances or wastes on, in or from a property. Certain Environmental Laws including the federal Comprehensive Environmental Response Compensation and Liability Act and Resource Conservation and Recovery Act, impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances or wastes at or from the property. The presence of such substances or wastes, or the failure to properly remediate any resulting contamination, also may adversely affect the owner’s or operator’s ability to sell, lease, or operate its property or to borrow using its property as collateral. Although the Company is not aware of any such environmental contamination on any of its real estate holdings or on any locations adjacent to its holdings, there can be no assurance that such environmental contamination does not exist.

  Employees

      As of the date of this report, the Company has eleven employees, two of which are temporary employees.

Item 2. Properties

      The principal non-water properties currently owned by the Company are the following:

•	Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 408 acres and associated water rights, the rights to operate six tributary wells on property owned by the Company, and water rights reserved or acquired in connection with the 4,151 acres of land in the Cherry Creek basin that the Company has sold or exchanged. See “Item 1. Business — Description of Business — Cherry Creek Water Rights Project.” The Company’s Cherry Creek land is zoned for agricultural and residential uses.

•	Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, and a 116-acre parcel in Glenn County, California. The rice farms are graded for cultivation and watered by wells on the properties. The Company has leased the rice farms and ranches to unaffiliated operators.

•	The Company owns 30 acres of real estate located along the Yuba River in Yuba County, California, and approximately ten miles northeast of Marysville, California. The 30 acres are zoned industrial-extractive and may be used for commercial but not residential purposes.

•	Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California. These property rights affect the ability of the owners of the surface rights to the land to develop, finance or transfer the land.

•	Various cattle and crop farms with four associated residences, located in San Bernardino County, that collectively comprise 367 acres.

      Some of the Company’s foregoing real estate properties are encumbered by mortgages. For a description of the Company’s mortgage indebtedness, see “Note 11: Long-Term Debt” to the Company’s consolidated financial statements included as part of this Annual Report on Form 10-K.

      The Company leases its principal executive office in Point Richmond, California, containing 2,400 net square feet, pursuant to a lease that expires in February 2002. The Company’s current monthly rental obligation for the facility is $3,600.

Item 3. Legal Proceedings

      In June 1997 the Company entered into a water sale agreement with Santa Margarita Water District (“SMWD”) pursuant to which SMWD agreed, subject to certain conditions still to be satisfied, to purchase from a subsidiary of the Company 10,000 acre-feet of water annually during each of the ensuing ten years. In September 1997 the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District (“SBVMWD”) pursuant to which SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre-feet of surplus California State Water Project water during the same ten year periods. SMWD is located and operates within the service area of the Metropolitan Water District of Southern California (“MWD”).

      On September 30, 1997, MWD challenged the validity of the Company’s water sales and purchase agreements with SBVMWD and SMWD by filing a lawsuit against SBVMWD, the Company and SMWD in the Superior Court of the State of California for the County of Los Angeles. That action was dismissed by MWD, without prejudice, on December 18, 1997, but a substantially identical complaint had previously been filed by MWD on December 10, 1997, against SBVMWD and the Company (but not SMWD) in the Superior Court of the State of California for the County of Sacramento. On December 22, 1997, the DWR filed its complaint against SBVMWD and the Company, making substantially similar claims and allegations.

      The MWD complaint alleges that the Company acted as an agent or co-conspirator with SBVMWD in attempting to facilitate the sale of State Water Project water by SBVMWD in MWD’s service area. The DWR complaint alleges only that the Company acted as SBVMWD’s agent for that purpose. Both complaints seek declaratory relief stating that the water purchase agreement between SBVMWD and the Company is invalid, and request that injunctive relief be granted blocking the sale and use of State Water Project water within MWD’s service area without the written consent of MWD and DWR. Both complaints also challenge the validity of the water purchase agreement on the ground that its execution and implementation require compliance with the California Environmental Quality Act (“CEQA”), including the preparation of an environmental impact report.

      On January 12, 1998, MWD’s and DWR’s actions were consolidated for all purposes, including trial, before the Sacramento Superior Court. MWD, DWR and the Company have stipulated to an order of court made July 21, 1998, consolidating another action with the two actions brought by MWD and DWR. The third action involves a complaint filed by SBVMWD against DWR and MWD on February 11, 1980, in the Sacramento Superior Court. By that complaint SBVMWD sought a declaratory judgment allowing it to sell, without MWD’s consent, State Water Project water to Orange County Water District, a district located within MWD’s service area. On May 17, 1982, the parties to that 1980 action entered into a stipulation indefinitely extending the time to respond to the amended complaint, and waiving any right to dismiss the action for failure to prosecute it in a timely manner. Nothing has occurred in that action since the filing of that stipulation. This third action involves the same basic legal issues as the other two actions and its consolidation with those actions will not prejudice the Company’s position in either of them.

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

      The Company has evaluated the complaints of MWD and DWR and has engaged in considerable research on pertinent issues of fact and law. Based on said evaluation and research, and while the outcome of these proceedings cannot be predicted, the Company believes (1) that the validity of the Company’s water purchase and sale agreements should be upheld, and (2) that in all events the actions will not have a material adverse impact on the Company’s financial condition, liquidity or the results of its operations. Until the lawsuits are resolved by trial or by settlement, the Company does not expect to purchase or receive any water under its water purchase agreement with SBVMWD.

      No trial date has been set for this matter, and the Company does not know when this matter will be resolved. In the meantime, the Company’s ability to effect similar water transfer transactions will be subject to challenge by the MWD and others. Although the Company is still able to effect certain water transfers that are not affected by the issues raised by the pending lawsuit, the lawsuit will continue to limit the Company’s ability to engage in certain types of water transfers in Southern California.

      The Company is the general partner of Western Agua, L.P. (“Western Agua”), a partnership that agreed to provide consulting services to the Nevada Land and Resources Company, LLC, an unaffiliated limited liability company (the “Nevada LLC”), pursuant to a certain consulting agreement. The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua’s purported willful breach of the consulting agreement. On November 10, 1998, Western Agua filed an action in the San

Diego Superior Court against the Nevada LLC for breach of contract, specific performance and an accounting relating to the Consulting Agreement. Western Agua’s complaint sought a judicial declaration that the consulting agreement was not terminated and remains in full force and effect. The Nevada LLC filed a cross complaint against Western Agua and the Company containing claims for breach of contract, breach of fiduciary duty, declaratory relief, compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in certain areas, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not.

      Effective September 1, 1999 (the “Effective Date”), the Company, Western Agua and Nevada LLC entered into an agreement wherein they agreed that: (i) the action would be dismissed without prejudice; (2) from the Effective Date forward, the Company and Western Agua were relieved of restrictions on certain water-related business activities; (3) all claims, counterclaims and defenses by Western Agua and the Company, on the one hand, against Nevada LLC, on the other hand, and all claims, counterclaims and defenses by Nevada LLC, on the one hand, against Western Agua and/or the Company, on the other hand, would be preserved without regard to the passage of time, from the Effective Date through and including July 31, 2002; and (4) Nevada LLC would deliver notice to Western Agua on or before June 30, 2002 of the amount of the consulting fee, if any, which would be owed by Nevada LLC to Western Agua if the consulting agreement were in effect as of April 23, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

      Until August 2000, the Company’s common stock was traded on the Nasdaq National Market under the symbol “WWTR.” During the fiscal year ended March 31, 2001 the Company received notice from The Nasdaq Stock Market that the Company’s common stock was out of compliance with two of the maintenance standards necessary for the common stock to be traded on the Nasdaq National Market. Accordingly, the Company’s common stock was de-listed from trading on the Nasdaq National Market, effective August 30, 2000. The Company’s common stock is currently traded electronically on the OTC Bulletin Board under the symbol WWTR-OB. The following table sets forth for the prior two fiscal years the high and low closing sales prices of the common stock.

	Low	High

Year-Ended March 31, 2000

First Quarter (April-June)	$3.00	$4.38

Second Quarter (July-September)	1.50	3.31

Third Quarter (October-December)	.87	1.50

Fourth Quarter (January-March)	1.03	1.50

Year-Ended March 31, 2001

First Quarter (April-June)	$.19	$1.19

Second Quarter (July-September)	.03	.53

Third Quarter (October-December)	.06	.28

Fourth Quarter (January-March)	.16	.31

      On March 31, 2001, the Company had 1,574 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in “street name.”

      To date, the Company has not declared or paid any cash dividends with respect to its common stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the expenses of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. Any dividends on the Common Stock would be subject to prior payment of dividends on the Company’s currently outstanding Series C Preferred Stock and Series F Preferred Stock.

      As of March 31, 2001, there were outstanding 2,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock. The Series F Preferred Stock provides for annual dividends, when and if declared, in the amount of $60.00 per year (6%), payable semi-annually in arrears. Such dividends may be payable in cash or in additional shares of Series F Preferred Stock, at the sole discretion of the Company’s Board of Directors. To date, no dividends have become due under the Series F Preferred Stock.

      As of March 31, 2001, there were outstanding 7,708 shares of the Company’s Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year (7.25%), payable semi-annually. Subsequent to the end of the most recent fiscal year, the Board of Directors declared the dividend due on the Series C Preferred Stock, and the Company paid such dividend in cash on June 21, 2001.

Item 6. Selected Financial Data

      The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	Year Ended March 31,

	2001	2000	1999	1998	1997

Statement of Operations Data:

Revenue	$2,126,695	$2,796,037	$1,822,990	$3,922,377	$1,770,771

Cost of revenue	1,517,610	1,767,714	1,184,998	2,296,409	1,034,750

Gross profit	609,085	1,028,323	637,992	1,625,968	736,021

General and administrative expenses	3,933,995	7,448,615	5,805,192	5,645,559	2,946,252

Operating income (loss)	(3,324,910)	(6,420,292)	(5,167,200)	(4,019,591)	(2,210,231)

Interest income (expense), net	(660,745)	(624,966)	(586,464)	(209,694)	(1,027,540)

Other income (expense)	1,757,324	373,352	222,300	2,330,255	(795,027)

Income (loss) from continuing operations before income taxes	(2,228,331)	(6,671,906)	(5,531,364)	(1,899,030)	(4,032,798)

Income taxes	(3,200)	(3,200)	(3,200)	(2,400)	(1,102,400)

Income (loss) from continuing operations	(2,231,531)	(6,675,106)	(5,534,564)	(1,901,430)	(5,135,198)
Discontinued operations —

Loss on disposal of silica plant	—	—	—	—	(257,276)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2,231,531)	(6,675,106)	(5,534,564)	(1,901,430)	(5,392,474)

Extraordinary income on extinguishment of debt, net of income taxes	1,154,094	3,489,803	99,656	—	—

Cumulative effect of change in accounting principle	(237,065)	—	—	—	—

Net income (loss)	(1,314,502)	(3,185,303)	(5,434,908)	(1,901,430)	(5,392,474)

Accretion of preferred stock to redemption value	(38,255)	(35,819)	(33,099)	(30,584)	—

Excess of carrying value over amount paid to retire convertible redeemable preferred stock	7,678,597	—	—	—	—

Preferred stock dividends	(930,977)	(1,486,954)	(990,401)	(526,000)	—

Net income (loss) available to common stockholders	$5,394,863	$(4,708,076)	$(6,458,408)	$(2,458,014)	$(5,392,474)

Basic net income (loss) per common share available to common stockholders:

Income (loss) before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$.56	$(1.03)	$(.80)	$(.30)	$(.64)

Discontinued operations	—	—	—	—	(.03)

Extraordinary income on early extinguishment of debt, net	.15	.44	.01	—	—

Cumulative effect of change in accounting principle	(.03)	—	—	—	—

Net income (loss) per common share available to common stockholders	$.68	$(0.59)	$(.79)	$(.30)	$(.67)

Diluted net income (loss) per common share available to common stockholders:

Income (loss) before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	$.56	$(1.03)	$(.80)	$(.30)	$(.64)

Discontinued operations	—	—	—	—	(.03)

Extraordinary income on early extinguishment of debt, net	.13	.44	.01	—	—

Cumulative effect of change in accounting principle	(.03)	—	—	—	—

Net income (loss) per common share available to common stockholders	$.66	$(.59)	$(.79)	$(.30)	$(.67)

	As of March 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:

Current assets	$7,701,501	$3,117,578	$15,536,283	$17,388,488	$4,833,903

Total assets	29,646,307	37,700,950	47,630,860	41,891,968	39,475,358

Working capital	5,932,450	703,780	13,616,371	16,517,459	3,787,083

Long-term debt and debentures	10,325,976	12,015,366	17,712,349	16,028,470	17,840,860

Redeemable preferred stock	7,842,030	19,816,686	19,780,867	9,049,033	—

Preferred stock	—	—	—	—	3,807,517

Common stockholders’ equity	8,885,130	3,451,767	8,174,399	15,860,103	16,680,161

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, it has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company has reduced its overhead expenditures and deferred certain development activities. The Company is concentrating its current efforts on overcoming the regulatory obstacles to water transfers and in arranging water transfers that do not face such obstacles. Based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, during the fiscal year ended March 31, 2001, the Company explored various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. The Company has no formal plan to liquidate its assets.

      During the course of the fiscal year ended March 31, 2001, the Company evolved a two-pronged strategy of (1) selling non-strategic assets to generate liquidity and working capital, and (2) pursuing a voluntary restructuring of the Company’s debt and preferred stock capitalization with the purpose of reducing the Company’s interest and preferred dividend burdens. With regard to the asset sale strategy, during the year the Company (a) sold its fee interest in the Cucamonga Water Fee Agreement, realizing a gain of $879,000; (b) sold its Central Basin (California) water rights for a gain of $428,000; and (c) sold 1000 acre feet of its Mojave Basin (California) water rights for a gain of $465,000. With regard to the restructuring strategy, during the year the Company (a) repurchased $2,456,000 of its Series C redeemable preferred stock at an 82% discount from face value; (b) retired its entire issue of Series D redeemable preferred stock for $3,854,000 in cash plus $2,000,000 in face value of Series F redeemable preferred stock (fair value of $364,000) and 175,000 shares of the Company’s common stock (fair value of $38,500); and (c) retired $909,000 of its 9% Convertible Debentures at a 45% discount from their face value.

      On October 27, 1998, the Company issued $10,000,000 of its Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) to Interagua, Servicios Integrales del Agua, S.A. (“Interagua”), an affiliate of Sociedad General de Aguas de Barcelona, S. A. (“Agbar”). The shares of Series D Preferred Stock were issued pursuant to that certain Strategic Relationship Agreement (“SRA”) the Company entered into with Agbar. Each share of Series D Preferred Stock had a stated value of $1,000, had a dividend rate of 7.5% per annum of its stated value, and was convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price was $8.99 per share and was subject to adjustment in certain events to prevent dilution. Dividends were payable, when and if declared by the Board of Directors, quarterly on March 15, June 15, September 15 and December 15 of each year and the Series D Preferred Stock was subject to partial redemption at its stated value plus accrued dividends, at the option of the holder, from available cash of the Company beginning in 2007 with the full amount redeemable in 2008. The Company’s Board of Directors did not declare a dividend on the Series D Preferred Stock on December 15, 2000.

      Under the SRA, the Company agreed to use the $10,000,000 of proceeds from the sale of Series D Preferred Stock only to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, which were identified and agreed upon by Agbar. As of December 31, 2000, a total of $5,958,857 of Series D proceeds had been expended on such project development and capital costs and dividends, leaving an unused restricted balance of $4,041,143.

      On March 16, 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and Interagua for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $187,500; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,853,643; (3) issued 175,000 shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of $2,000,000 with a fair value of $364,000, based upon an independent third-party valuation. In addition, under the Agreement, the SRA was cancelled, and the parties thereto agreed to consider cooperating in the potential joint development of future water infrastructure and water utility projects. Also, with the cancellation of the SRA, Interagua no longer has the right to appoint Directors to the Board of the Company.

      As described in the Certificate of Designations for the Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”), each share of Series F Preferred Stock has a stated value of $1,000, has a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends shall be fully cumulative, and shall be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15 of each year. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. The Series F Preferred Stock is subject to full redemption at its stated value plus accrued dividends, at the option of the holder, from cash of the Company legally available for such purpose, beginning in 2010, or earlier, at the option of the Company, subject to certain conditions being met.

      The transactions effected by the Agreement are part of the Company’s previously announced restructuring plan. As a result of this transaction, the overall liquidation preferences of the Company’s Preferred Stock over its Common Stock has been reduced by $8,000,000, and the Company’s restricted cash balance has been reduced by a total of $4,041,000. In addition, the Company’s annual future dividend obligations have been reduced by $630,000, and the dividend payable on the Series F Preferred Stock can now be paid, at the Company’s option, either in cash or through the issuance of additional shares of Series F Preferred Stock.

      In order to reduce its ongoing operating expenses, the Company consolidated its corporate headquarters into its Point Richmond, California office and closed its San Diego office during fiscal 2001. The consolidation resulted in the net reduction of three administrative personnel and the early termination of (or other provision for) its office and equipment leases in San Diego. Total severance costs related to the terminated employees in the San Diego office amounting to $56,000 and lease termination and other costs of $96,000 were charged to general and administrative expenses.

  Results of Operations

      The following is a description of the Company’s results of operations for its three most recent fiscal years.

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

Water

	Years Ended March 31,

	2001	2000	1999

Revenue	$2,127,000	$2,796,000	$1,477,000

Cost of Revenue	1,518,000	1,768,000	1,001,000

Gross Profit	$609,000	$1,028,000	$476,000

      Water revenue for the fiscal year ended March 31, 2001 (“Fiscal 2001”) decreased $669,000 (24%) from the prior year as a result of decreased water sales. Such sales decreased both because of regulatory and administrative impediments, and because the Company reduced its sales force and its sales efforts in order to reduce expenses, and to concentrate on selling non-strategic assets and restructuring its balance sheet. Water rights revenue for Fiscal 2001 includes both water sales and income from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for Fiscal 2001 includes the cost of water purchased for resale and amortization of other resource acquisition costs.

      Water revenue for the fiscal year ended March 31, 2000 (“Fiscal 2000”) increased $1,319,000 (89%) from the prior year as a result of increased water sales. Water rights revenue for Fiscal 2000 includes both water sales and income from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for Fiscal 2000 includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Real Estate

	Years Ended March 31,

	2001	2000	1999

Revenue	$0	$0	$346,000

Cost of Revenue	0	0	184,000

Gross Profit	$0	$0	$162,000

      In Fiscal 2001 and 2000, the Company did not sell any real estate, and therefore had no revenue or cost of sales from the sale of real estate.

General and Administrative Expenses

	Years Ended March 31,

	2001	2000	1999

General and Administrative Expenses	$3,934,000	$7,449,000	$5,805,000

      General and administrative expenses for Fiscal 2001 decreased by $3,515,000 (47%) from Fiscal 2000. The decrease was primarily due to a decrease in consulting and engineering fees of $779,000, a decrease in the allowance for water projects of $1,019,000, a decrease in asset impairment charges of $403,000, and a decrease of $783,000 in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters.

      During the year ended March 31, 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with the Olancha Project. These impairments were to reduce the recorded asset values of these assets held by the Company to zero, which represented the consideration received upon returning such assets to the seller in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000.

      During the year ended March 31, 2000, the Company reduced the carrying value of its water rights in the Mojave Basin from $3,327,000 to its estimated fair value of $2,500,000. This reduction of $827,000 has been recorded as an asset impairment loss and included in general and administrative expenses and reflects the Company’s belief that the market value of such rights has declined since they were purchased. This decline is due, in part, to uncertainty surrounding the appeal of the Mojave Basin adjudication to the California Supreme Court. The Company also took additional asset impairment losses against the carrying value of certain mutual water company shares ($204,000) and against the carrying value of certain water storage activities ($124,000), reducing the carrying value of the water storage assets to zero.

      General and administrative expenses for Fiscal 2000 increased by $1,644,000 (28%) from Fiscal 1999. The increase was primarily due to higher payroll costs, and the termination expense of one officer ($254,000), higher costs for consulting and engineering ($543,000), due in part to the cost of retaining a financial advisory firm to assist the Company, a decrease in the allowance for water project costs ($275,000), and an impairment of asset adjustments ($1,166,000) in Fiscal 2000, compared to zero in Fiscal 1999.

Other Non-Segment Information

	Years Ended March 31,

	2001	2000	1999

Interest Income	$478,000	$622,000	$879,000

Interest Expense	(1,139,000)	(1,247,000)	(1,465,000)

Gain on Sale of Investment in Limited Liability Company	3,000	40,000	40,000

Gain on Sale of Water Rights	893,000	—	—

Other	866,000	333,000	182,000

Extraordinary income, net	1,154,000	3,490,000	100,000

Cumulative effect of change in accounting principle	(237,000)	—	—

      Interest income is composed of interest earned on the Company’s cash and cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for Fiscal 2001 from Fiscal 2000 due primarily to lower investment balances.

      Interest income decreased for Fiscal 2000 from Fiscal 1999 due primarily to lower investment balances.

      Interest expense for Fiscal 2001 and Fiscal 2000 included interest of $849,000 and $1,036,000, respectively, related to the Debentures. Fiscal 2001 and Fiscal 2000 also included $182,000 and $194,000 respectively of interest related to the five-year amortizing term loan for the Inglewood project. Interest of $0 and $84,000, and $83,000 was capitalized during Fiscal 2001, 2000, and 1999, respectively, in connection with the development of land held for sale and water rights.

      During the fiscal year ended March 31, 2001, the Company sold 1,219 acre feet of annual groundwater rights in the Central Basin in Los Angeles, California to a municipality in the Los Angeles area. The Company realized a gain on that sale in the amount of $428,000. During the fiscal year ended March 31, 2001, the Company also sold 1,000 acre feet of its water rights in the Mojave Basin of California to a water management company, and realized a gain on that sale in the amount of $465,000. There were no comparable sales in Fiscal 2000 and 1999.

      The Company accounted for its investment in the Nevada LLC under the equity method of accounting and accordingly, income or losses were allocated according to the Company’s ownership interest in the Nevada LLC. The Company sold its interest in the Nevada LLC in April 1997. As a result of the sale, the Company realized a gain of $2,419,000, net of legal and other closing costs totaling $60,000 and deferred $120,000 of the gain relating to estimated future consulting services that were to be provided in accordance with the

Consulting Agreement. The Company realized $40,000 of the deferred gain in each of Fiscal 2000 and Fiscal 1999, and realized the remaining deferred gain of 3,000 in Fiscal 2001.

      The Company has owned a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (“CCWD”), located in San Bernardino County, California, in connection with certain water sold or made available to CCWD by the Fontana Union Water Company, a mutual water company principally owned by Kaiser Ventures, Inc. (“KVI”), under a 100-year lease. In March, 2001 KVI completed the sale of its interest in the Fontana Union Water Company to CCWD. As a result of the sale, the Company became entitled to 3.7398% of the net sales proceeds to KVI, after certain offsets for KVI’s transaction expenses. On March 23, 2001, the Company received net proceeds from the sale resulting in a gain of $879,000, after providing for transaction costs and a residual interest due to an unrelated third party. The gain is included as a component of other income, above.

      In March 2000, the company sold 714.5 shares of the Fontana Mutual Water Company, which it owned for a net price of $950,000, and realized a gain on the sale in the amount of $395,000, which is included as a component of other income, above.

      Other income for Fiscal 1999 includes the reversal of $291,000 of severance costs recorded in Fiscal 1998 related to the resignation of an officer. This reversal resulted from the Company selling to two of its former officers its 40% interest in an option to purchase certain shares of stock of Integrated Water Technologies, Inc., an unaffiliated water consulting company. Other income for Fiscal 1999 also includes a $187,000 loss realized from the sale of the Company’s interest in PICO Holdings, Inc. that the Company received in connection with its sale of its Nevada LLC interest.

      During the fiscal year ended March 31, 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $11,000 (Note 11), and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $769,000.

      In Fiscal 2001, the Company repurchased $909,000 of its outstanding 9% Debentures, plus accrued interest of $14,000 for $514,000 in cash. After reducing related net deferred debt costs of $24,000, the Company recognized a $385,000 extraordinary gain on the early extinguishment of debt.

      In Fiscal 2000, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debentures, plus accrued interest of $158,000, for $1,500,000. After reducing related net deferred debt costs of $273,000, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $3,490,000.

      In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changes the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue of $974,000 and cost of water revenue of $737,000. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,000 to the Fiscal 2001 consolidated statement of operations in the fourth quarter of Fiscal 2001.

Liquidity and Capital Resources

      A portion of the costs of retiring the Series D Preferred Stock was required to be paid in cash in the amount of $3,854,000, which, together with the December 2000 dividend on the Series D preferred Stock, comprised the entire remaining balance of the restricted cash which had been previously restricted under the

Company’s Strategic Relationship Agreement with Agbar. As of March 31, 2001 the Company had working capital and a current ratio of $5,932,000 and 4.35 to 1, compared with $704,000 and 1.29 to l as of March 31, 2000.

  Operating Activities

      For the year ended March 31, 2001 the Company recognized revenues of $2,127,000 and a gross profit of $609,000, primarily from water sales and the lease of water rights. However, the gross profit was offset by $3,934,000 of general and administrative expenses consisting of payroll and fringe benefits ($1,461,000), consulting and engineering costs ($676,000), asset impairment loss ($763,000), and miscellaneous costs of $1,034,000. The Company recognized $478,000 from interest income earned primarily from its cash and cash equivalents investments. This interest income was offset by $849,000 interest expense incurred on its Debentures and $290,000 of interest expense incurred on its term loan and other obligations. The Company’s Fiscal 2001 loss from continuing operations of $2,232,000 was partially offset by a $1,154,000 extraordinary non-cash gain on the early extinguishment of debt, and was increased by a non-cash cumulative effect of change in accounting principle charge of $237,000.

      Due to the factors mentioned above, the Company had negative cash flow from operating activities of $1,353,000 for the year ended March 31, 2001, compared with negative cash flow from operating activities of $3,693,000 for the year ended March 31, 2000.

      For the year ended March 31, 2000 the Company recognized revenues of $2,796,000 and a gross profit of $1,028,000, primarily from water sales and the lease of water rights. However, the gross profit was offset by $7,449,000 of general and administrative expenses consisting of payroll and fringe benefits ($2,243,000), consulting and engineering costs ($1,455,000), allowance for water rights project costs under development ($1,019,000), asset impairment loss on certain water assets ($1,166,000), and miscellaneous costs of $1,566,000. The Company recognized $622,000 from interest income earned primarily from its cash and cash equivalents and investments. This interest income was offset by $1,036,000 interest expense incurred on its Debentures and $211,000 of interest expense incurred on its term loan and other obligations. The Company’s Fiscal 2000 operating loss of $6,675,000 was partially offset by a $3,490,000 extraordinary non-cash gain on the early extinguishment of debt.

      On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. On October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water per year for the next five years at a price of $200 per acre-foot in the first year ($1,190,000), which price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the MWD’s rate for water. The Company financed the payment it made to Inglewood through a $3,560,000 five-year loan that bears interest at the bank’s Reference Rate or LIBOR (capped at 6%) plus 1.5%, at the Company’s option. Scheduled payments of principal on this loan for the fiscal years ending March 31, 2002, 2003 and 2004 are $749,000, $832,000, and $437,000, respectively.

  Investing and Financing Activities

      During Fiscal 2001, the Company repurchased $909,000 of the Debentures plus accrued interest of $14,000 for $514,000. After reducing related net deferred debt costs of $24,000, the Company recognized a non-cash $385,000 extraordinary gain on the early extinguishment of debt. During Fiscal 2000, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $158,000 for $1,500,000 in cash. After reducing related deferred debt costs of $273,000, net of accumulated amortization of $105,000, the Company recognized a non-cash $3,185,000 extraordinary gain on the early extinguishment of debt.

      During the fiscal year ended March 31,2001, the Company abandoned its Olancha project on Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned an associated real property and related water rights to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 (Note 11).

      During the fiscal year ended March 31, 2001, the Company voluntarily purchased 2,456.5124 shares of its Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,000. The net carrying value of such shares was $2,377,000 net of related private placement costs of $80,000. The excess of the Series C Preferred Stock net carrying value over the consideration paid by the Company was $1,935,000 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders.

      On March 16, 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and Interagua for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $188,000; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,854,000; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of $2,000,000 with a fair value of $364,000, based upon an independent third-party valuation.

      The excess of the Series D Preferred Stock carrying value over the fair value of the consideration paid by the Company to redeem and retire the Series D Preferred Stock was $5,744,000 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings available to common stockholders.

      As described in the Certificate of Designations for the Series F Convertible Redeemable Preferred Stock (“Series F Preferred Stock”), each share of Series F Preferred Stock has a stated value of $1,000, has a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is initially $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends shall be fully cumulative, and shall be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15 of each year. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option.

      The Company is committed to certain material expenditures over the next several years, including the following:

•	Scheduled payments of principal on existing outstanding indebtedness for fiscal years ending March 31, 2002, 2003, 2004, 2005 and 2006 are $781,000, $903,000, $463,000, $28,000 and $31,000, respectively .

•	The Company is required to make semi-annual interest payments of $397,000 on the $8,831,000 principal amount of Debentures through their maturity on September 30, 2005.

•	The holders of the 7,708 outstanding shares of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $558,857 per year). The Company has not declared or paid the semi-annual dividend expected on January 15, 2001. On June 18, 2001, the Company declared the semi-annual dividend due on July 15, 2001.

•	The holders of the 2,000 outstanding shares of Series F Preferred Stock are entitled to receive annual dividends in the amount of $60.00 per share, payable semi-annually on January 15, and July 15 of each year (aggregating $120,000 per year). These dividends may be paid in cash or in additional shares of Series F Preferred Stock, at the Company’s sole discretion.

•	Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200). This amount will escalate over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years is determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the MWD for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

      The Company’s ability to operate over the long term will be dependent upon its ability to derive revenues from its water resources, arrange the purchase and sale of water it doesn’t own at a profit, and/or arrange additional financing. The Company’s ability to derive revenue from its own water assets depends, in part, on the outcome of regulatory, administrative and environmental review processes. The Company’s ability to derive profits from the sale of water it does not currently own depends on its ability to acquire such water, make sales to customers, and arrange delivery, all on an economic basis. Consummation of profitable water sales is subject to a variety of restrictions designed to protect third-party water users and the environment. The Company believed that it could operate profitably within these restrictions. However, public agencies which control critical segments of the public infrastructure necessary to transport and deliver water in California, the Company’s principal area of operation at the current time, have restricted access to such facilities through pricing and administrative action. The Company believes that many of these latter restrictions violate the State’s Wheeling Act (Section 1810 of the California Water Code). Therefore, and in order to permit it to complete profitable water sales, the Company has undertaken a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. There can, of course, be no assurance that the Company’s initiatives will result in removal of such artificial barriers to voluntary water transfers in California or, if they are removed, when that might happen.

      Based on its existing assets and on its projected operating income and expenses, the Company anticipates that it will be able to fund its foreseeable working capital needs for at least one year from the date of this report from existing cash, proceeds derived from on-going operations and proceeds from the sale of certain existing assets. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

      As noted above, the Company has suspended the acquisition of new water assets. In addition, because of delays and uncertainty regarding regulatory and other approvals of pending water sales transactions, the Company believes its revenue will be insufficient to support its overhead.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will not have a material effect on the Company’s financial statements.

Risk Factors

      The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company’s Common Stock.

  History of Losses in Principal Business

      To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell its water assets, and those of its clients. The Company has only generated $2,127,000, $2,796,000, and $1,823,000 of total revenues during the fiscal years ended March 31, 2001, 2000 and 1999, respectively, while incurring net losses of $1,315,000, $3,185,000, and $5,435,000 during such years, respectively. Until this past fiscal year, the Company had believed that the regulatory obstacles that have prevented the development of a water market would be lowered and that the Company would be able to monetize its principal water assets and to substantially increase its revenues and generate profits. The Company now believes that the regulatory hurdles may not be lowered in the near future and that revenues that it had anticipated from water transfers will not be received as expected. As a result, the Company cannot predict when it will be able to generate significant revenues from the development and sale of water in accordance with its original business plan.

  Uncertainty of Future Water Revenue

      The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Northern California Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers. The Company has encountered significant regulatory obstacles to its attempts to develop and transfer its California water for delivery to its potential customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed, the Company now believes that its ability to generate significant revenues from its water assets will be severely limited. No assurance can be given that the regulations currently limiting the Company’s ability to exploit its water assets will be changed, or if changed, that the change will occur in the near future. In addition to the foregoing regulatory difficulties, before the Company can consummate significant water deliveries in the Cherry Creek area, the Company or the purchaser of such water will have to build the infrastructure necessary to utilize the water. The requirement to build the infrastructure will affect the ability of the Company to sell its water, the price at which the water can be sold, and the revenues that the Company can derive from its Colorado water assets. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given if the Company will ever be able to generate significant revenues from its water transfer activities.

  Limited Financial Resources

      As a result of the operating losses sustained by the Company during the last few years, which have been offset in Fiscal 2001 by sales of certain non-strategic assets, the Company may not have sufficient free cash to carry out its business plan over the longer term. In addition, due to the regulatory difficulties that the Company has encountered, the Company’s ability to exploit its water assets in accordance with its business plan has become questionable, and the time period in which a return could be realized has been extended for an unknown period. These uncertainties will make it difficult for the Company to obtain new financing that it may need to complete its business plan.

  Delisting of Common Stock from Nasdaq National Market

      During the first quarter of Fiscal 2001, the Company received notice from The Nasdaq Stock Market that the Company’s common stock had failed to maintain a minimum bid price of $1.00 per share over a 30-day period and that the market value of the Company’s public float was below $5,000,000. Accordingly, the Company’s common stock was de-listed from trading on the Nasdaq National Market effective August 30, 2000. Since then, the Company’s common stock has been traded electronically on the OTC Bulletin Board. The effects of such a de-listing are unknown, but the Company believes that the de-listing has reduced the Company’s visibility with investors and may adversely affect the Company’s ability to attract and obtain financing because of the decreased liquidity of the Company’s shares. See Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters.”

Item 7A. Quantitative and Qualitative Market Risk Disclosures

      The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. To achieve this objective, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate interest rate risk on a related financial instrument. The Company does not enter into any financial transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt for the fiscal periods indicated is as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

Fixed rate debt	$31,000	$71,000	$26,000	$28,000	$8,862,000	$70,000	$9,088,000

Weighted average interest rate	8.0%	8.7%	8.3%	9.0%	9.0%	9.0%	8.9%

Variable rate debt	$749,000	$832,000	$437,000	—	—	—	$2,018,000

Weighted average interest rate	7.5%	7.5%	7.5%	—	—	—	7.5%

      The Company’s variable rate on its variable rate debt is capped at 7.5%.

      The carrying amount of the long-term debt and Debentures is based on the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments. The Company repurchased $909,000 principal amount of its Debentures for $500,000 plus accrued interest during Fiscal 2001 and repurchased $5,000,000 principal amount of its Debentures for $1,500,000 plus accrued interest during Fiscal 2000.

Item 8. Consolidated Financial Statements and Supplementary Data

      The consolidated financial statements and the report thereon and notes thereto, which are attached hereto as pages F-1 through F-29, and indexed at page 2, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information in the Company’s Proxy Statement to be filed by July 27, 2001 set forth under the caption “Election of Directors” and “Executive Officers” is incorporated herein by reference.

Item 11. Executive Compensation

      The information in the Company’s Proxy Statement to be filed by July 27, 2001 set forth under the caption “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement to be filed by July 27, 2001 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information in the Company’s Proxy Statement to be filed by July 27, 2001 set forth under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Consolidated Financial Statement Schedules and Reports On Form 8-K

Exhibits

      The following exhibits are filed as a part of this report

3.1	Certificate of Incorporation.(1)
3.2	By-laws of the Company.(2)
4.1	Form of Common Stock Certificate.(1)
4.2	Form of Convertible Subordinated Debenture Due 2005.(3)
4.3	Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(6)
4.4	Certificate of Designations for Series D Convertible Redeemable Preferred Stock.(8)
4.5	Certificate of Designations of Series E Participating Preferred Stock.(10)
4.6	Certificate of Designations of Series F Convertible Redeemable Preferred Stock.(11)
10.1	1990 Stock Option Plan.(2)
10.2	Amendment to 1990 Stock Option Plan.(1)
10.3	Form of Indemnity Agreement between the Company and its officers and directors.(2)
10.4	Resignation Agreement dated October 27, 1999, between the Company and Peter Jensen.(10)
10.5	1993 Stock Option Plan.(5)
10.6	Amendment to 1993 Stock Option Plan.(5)
10.7	1997 Stock Option Plan.(7)
10.8	Point Richmond Office Lease, dated December 18, 1998, by and between Western Water Company and Janis & Martin McNair.(10)
21	Subsidiaries of the Company.(10)
23.1	Consent of KPMG LLP.
99.1	Form of Stock Purchase Agreement for the purchase and sale of Series C Convertible Redeemable Preferred Stock.(4)
99.2	Rights Agreement, dated as of July 23, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the Form of Right Certificate.(9)
99.3	Investment Restructure Agreement, dated March 16, 2001.(11)

(1)	Previously filed as an exhibit to the Company’s Form S-1, file no. 33-47606, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10, file no. 000-18756, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K dated September 22, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-3 filed on June 6, 1997 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 8, 1999, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000, which exhibit is hereby incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on March 19, 2001, which exhibit is hereby incorporated herein by reference.

      The following financial statements are filed as a part of this report, appearing at the pages indicated:

Reports on Form 8-K

      Report on Form 8-K, dated March 16, 2001 (Item 5)

      Report on Form 8-K, dated March 23, 2001 (Item 5)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WATER COMPANY

Date:  June 28, 2001

By:	/s/ MICHAEL PATRICK GEORGE

Michael Patrick George,
President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL PATRICK GEORGE Michael Patrick George	President, Chief Executive Officer Chairman of the Board	June 28, 2001
/s/ WILLIAM T. GOCHNAUER William T. Gochnauer	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2001
/s/ RONALD I. SIMON Ronald I. Simon	Director	June 28, 2001
/s/ DAVID A. ABEL David A. Abel	Director	June 28, 2001
/s/ ROBERT A. BAKER Robert A. Baker	Director	June 28, 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Western Water Company:

      We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As explained in Note 1 to the consolidated financial statements, effective April 1, 2000, the Company changed its method of accounting for revenue recognition for non-refundable water contract payments through the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

KPMG LLP

San Francisco, California

June 18, 2001

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2001 and 2000

ASSETS

	2001	2000

Current Assets:

Cash and cash equivalents	$7,138,615	$1,971,614

Current portion of notes receivable (Note 3)	86,413	154,235

Other current assets	476,473	991,729

Total Current Assets	7,701,501	3,117,578

Cash and cash equivalents — restricted (Note 2)	—	4,416,431

Notes receivable, less current portion (Note 3)	135,709	527,085

Land held for sale (Notes 5, 11 and 16)	5,104,836	5,422,606

Water rights (Notes 6 and 17)	13,267,387	18,380,807

Prepaid leasing costs, net of accumulated amortization (Note 7)	1,951,546	2,689,829

Other water assets, net of accumulated amortization (Note 1)	1,003,052	2,510,591

Deferred debt costs, net of accumulated amortization (Note 11 and 12)	257,750	351,324

Property and equipment, net of accumulated depreciation (Note 4)	86,274	172,703

Other assets	138,252	111,996

Total Assets	$29,646,307	$37,700,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$189,567	$100,552

Accrued expenses and other liabilities (Notes 10)	798,982	858,263

Current maturities of long-term debt (Note 11)	780,502	1,454,983

Total Current Liabilities	1,769,051	2,413,798

Deferred gain on sale (Note 8)	—	3,333

Deferred revenue on water contract (Note 1)	824,120	—

Long-term debt, less current maturities (Note 11)	1,494,864	2,275,366

9% Convertible subordinated debentures (Note 12)	8,831,112	9,740,000

Total Liabilities	12,919,147	14,432,497

Series C convertible redeemable preferred stock, 100,000 shares authorized; 7,708 and 10,165 shares issued and outstanding (aggregate liquidation preference of $7,708,000 and $10,165,000 at March 31, 2001 and 2000, respectively. (Note 13)	7,475,121	9,816,686

Series D convertible redeemable preferred stock, $1,000 stated value, 25,000 shares authorized; 10,000 shares issued and outstanding (aggregate liquidation preference of $10,000,000) at March 31, 2000. (Note 13)	—	10,000,000

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,000 shares issued and outstanding (aggregate liquidation preference of $2,000,000) at March 31, 2001. (Note 13)	366,909	—

Stockholders’ Equity (Notes 13, 17, and 18):

Common stock, $.001 par value, 20,000,000 shares authorized in 2001 and 2000; 8,410,212 and 8,235,212 shares issued at March 31, 2001 and 2000, respectively	8,410	8,235

Additional paid-in capital	24,487,116	24,448,791

Accumulated deficit (accumulated since October 1, 1994)	(14,235,526)	(19,630,389)

Treasury stock, at cost, 341,200 shares at March 31, 2001 and 2000	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	8,885,130	3,451,767

Commitments and contingencies (Note 24)

Total Liabilities and Stockholders’ Equity	$29,646,307	$37,700,950

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Years Ended March 31, 2001, 2000 and 1999

	2001	2000	1999

Revenue:

Water	$2,126,695	$2,796,037	$1,477,375

Real estate	—	—	345,615

	2,126,695	2,796,037	1,822,990

Cost of Revenue:

Water	1,517,610	1,767,714	1,000,998

Real estate	—	—	184,000

	1,517,610	1,767,714	1,184,998

Gross Profit	609,085	1,028,323	637,992

General and Administrative Expenses (Note 21)	3,933,995	7,448,615	5,805,192

Operating Income (Loss)	(3,324,910)	(6,420,292)	(5,167,200)

Other Income (Expenses):

Interest income	478,204	622,239	878,878

Interest expense	(1,138,949)	(1,247,205)	(1,465,342)

Gain on sale of water rights (Note 6)	893,219	—	—

Gain on sale of investment in limited liability company, net (Note 8)	3,333	40,000	40,000

Other (Note 20)	860,772	333,352	182,300

	1,096,579	(251,614)	(364,164)

Income (Loss) Before Income Taxes	(2,228,331)	(6,671,906)	(5,531,364)

Income Taxes (Note 15)	3,200	3,200	3,200

Income (Loss) before extraordinary item and cumulative effect of change in accounting principle	(2,231,531)	(6,675,106)	(5,534,564)

Extraordinary income on extinguishment of debt, net of income taxes (Note 19)	1,154,094	3,489,803	99,656

Net Income (Loss) before cumulative effect of change in accounting principle	(1,077,437)	(3,185,303)	(5,434,908)

Cumulative effect of change in accounting principle	(237,065)	—	—

Net Income (Loss)	(1,314,502)	(3,185,303)	(5,434,908)

Accretion of preferred stock to redemption value	(38,255)	(35,819)	(33,099)

Excess of carrying value over amount paid to retire convertible redeemable preferred stock (Note 13)	7,678,597	—	—

Preferred stock dividends	(930,977)	(1,486,954)	(990,401)

Net Income (Loss) Available to Common Stockholders	5,394,863	(4,708,076)	(6,458,408)

Other Comprehensive Income (Loss), Net of Tax:

Unrealized holding gains (losses) arising during period	—	—	(303,853)

Less: Reclassification adjustment — realized holding (losses)	—	—	(186,620)

	—	—	(117,233)

Comprehensive Income (Loss)	$5,394,863	$(4,708,076)	$(6,575,641)

Basic net income (loss) per common share available to common stockholders:

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.56	$(1.03)	$(0.80)

Extraordinary income on extinguishment of debt	0.15	0.44	0.01

Cumulative effect of change in accounting principle	(0.03)	—	—

Basic net income (loss) per common share available to common stockholders	$0.68	$(0.59)	$(0.79)

Diluted net income (loss) per common share available to common stockholders:

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$0.56	$(1.03)	$(0.80)

Extraordinary income on extinguishment of debt	0.13	0.44	0.01

Cumulative effect of change in accounting principle	(0.03)	—	—

Diluted net income (loss) per common share available to common stockholders	$0.66	$(0.59)	$(0.79)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2001, 2000 and 1999

				Accumulated
	Common Stock		Additional	Other			Total
			Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Income(Loss)	Deficit	Stock	Equity

Balance at March 31, 1998	8,235,816	$8,236	24,198,539	117,233	(8,463,905)	—	15,860,103

Net loss	—	—	—	—	(5,434,908)	—	(5,434,908)

Exercise of options	4,000	4	26,996	—	—	—	27,000

Unrealized loss on investment securities	—	—	—	(117,233)	—	—	(117,233)

Vesting of compensatory stock options	—	—	121,967	—	—	—	121,967

Preferred dividends	—	—	—	—	(990,401)	—	(990,401)

Accretion of preferred stock	—	—	—	—	(33,099)	—	(33,099)

Payments to acquire 292,200 shares of treasury stock	—	—	—	—	—	(1,259,030)	(1,259,030)

Balance at March 31, 1999	8,239,816	8,240	24,347,502	—	(14,922,313)	(1,259,030)	8,174,399

Net loss	—	—	—	—	(3,185,303)	—	(3,185,303)

Vesting of compensatory stock options	—	—	101,284	—	—	—	101,284

Preferred dividends	—	—	—	—	(1,486,954)	—	(1,486,954)

Accretion of preferred stock	—	—	—	—	(35,819)	—	(35,819)

Payments to acquire 49,000 shares of treasury stock	—	—	—	—	—	(115,480)	(115,840)

Cancellation of Common Stock	(4,604)	(5)	5	—	—	—	—

Balance at March 31, 2000	8,235,212	$8,235	24,448,791	—	(19,630,389)	(1,374,870)	3,451,767

Net loss	—	—	—	—	(1,314,502)	—	(1,314,502)

Preferred dividends	—	—	—	—	(930,977)	—	(930,977)

Accretion of preferred stock	—	—	—	—	(38,255)	—	(38,255)

Issuance of Common Stock	175,000	175	38,325	—	—	—	38,500

Retirement of Series C Preferred Stock	—	—	—	—	1,934,740	—	1,934,740
Retirement of Series D

Preferred Stock	—	—	—	—	5,743,857	—	5,743,857

Balance at March 31, 2001	8,410,212	$8,410	24,487,116	—	(14,235,526)	(1,374,870)	8,885,130

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 2001, 2000 and 1999

	2001	2000	1999

Cash Flows from Operating Activities:

Net income (loss)	$(1,314,502)	$(3,185,303)	$(5,434,908)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,236,127	1,097,346	625,947

Compensation expense on vesting of unexercised compensatory stock options	—	101,284	121,967

Gain on sale of water rights	(892,779)	—	—

Gain on sale of investment in limited liability company	(3,333)	(40,000)	(40,000)

Gain on sale of other water assets	(879,208)	(394,745)	—

(Gain) loss on disposition of available-for-sale securities	—	—	186,620

Asset impairment charge	762,770	1,165,982	—

Extraordinary income on extinguishment of debt	(1,154,094)	(3,489,803)	(99,656)

Cumulative effect of change in accounting principle	237,065	—	—

Allowance for (recovery of) water project costs	(85,425)	1,018,717	1,294,065

Discount on accrued income receivable	—	75,880	—

Loss on disposition of property and equipment	—	2,544	1,982

Loss on discount of notes receivable	11,108	—	—

Changes in assets and liabilities:

(Increase) decrease in:

Other current assets	515,256	(570,099)	(103,774)

Land held for sale	—	(594,353)	(544,950)

Water rights	—	737,055	—

Other assets	(26,256)	(59,912)	(48,084)

Increase (decrease) in:

Accounts payable	89,015	8,444	72,834

Accrued expenses and other liabilities	301,336	433,988	(218,534)

Deferred water revenue	(150,000)	—	—

Net cash used in operating activities	(1,352,920)	(3,692,975)	(4,186,491)

Cash Flows from Investing Activities:

Principal payments received on notes receivable	448,090	361,382	215,292

Purchase of property and equipment	(16,410)	(44,155)	(134,885)

Purchase of available-for-sale securities	—	(3,008,387)	(10,931,503)

Sales of available-for-sale securities	—	17,069,797	13,019,387

Sales of water rights	5,589,880	—	—

Sales of other water assets	2,700,593	929,535	—

Additions to water rights	(28,681)	(419,991)	(1,189,062)

Purchase of water rights	—	(1,325,000)	(3,278,630)

Additions to other water assets	—	(155,439)	(271,151)

Prepayment of leasing costs	(166,320)	(517,333)	(4,187,679)

Net cash provided by (used in) investing activities	8,527,152	12,890,409	(6,758,231)

Cash Flows from Financing Activities:

Proceeds from long-term debt	—	800,000	3,560,000

Net proceeds from exercise of options	—	—	27,000

Payment of deferred debt costs	—	—	(84,900)

Proceeds from issuance of redeemable preferred stock	—	—	10,000,000

Purchase of convertible subordinated debentures	(499,888)	(1,500,000)	(151,006)

Preferred stock dividends	(930,977)	(1,486,954)	(291,666)

Purchase of common stock	—	(115,840)	(1,259,030)

Purchase of convertible redeemable preferred stock	(442,171)

Principal payments on long-term debt	(696,983)	(1,245,721)	(421,538)

Cash restricted to fund water development costs	—	(4,416,431)	—

Release of restricted cash	562,788	—	—

Net cash provided by(used in) financing activities	(2,007,231)	(7,964,946)	11,378,860

Net increase (decrease) in cash and cash equivalents	5,167,001	1,232,488	434,138

Cash and Cash Equivalents, beginning of year	1,971,614	739,126	304,988

Cash and Cash Equivalents, end of year	$7,138,615	$1,971,614	$739,126

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies and Practices:

  Description of Business

      Western Water Company and subsidiaries (the “Company”) identify, manage, acquire, develop, sell and lease water and water rights in the western United States. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company’s current principal activity is the acquisition and development of water rights and the sale or lease of its water, and from assisting unaffiliated owners of water rights in obtaining revenue from their water rights.

  Principles of Consolidation

      The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company’s wholly-owned subsidiaries, and YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company. All inter-company balances and transactions have been eliminated in consolidation.

  Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Allowance for Doubtful Accounts

      The Company provides for valuation allowances for notes receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 2001 and 2000, no allowance for doubtful accounts has been provided since the Company’s management believes that the value of the collateral is in excess of the total receivables, and there are no delinquent notes.

  Land Held for Sale

      Land held for sale is carried at the lower of the carrying amount or fair value less costs to sell. The basis of the properties includes the allocation of original purchase price, direct development costs and an adjustment as a result of the quasi-reorganization (see Note 17). Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties. Real estate operating revenues include proceeds from the sale of land.

  Water Rights

      Water rights consist of various water interests acquired directly or through the acquisition of real estate properties. Water rights are stated at cost and consist of an allocation of the original purchase price between water rights and real estate properties based on their relative fair values, plus other direct development and acquisition costs and an adjustment as a result of the quasi-reorganization (see Note 17).

      Costs are allocated to water rights by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights. In addition, interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 2001, 2000 and 1999 was $0, $83,749, and $82,565, respectively.

      The Company capitalizes costs directly related to water projects under development that are considered probable. The Company provides an allowance for these capitalized water project costs, based primarily upon the Company’s historical experience with similar projects.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Prepaid leasing costs

      Prepaid leasing costs are lease payments or other development costs incurred directly in connection with water rights leased by the Company that are considered probable of providing a benefit to the Company in future periods. The Company provides an allowance for certain prepaid leasing costs in which the Company has not entered into a related water contract to sell such leased water, based primarily upon the Company’s historical experience with similar projects. Upon the execution of a contract to sell such leased water to a customer, the Company amortizes the prepaid leasing costs over the life of the water sales contract using the straight-line method.

  Other Water Assets

      Prior to the sale of the right in March 2001, other water assets primarily represented the Company’s right to receive 3.7398 percent of payments made over a 100-year period commencing July 1, 1989, with respect to sales of water by a non-affiliated third party to the Cucamonga County Water District. These rights were being amortized using the straight-line method over a 40-year period. The accumulated amortization as of March 31, 2001 and 2000 was $407,444 and $349,124, respectively. The net carrying value of this right at the time of sale of $1,821,385, net of accumulated amortization of $467,595 was written-off and included as a component of other income (Note 20). Other water assets also include the Company’s investment in shares of a mutual water company. These shares are carried at cost.

  Deferred Debt Costs

      Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

  Property and Equipment

      Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $102,639, $58,567, and $29,195, for the years ended March 31, 2001, 2000, and 1999, respectively.

  Stock Option Plan

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such deferred compensation is expensed pro-rata over the vesting period of the stock option. Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation.

  Revenue Recognition — Water

      In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changes the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $974, 120 and cost of water revenue of $737,055. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,065 to the Fiscal 2001 consolidated statement of operations in the fourth quarter of Fiscal 2001. Included in the results of operations for the year ended March 31, 2001 is water revenue of $150,000 and cost of water revenue of $105,300 that was previously recognized in the results of operations for the year ended March 31, 2000 under the prior method.

      The pro forma effect of retroactive application to the results of operations for the fiscal years ended March 31, 2001, 2000 and 1999 only affected fiscal 2000, as follows:

Fiscal year ended March 31, 2000

Net income (loss) available to common stockholders:	As reported	$(4,708,076)

	Pro forma	(4,945,141)

Net income (loss) per share available to common stockholders — basic and diluted:	As reported	(.59)

	Pro forma	(.62)

      Under the new method, water revenue is recognized when realizable and earned. Such revenue is realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery of the water has occurred, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured. When a water transaction does not meet these requirements revenue is deferred until these requirements are met. Revenue from long-term water right lease contracts with non-cancelable, fixed rate increases is recognized on a straight-line basis over the contractual period of the water right lease.

  Revenue Recognition — Land

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

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs (Note 16).

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing the amount of net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period plus all potentially dilutive common shares outstanding during the reporting period.

      The following table sets forth the support for the computation of basic and diluted net income (loss) per common share available to common stockholders for the year ended March 31, 2001:

	Total	Per Share

Basic:

Income available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$4,477,834	$0.56

Extraordinary income on extinguishment of debt	1,154,094	0.15

Cumulative effect of change in accounting principle	(237,065)	(0.03)

Income available to common stockholders	$5,394,863	$0.68

Weighted average number of shares	7,901,204

Diluted:

Income available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$4,477,834

Add: Series D preferred stock dividends	562,500

Accretion on Series F preferred stock	2,909

	5,043,243	$0.56

Extraordinary income on extinguishment of debt	1,154,094	0.13

Cumulative effect of change in accounting principle	(237,065)	(0.03)

Income available to common stockholders	$5,960,272	$0.66

Weighted average number of shares	7,901,204

Plus: Weighted average shares of dilutive Series D preferred stock using the if-converted method (at $8.99 per share) during the period such preferred stock was outstanding	1,066,634

Weighted average shares of dilutive Series F preferred stock using the if-converted method (at $5.60 per share) during the period such preferred stock was outstanding	14,677

Weighted average number of shares for diluted computation	8,982,515

      The weighted average shares used for basic and diluted EPS computation were 7,913,542, and 8,186,772 shares for the years ended March 31, 2000 and 1999, respectively.

      Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $.39 — $21.00, $2.00 — $21.00, and $5.25 — $21.00 in fiscal years ended March 31, 2001, 2000, and 1999, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	2001	2000	1999

Stock options	1,430,375	1,621,567	1,689,876

      Warrants to purchase 98,000 shares of common stock at $17.50 per share expired as of March 31, 2000. These warrants were not included in the computation of diluted earnings per share for the year ended March 31, 1999 as their effect would have been anti-dilutive.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into the following number of shares of common stock, at a conversion price of $15.86, $16.62 and $8.99 per share, were not included in the computation of diluted earnings per share for the years ended March 31, 2000, and 1999, respectively, as their effect would have been anti-dilutive:

	2000	1999

Convertible debentures	614,123	929,382

Series C redeemable preferred stock	611,593	611,593

Series D redeemable preferred stock	1,112,347	1,112,347

      Convertible debentures convertible into 556,817 shares of common stock and Series C Redeemable Preferred Stock convertible into 463,779 shares of common stock were not included in the computation of diluted earnings per share for the year ended March 31, 2001 as the effect would have been anti-dilutive.

  Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  Reclassifications

      Certain reclassifications of prior year amounts have been made in order to conform to the current year’s presentation.

Note 2. Restricted Cash:

      Under the Company’s Strategic Relationship Agreement (the “SRA”) with Sociedad General de Aguas de Barcelona, S.A. (“Agbar”), the Company agreed to use the proceeds from the sale of Series D Preferred Stock only to fund development costs of specific water projects and related capital costs, including Series D Preferred Stock dividends, that were identified and agreed upon by Agbar. On March 16, 2001, the remaining restricted cash was returned to Agbar (Note 13) in conjunction with the termination of the SRA.

Note 3. Notes Receivable:

      Notes receivable arose from the sale of farm property in Yuba County, California. The notes receivable bear interest at rates ranging from 8% to 9.5%, with a weighted average of 8.7%. The note receivable maturity dates range from June, 2002 to April, 2009. The notes are secured by the lots sold.

      Aggregate principal maturities due on notes receivable at March 31, 2001 are as follows:

Year Ended
March 31,	Total

2002	$86,413

2003	39,332

2004	1,499

2005	1,794

2006	2,105

Thereafter	90,979

Total	$222,122

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment:

      Property and equipment at March 31, 2001 and 2000 consists of the following:

	2001	2000

Land	$2,952	$2,952

Equipment	214,244	297,635

	217,196	300,587

Less accumulated depreciation	(130,722)	(127,884)

	$86,474	$172,703

Note 5. Land Held for Sale:

      Land held for sale at March 31, 2001 and 2000 consists of the following:

	2001	2000

Cherry Creek Basin, Colorado	$1,299,120	$1,299,120

San Bernardino County, California	725,226	1,042,996

Rice farms and ranches, Yuba and Glenn County, California	3,080,490	3,080,490

	$5,104,836	$5,422,606

Note 6. Water Rights:

      Water rights held at March 31, 2001 and 2000 consist of the following:

	2001	2000

Cherry Creek Basin, Colorado	$10,750,442	$10,725,357

Los Angeles County, California	577,836	5,132,886

San Bernardino County, California	1,668,153	2,500,000

Rice farms and ranches, Yuba and Glenn County, California	280,798	280,798

Inyo County, California	—	1,274,678

	13,277,229	19,913,719

Less: Allowance for project costs	(9,842)	(1,532,912)

	$13,267,387	$18,380,807

      During the fiscal year ended March 31, 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned an associated real property and related water rights to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $11,000 (see Note 11). The Company also wrote off the remaining water rights associated with the Olancha project for which an allowance had been provided in prior years.

      During the fiscal year ended March 31, 2001, the Company sold 1,219 acre feet of annual groundwater extraction rights in the Central Basin in Los Angeles, California to a municipality in the Los Angeles area. The Company realized a gain on that sale in the amount of $428,225. The aforementioned gain is included in the gain on sale of assets in the accompanying consolidated statement of operations.

      During the fiscal year ended March 31, 2000, the Company recognized the impairment of the value of certain water rights it owns in the Mojave Basin of San Bernardino County and reduced the carrying value of

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such water rights by $826,618 to its estimated fair value. This impairment was due, in part, to uncertainty surrounding the appeal of the Mojave Basin adjudication to the California Supreme Court. During the fiscal year ended March 31, 2001, important aspects of the groundwater law were clarified by the California Supreme Court. However, due to remaining uncertainties, the Company has not reduced its allowance for project costs in relation to these rights. During the fiscal year ended March 31, 2001, the Company also sold 1,000 acre feet of its water rights in the Mojave Basin of California to a water utility company, and realized a gain on that sale in the amount of $464,554.

Note 7. Prepaid Leasing Costs:

      On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California (“Inglewood”). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District of Southern California’s (“MWD”) rate for water, as defined. For the years ended March 31, 2001, 2000 and 1999, the Company recognized revenue of $1,286,971, $1,282,660 and $641,330 respectively from the agreement with Inglewood.

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

      In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company (“Natomas”) pursuant to which Natomas agreed, subject to certain conditions that have not been satisfied, to transfer to the Company the temporary use of up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company also agreed to pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third party purchaser. During the year ended March 31, 2000, the State Water Resources Control Board entered its Water Rights Order 99-012 limiting the amount of water available for transfer under the Company’s agreement with Natomas and imposing certain restrictions on any such transfer. As a result, the Company provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000. During the fiscal year ended March 31, 2001 the Company took delivery of 1,187.7 acre feet of water under this agreement and resold a portion of such water to an unaffiliated water district. Accordingly, the Company reclassified the proportionate amount of $59,385 of the aforementioned allowance to cost of water sales.

      During Fiscal 2000, the Company entered into a similar arrangement with Sutter Mutual Water Company, and paid a nonrefundable deposit of $100,000, and incurred other costs as well. The Company has provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000 because of the uncertainty regarding its ability to obtain and sell the water based on the possible application of similar transfer limitations. During the fiscal year ended March 31, 2001 the Company purchased and resold 1,302 acre feet of water under this agreement. Accordingly, the Company reclassified the proportionate amount of $26,040 of the aforementioned allowance to cost of water sales.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of March 31, 2001, and 2000, the allowance for prepaid leasing costs was $564,703, and $650,128, respectively. Accumulated amortization as of March 31, 2001, and 2000 was $2,253,475, and $1,348,872, respectively.

Note 8. Investment in Limited Liability Company:

      In October 1995, the Company and a joint venture composed of The Morgan Stanley Real Estate Fund II, L.P. (“Morgan Stanley”), an affiliate of Morgan Stanley Group, and two affiliates of Morgan Stanley (collectively, “Western Land Joint Venture”) formed Nevada Land and Resource Company, LLC, a Delaware limited liability company (“Nevada LLC”) which was owned 35.3% by the Company and 64.7% by Western Land Joint Venture. Nevada LLC acquired approximately 1,400,000 acres of land and related water rights in the state of Nevada. The Company’s $12,000,000 investment in Nevada LLC was funded with the proceeds from the sale of 9% Convertible Subordinated Debentures.

      On April 23, 1997, the Company sold its interest in Nevada LLC to Global Equity Corporation (“Global”) for $13,360,000, of which $12,024,000 was received in cash and $1,336,000 was received in the form of a note. During August 1997, the note plus the accrued unpaid interest was converted into 723,911 shares of Global. During the year ended March 31, 1998, the Company sold 147,300 Global shares at a gain of $51,201. During the year ended March 31, 1999, Global was acquired by PICO Holdings, Inc. (“PICO”). Also during the year ended March 31, 1999, the Company sold its entire holdings in PICO, realizing a loss of $186,620. The Company realized proceeds of $1,222,695 from the sale of the 723,911 shares. In connection with the sale of the Company’s interest in the Nevada LLC, the Nevada LLC entered into a consulting agreement with Western Agua, L.P. (the “Consulting Agreement”). Western Agua, L.P. is a Delaware limited partnership formed by the Company and Western Land Joint Venture. The Company owns a 70% interest in Western Agua, L.P. and is the sole general partner of the partnership. In exchange for providing consulting services to the Nevada LLC, Western Agua, L.P. is to receive 50% of all the net proceeds, if any, derived from the subsequent sale, leasing or other disposition of all or any portion of the Nevada LLC or refinancing of the Nevada LLC or other revenues derived from the disposition of Nevada LLC by Global after they both recoup their investment in the Nevada LLC and earn a 20% cumulative return, as defined, compounded annually on their investment, provided such net proceeds have begun to be earned within five years from the date of sale. In addition, the Western Land JV has agreed to provide the Company with a three-year right of first offer to review all Western Land JV’s water investment opportunities in the Western United States. The Nevada LLC has contested Western Agua L.P.’s right to the interest in the net proceeds. Legal action has been stayed by mutual agreement of the parties until June 30, 2002.

      As a result of the sale of the Company’s interest in the Nevada LLC, the Company realized a gain of $2,419,193, net of legal and other closing costs totaling $60,242 and deferred $120,000 of the gain relating to estimated future consulting services that were to be provided in accordance with the Consulting Agreement. All of the deferred gain has been recognized as of March 31, 2001. During Fiscal 2001, 2000, and 1999, $3,333, $40,000, and $40,000, respectively, of the deferred gain was realized.

Note 9. Fair Value of Financial Instruments:

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the fair values be disclosed for the Company’s financial instruments. The carrying amount of cash and cash equivalents, cash and cash equivalents-restricted, other current assets, accounts payable, and accrued expenses and other liabilities are reasonable estimates of their fair values due to the short-term nature of those instruments.

      The carrying amount of the notes receivable is a reasonable estimate of fair value based on management’s belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The carrying amount of the long-term debt and Debentures is based on the principal amount owed, and does not represent management’s belief that the interest rates and terms of the debt are comparable to those commercially available to the Company in the marketplace for similar instruments. The Company repurchased $909,000 principal amount of its debentures for $500,000 during the fiscal year ended March 31, 2001, and $5,000,000 principal amount of its debentures for $1,500,000 during the fiscal year ended March 31, 2000.

Note 10. Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities at March 31, 2001 and 2000 consists of the following:

	2001	2000

Severance and costs of closing San Diego office	$—	$20,768

Consulting and engineering	—	377,124

Professional fees	30,000	89,153

Printing costs	36,000	95,269

Vacation	29,168	51,147

Interest	88,852	66,573

Residual interest — Cucamonga Water Fee Agreement (Note 20)	408,230	—

Other	206,732	158,229

	$798,982	$858,263

      During the year ended March 31, 2001, the Company consolidated its corporate headquarters into its Point Richmond, California office and closed its San Diego office. The consolidation resulted in the reduction of administrative personnel from its San Diego office, and the early termination of its office and equipment leases in San Diego. During the year ended March 31, 2000, total severance costs for payroll and related charges were $70,836, which were charged to general and administrative expenses, of which $20,768 were accrued at March 31, 2000.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Long-Term Debt:

      Long-term debt at March 31, 2001 and 2000 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, the rice farms and ranches in Yuba and Glenn County, California, and a ranch in Inyo County, California and the financing of the lump-sum payment to the City of Inglewood related to the pumping rights lease (see Note 7):

	2001	2000

Water leasing program

Five-year amortizing term loan beginning September 30, 1998. The loan accrues interest at the bank’s Reference Rate, as defined, or LIBOR (capped at 6%) plus 1.5%, and is payable quarterly, or sooner, at the Company’s option Principal is payable quarterly, at the following annual rate, based on the loan year of October 1 through September 30: Year 1, $560,000; Year 2, $628,000; Year 3, $708,000; Year 4, $790,000; Year 5, $874,000	$2,018,000	$2,686,000
Cherry Creek Basin

Mortgage note payable bearing interest at 8%. Principal and interest are payable in annual installments of $14,307. Balance is due December 2002. At maturity, a balloon payment of $47,386 plus any accrued interest is due	57,123	66,139
Rice farms and ranches

Mortgage note payable bearing interest at 9%. Principal and interest are payable in annual installments of $39,786. Balance is due July 2007	200,243	220,210

Mortgage note payable bearing interest at 8%. Interest was payable in semi-annual installments. The entire principal balance was retired in a deed-in-lieu transaction with the payee, effective February, 2001	—	758,000

	2,275,366	3,730,349

Less current maturities of long-term obligations	(780,502)	(1,454,983)

	$1,494,864	$2,275,366

      Each of the notes payable above is collateralized by the related individual property. As of March 31,2001, the carrying value of the collateral for notes payable was $2,853,436.

      During the year ended March 31, 1999, the Company incurred $89,400 of deferred debt costs related to the five-year amortizing term loan. Amortization expense on the deferred debt costs totaled $16,980, $16,980 and $8,490 for the years ended March 31, 2001, 2000 and 1999, respectively. Accumulated amortization as of March 31, 2001, and 2000 was $42,450, and $25,470, respectively.

      During the year ended March 31, 2000, the Company purchased a ranch in Inyo County, California. As partial consideration, it gave a mortgage note payable of $800,000. Certain personal property assets acquired with the land were sold, and the proceeds of $42,000 were used to reduce the balance of the note to $758,000 at March 31, 2000. In February, 2001, the Company returned the ranch property to the seller/payee of the aforementioned note payable in full satisfaction of the note and related accrued interest. (Note 6).

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Aggregate principal maturities required on long-term debt at March 31, 2001 are as follows:

Years ended March 31,

2002	$780,502

2003	903,109

2004	462,858

2005	28,186

2006	30,722

Thereafter	69,989

Total	$2,275,366

Note 12. 9% Convertible Subordinated Debentures:

      On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the “Debentures”), due in September, 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

      The Debentures are initially convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt. During the year ended March 31, 2000, the Company repurchased $5,000,000 of the Debentures for $1,500,000 in cash. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $272,956 and $89,287, respectively. During the year ended March 31, 1999, the Company repurchased $260,000 of the Debentures for $151,006 in cash. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $14,193 and $4,856, respectively. Amortization expense on the deferred debt costs was $53,071, $62,659 and $81,888 for the years ended March 31, 2001, 2000 and 1999. Accumulated amortization as of March 31, 2001 and 2000 was $266,803 and $239,826, respectively.

Note 13. Preferred Stock:

      On April 21, 1997, the Company issued 5,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) through a private offering. The Company received $5,000,000 in cash and incurred $255,212 of placement costs. The Series C Preferred Stock was recorded at fair value on the date of issuance less issue costs. The excess of the preference value over the carrying value of $447,695 is being accreted by periodic charges to accumulated deficit until the redemption date in April 2007. Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

      The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consent of stockholders if action is being taken by written consent. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. During the fiscal years ended March 31, 2001 and 2000, the Company paid cash dividends of $368,477 and $736,954, respectively, on the Series C Preferred Stock. The Company deferred payment of the cash dividend due on January 15, 2001 pending the current discussions with the holders of the Series C Preferred Stock related to a possible restructuring. On June 18, 2001, the Company declared the January 15, 2001 dividend, and, based on mutual agreement with the holders of the Series C Preferred Stock, terminated restructuring discussions.

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

      The Company may, upon 30 days’ written notice to the holders, redeem all or any portion of the Series C Preferred Stock at any time after April l, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series C Preferred Stock only if the average closing price of the common stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment).

      Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of shares of the Series C Preferred Stock may, from time to time during such period, at such holder’s option, cause the Company to redeem for cash, out of funds legally available, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of shares of Series C Preferred Stock may, from time to time thereafter, at such holder’s option, cause the Company to redeem for cash, out of funds legally available, some or all of such holder’s shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

      The Series C Preferred Stock has a preference in liquidation over the holders of common stock of $1,000 per share plus accrued and unpaid dividends.

      During the fiscal year ended March 31, 2001, the Company voluntarily purchased 2,456.5124 shares of its Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,171. The net carrying value of such shares was $2,376,911 net of related private placement costs of $79,600. The excess of the Series C Preferred Stock net carrying value over the consideration paid by the Company was $1,934,740 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series C Preferred Stock was based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and did not represent management’s belief that the interest rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

      On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) to Interagua, Servicios Integrales del Agua, S.A. (“Interagua”), an affiliate of Sociedad General de Aguas de Barcelona, S.A. (“Agbar”). Each share of Series D Preferred Stock had a stated value of $1,000, had a dividend rate of 7.5% of its stated value, and was convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date. The conversion price was $8.99 per share (the “Conversion Price”) and was subject to adjustment in certain events to prevent dilution.

      During the years ended March 31, 2001, 2000 and 1999, the Company paid cash dividends of $375,000, $750,000 and $375,000,respectively, on the Series D Preferred Stock.

      On March 16, 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and its affiliate for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $187,500; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,853,643; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of $2,000,000 with a fair value of $364,000, based upon an independent third-party valuation. In addition, under the Agreement, the Strategic Relationship Agreement (“SRA”) was cancelled, and the parties thereto agreed to consider cooperating in the potential joint development of future water infrastructure and water utility projects. Also, with the cancellation of the SRA, Interagua no longer has the right to appoint Directors to the Board of the Company.

      The excess of the Series D Preferred Stock carrying value over the consideration paid by the Company to retire the Series D Preferred Stock was $5,743,857 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series D Preferred Stock is based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and does not represent management’s belief that the interest rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

      As described in the Certificate of Designations for the Series F Convertible Redeemable Preferred Stock (“Series F Preferred Stock”), each share of Series F Preferred Stock has a stated value of $1,000, has a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is initially $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends shall be fully cumulative, and shall be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15 of each year. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. The Series F Preferred Stock is subject to full redemption at its stated value plus accrued dividends, at the option of the holder, from cash of the Company legally available for such purpose, beginning in 2010, or earlier, at the option of the Company, subject to certain conditions being met.

Note 14. Treasury stock:

      In November 1998, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in the open market. As of March 31, 2001 and 2000, the Company had repurchased 341,200 shares of common stock at a cost of $1,374,870. The purchase of treasury shares was recorded using the cost method.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Income Taxes:

      Total income taxes for the years ended March 31, 2001, 2000 and 1999, were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:

	Current	Deferred	Total

Year ended March 31, 2001 (State)	$3,200	—	$3,200

Year ended March 31, 2000 (State)	$3,200	—	$3,200

Year ended March 31, 1999 (State)	$3,200	—	$3,200

      Income tax expense attributable to net income (loss) from continuing operations was $3,200 for each of the years ended March 31, 2001, 2000, and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax net income (loss) from continuing operations as a result of the following:

	2001	2000	1999

Computed “expected” income tax expense (benefit)	$(447,000)	$(1,083,000)	$(1,847,900)

Depreciation and amortization of property and equipment	279,000	85,800	—

Accrued expenses	(525,000)	666,000	—

Cost of sale related to quasi-reorganization	88,000	—	—

NOL carry-forward	539,000	289,000	1,853,000

Other	66,000	42,200	(5,100)

State income taxes	3,200	3,200	3,200

	$3,200	$3,200	$3,200

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are presented below.

	2001	2000

Deferred tax assets:

Allowance for water projects	$359,000	$1,483,000

Property and equipment	54,000	103,000

Deferred revenue	77,000	—

Net operating loss carry-forwards	10,500,000	9,136,000

Total gross deferred tax assets	10,990,000	10,722,000

Less valuation allowance	(10,542,000)	(10,250,000)

Net deferred tax assets	448,000	472,000

Deferred tax liabilities: Land held for sale and water rights, principally due to differences in capitalized interest	(448,000)	(472,000)

Total gross deferred tax liabilities	(448,000)	(472,000)

Net deferred tax asset	$—	$—

      The valuation allowance for deferred tax assets as of April 1, 2001 and 2000 was $10,542,000 and $10,250,000, respectively. The net change in the total valuation allowance for the years ended March 31, 2001 and 2000 was an increase of $292,000 and $803,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

planning strategies in making this assessment. During the years ended March 31, 2001, 2000 and 1999, the valuation allowance was increased as a result of the current year’s net operating loss carry-forward.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2001 and 2000. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry-forward period change.

      At March 31, 2001, the Company has net operating loss carry-forwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:

2002	$1,200,000

2004	900,000

2005	400,000

2006	2,000,000

2007	1,600,000

2008	1,800,000

2009	400,000

2010	1,300,000

2011	1,800,000

2012	4,900,000

2018	2,400,000

2019	4,300,000

2020	850,000

2021	1,600,000

$25,450,000

Note 16. Impairment of Long-Lived Assets:

      During the year ended March 31, 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with the Olancha Project. These impairments were to reduce the recorded asset values of these assets held by the Company to zero, which represented the consideration received upon returning such assets to the seller in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 (Note 6).

      During the year ended March 31, 2000, based on a comprehensive review of the Company’s water rights and other assets, the Company recorded a non-cash impairment of water rights of $826,618, and an impairment of other water assets of $339,364. These impairments were to reduce the recorded asset values of certain water rights held by the Company in San Bernardino County, California, and certain other water-related assets to their estimated fair market value.

Note 17. Quasi-Reorganization:

      The Company’s Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company’s stockholders in March 1995, and accordingly, the assets and liabilities have been restated to current values as of the date of the reorganization. The amount of increases, however, is limited to the amount of decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately,

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on the relative excess of fair market value of each asset over historic book basis, to land held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company’s prior and now discontinued operation, was eliminated by a corresponding decrease in the Company’s additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carry-forwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital.

Note 18. Stock Options and Warrants:

      Under the Company’s 1997 and 1993 stock option plans (the “Plans”), the Company may grant options to purchase up to 1,800,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. The Company’s 1990 stock option plan, which provided for the grant of up to 800,000 options, closed during the fiscal year ended March 31, 2001. Stock options are generally granted at an exercise price no less than fair value of the Company’s common stock on the date of grant. There were 398,631 options available to be granted at March 31, 2001.

      The per share weighted-average fair value of stock options granted during the years ended March 31, 2001, 2000, and 1999 was $.26, $2.40, and $4.60, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Year ended March 31, 2001 — Expected dividend yield of zero, expected volatility of .7517, risk-free interest rate of 5.97%, and an expected life of 5 years. Year ended March 31, 2000 — Expected dividend yield of zero, expected volatility of .8319, risk-free interest rates ranging from 4.70% to 5.68%, and an expected life of 5 years. Year ended March 31, 1999 — Expected dividend yield of zero, expected volatility of .5832, risk-free interest rates ranging from 4.49% to 5.68%, and an expected life of 5 years.

      The Company applies APB Opinion No. 25 and all related interpretations in accounting for options granted to its employees and directors under its Plans and, accordingly, in Fiscal 2001, 2000, and 1999, compensation expenses of $0, $101,284, $121,967, respectively, have been recognized in conjunction with the vesting of stock options. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below:

		Fiscal 2001	Fiscal 2000	Fiscal 1999

Income (loss) available to common stockholders:	As reported	$5,394,863	$(4,708,076)	$(6,458,408)

	Pro forma	5,338,867	(6,460,011)	(7,669,176)

Basic income (loss) per common share:	As reported	$.68	$(.59)	$(.79)

	Pro forma	.68	(.82)	(.94)

Diluted income (loss) per common share:	As reported	$.66	$(.59)	$(.79)

	Pro forma	.66	(.82)	(.94)

      Pro forma net loss and loss per share reflect only options granted during the years ended March 31, 1996 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss and loss per share amounts presented above because compensation cost is reflected over the options vesting period of one to five years and compensation cost for options granted prior to April 1, 1995 is not considered.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Stock option activity during the periods indicated is as follows:

		Weighted-
		Average
	Number of Shares	Exercise Price

Balance at March 31, 1998	1,095,066	$10.82

Granted	1,300,000	15.21

Exercised	(4,000)	6.75

Cancelled/forfeited	(701,190)	12.02

Balance at March 31, 1999	1,689,876	13.71

Granted	368,500	5.37

Exercised	—

Cancelled/forfeited	(436,809)	10.85

Balance at March 31, 2000	1,621,567	12.58

Granted	1,081,000	.39

Exercised	—

Cancelled/forfeited	(1,272,192)	12.75

Balance at March 31, 2001	1,430,375	3.17

      The following table summarizes information about stock options outstanding at March 31, 2001:

		Weighted Average			Weighted Average
	Number of	Remaining		Number of	Exercise Price
Range of	Options	Contractual Life	Weighted Average	Options	of Exercisable
Exercise Price	Outstanding	(Years)	Exercise Price	Exercisable	Options

$.39	1,041,000	9.3	$.39	—	—
3.63 – 5.75	97,708	1.8	4.79	97,708	$4.79
9.19 – 12.06	150,834	2.8	10.34	150,834	10.34
13.50 – 15.88	125,000	2.6	14.24	125,000	14.24
18.70 – 21.00	15,833	2.6	20.03	15,833	20.03

Totals	1,430,375	4.3	$3.17	389,375	$10.59

      At March 31, 2001, 2000 and 1999, the number of options exercisable was 389,375, 685,309 and 447,882, respectively, and the weighted-average exercise price of those options was $ 10.59, $12.58 and $11.00, respectively.

      During the year ended March 31, 1996, the Company granted warrants to purchase a total of 98,000 shares of common stock at $17.50 per share in consideration for services provided by unrelated third parties. The warrants expired in September and October, 1999. No warrants were granted or exercised during the years ended March 31, 2001, 2000 and 1999.

      In June 2000, 735,500 options previously issued were voluntarily surrendered. In September 2000, the Board of Directors granted a total of 1,041,000 options, subject to the approval of the Company’s stockholders, which approval was subsequently given. These new options have an exercise price of $0.39 per share, which was above the then current market price per share of the Company’s common stock. Pursuant to the provisions of FASB Interpretation No. 44, 735,500 of these options are to be accounted for using variable plan accounting until such options are exercised, forfeited, or expire unexercised. During the year ended March 31, 2001, no compensation expense was recorded as the market price of the Company’s common stock remained below the exercise price of such options.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Extraordinary Income:

      During the fiscal year ended March 31,2001, the Company abandoned its Olancha project on Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $11,000 (Note 11), and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $758,000.

      During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt.

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

Note 20. Other Income:

      The Company has owned a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (“CCWD”), located in San Bernardino County, California, in connection with certain water sold or made available to CCWD by the Fontana Union Water Company, a mutual water company principally owned by Kaiser Ventures, Inc. (“KVI”), under a 100-year lease. In March, 2001 KVI completed the sale of its interest in the Fontana Union Water Company to CCWD. As a result of the sale, the Company became entitled to 3.7398% of the net sales proceeds to KVI, after certain offsets for KVI’s transaction expenses. On March 23, 2001, the Company received net proceeds from the sale realizing a gain of $879,208, after providing for transaction costs and a residual interest due to an unrelated third party.

      In March 2000, the company sold 714.5 shares of the Fontana Mutual Water Company, and realized a gain on the sale in the amount of $394,745.

      On June 30, 1998, the Company entered into an agreement with two of its former officers to sell its 40% interest in an option (the “IWT Option”) to purchase certain outstanding shares of Integrated Water Technologies, Inc., an unaffiliated water consulting company. In exchange, one former officer agreed to the cancellation of 56,858 stock options to purchase Company common stock at $5.4375, and additional options to purchase 296,000 shares of the Company stock by these two former officers were cancelled. In addition, the Company’s obligation to pay $290,637 of the remaining severance costs recorded in the prior fiscal year ended March 31, 1998 to one of the former officers, was cancelled as of May 15, 1998. Accordingly, the sale of the IWT Option resulted in the Company recognizing other income of $290,637 for the year ended March 31, 1999.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. General and Administrative:

      General and administrative expenses for the years ended March 31, 2001, 2000 and 1999 consist of the following:

	2001	2000	1999

Payroll and related costs	$1,461,091	$2,242,856	$1,989,138

Legal and accounting	331,435	425,112	576,055

Consulting and engineering	675,724	1,454,902	912,050

Travel	97,613	220,380	159,955

(Recovery of) allowance for water project costs	(85,425)	1,018,717	1,294,065

Impairment of assets	762,770	1,165,982	—

Other corporate expenses	690,787	920,666	873,929

	$3,933,995	$7,448,615	$5,805,192

Note 22. Employee Benefit Plan:

      The Company has a 401(k) Plan for all employees. Employer contributions by the Company are discretionary. In the three most recent fiscal years, the Company has matched a percentage of the contributions of participating employees. Company matching contributions for the years ended March 31, 2001, 2000 and 1999 amounted to $7,197, $16,194 and $9,892, respectively.

Note 23. Segment Information:

      The Company has two operating segments: a) the acquisition and development of water rights and the sale or lease of its water, and b) the sale of real estate interests acquired in connection with the acquisition of water rights. Information concerning the operating segments as of March 31, 2001, 2000 and 1999 and for the years then ended is as follows:

	2001	2000	1999

Segment revenue:

Water	$2,126,695	$2,796,037	$1,477,375

Real estate	—	—	345,615

	$2,126,695	$2,796,037	$1,822,990

Net income (loss):

Water	$372,020	$1,028,323	$476,377

Real estate	—	—	161,615

Non-segment	(1,686,522)	(4,213,626)	(6,072,900)

	$(1,314,502)	$(3,185,303)	$(5,434,908)

Depreciation and amortization expense:

Water	$1,063,437	$959,387	$477,369

Non-segment	172,690	137,959	148,578

	$1,236,127	$1,097,346	$625,947

Assets:

Water	$16,221,985	$23,581,227	$25,579,150

Real estate	5,104,836	5,422,604	4,505,227

Non-segment	8,319,486	8,697,119	17,546,483

	$29,646,307	$37,700,950	$47,630,860

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      For the years ended March 31, 2001, 2000 and 1999, the Company recognized revenue of $1,286,971, $1,282,600 and $641,330, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

Note 24. Commitments and Contingencies:

      The Company has several non-cancelable office equipment, office space and farmland operating leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $74,341, $163,034, $123,866 for the years ended March 31, 2001, 2000 and 1999, respectively.

      In addition, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood in September 1998. In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount escalates over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year. The fees for subsequent years are to be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by MWD for full service untreated water and the price components established by the West Basin Municipal Water District for MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

      Future minimum leases payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2000 are:

	Water Rights	Others	Total

Year ended March 31, 2002	$200,070	$124,449	$324,519

Year ended March 31, 2003	207,630	87,630	295,260

Year ended March 31, 2004	215,190	91,135	306,325

Year ended March 31, 2005	33,750	7,619	41,369

Year ended March 31, 2006	33,750	—	33,750

Thereafter	253,133	—	253,133

Total minimum lease payments	$943,523	$310,833	$1,254,356

      In September 1997, the Company entered into a water purchase agreement with the San Bernardino Valley Municipal Water District (“SBVMWD”) pursuant to which the SBVMWD agreed, subject to certain conditions still to be satisfied, to sell to the Company 100,000 acre feet of surplus California State Water Project water during the next ten years. The agreement provides for the delivery of 10,000 acre-feet of water annually, with an option for the Company to accelerate deliveries if surplus water is available. The Company will pay SBVMWD $150 per acre-foot of water in the first year, escalating at 3.5% annually. The agreement requires the approval of the California Department of Water Resources (“DWR”) for the sale of the water from SBVMWD to the Company. On September 30, 1997, the MWD filed a complaint in the Superior Court of California for the County of Los Angeles, against SBVMWD, the Company and Santa Margarita Water District in order to block the water sale, and separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company on December 22, 1997. While the outcome of these proceedings cannot be predicted, the Company believes that these lawsuits will not have a material adverse impact on the Company’s financial condition, or results of operations. Until the lawsuits are settled, the Company does not expect to purchase any water under its contract with SBVMWD.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company is the general partner of Western Agua, L.P. (“Western Agua”), a partnership that agreed to provide consulting services to the Nevada LLC pursuant to the Consulting Agreement (“Consulting Agreement”). The Nevada LLC purported to terminate the Consulting Agreement on March 13, 1998 based on Western Agua’s purported willful breach of the Consulting Agreement. On November 10, 1998, Western Agua filed an action in the San Diego Superior Court against the Nevada LLC for breach of contract, specific performance and an accounting relating to the Consulting Agreement. Western Agua’s complaint seeks a judicial declaration that the Consulting Agreement is not terminated and remains in full force and effect. On March 12, 1999, after the Company successfully challenged the legal sufficiency of the Nevada LLC’s original cross-complaint, the Nevada LLC filed an amended cross-complaint against Western Agua and the Company. The amended cross-complaint contains claims for breach of contract, breach of fiduciary duty, and declaratory relief, and seeks compensatory damages in excess of $100,000, an order enjoining cross-defendants from the development, sale and/or management of sale of water in areas prohibited by section 5 of the Consulting Agreement, and a judicial declaration that cross-defendants have breached the Consulting Agreement and that the Nevada LLC has not.

      Effective September 1, 1999 (the “Effective Date”), the Company, Western Agua and Nevada LLC entered into an agreement wherein they agreed that: (1) The action would be dismissed without prejudice; (2) From the Effective Date forward, the Company and Western Agua were relieved of restrictions on certain water-related business activities; (3) All claims, counterclaims and defenses by Western Agua and the Company, on the one hand, against Nevada LLC, on the other hand, and all claims, counterclaims and defenses by Nevada LLC, on the one hand, against Western Agua and/or the Company, on the other hand, would be preserved without regard to the passage of time, from the Effective Date through and including July 31, 2002; and (4) Nevada LLC would deliver notice to Western Agua on or before June 30, 2002 of the amount of the consulting fee, if any, which would be owed by Nevada LLC to Western Agua if the Consulting Agreement were in effect as of April 23, 2002.

      The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, the Company, upon advice of its legal counsel, believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25. Supplemental Disclosure of Cash Flow Information:

	2001	2000	1999

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,315,461	$1,197,160	$1,523,582

Interest capitalized during the period	—	83,749	82,565

Cash paid during the period for income taxes	3,200	3,200	3,200

Preferred stock issued in lieu of cash dividend	—	—	698,736

Accretion of preferred stock to redemption value	38,255	35,819	33,099

Unrealized gain (loss) on available-for-sale-securities	—	—	(117,233)

Reduction of debt as a result of transfer of land held for sale:

Long-term debt	—	(42,000)	—

Land held for sale	—	42,000	—

Forgiveness of note receivable and related accrued interest from purchase of land held for sale:

Land held for sale	—	(365,024)	—

Note Receivable	—	343,699	—

Other current assets	—	21,325	—

Write off of water rights and other water assets:

Other water assets	—	(339,364)	—

Water rights	—	826,618	—

Write-off of property, equipment and related accumulated depreciation:

Property and equipment	(99,108)	(2,678)	(2,477)

Accumulated depreciation	99,108	134	495

Excess of carrying value over amount paid to retire Preferred Stock:

Series D Preferred Stock	(10,000,000)	—	—

Series F Preferred Stock	364,000	—	—

Common stock	175	—	—

Additional paid-in capital	38,325	—	—

Restricted cash	3,853,643	—	—

	$(5,743,857)	$—	$—

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 26. Quarterly Financial Data (Unaudited):

      The Fiscal 2001 quarterly financial data, as reported in the Company’s previously filed Quarterly Reports on Form 10-Q, have been adjusted to reflect the implementation of SAB 101 in the fourth quarter of Fiscal 2001, retroactive to April 1, 2000.

      The following is a summary of quarterly results for the fiscal years ended March 31, 2001 and 2000:

Fiscal 2001 quarters ended:	June 30	September 30	December 31	March 31

Water revenue	$450,948	$525,258	$712,132	$438,357

Loss from operations	(598,122)	(700,897)	(644,531)	(1,381,360)

Extraordinary gain	—	—	385,477	768,617

Cumulative effect of change in accounting principle	—	—	—	(237,065)

Net income (loss)	$(894,039)	$(399,172)	$165,379	$(186,670)

Net income (loss) available to common stockholders	$(1,090,944)	$(964,554)	$2,090,714	$5,359,647

Earnings per share:

Basic:

Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(.14)	$(.12)	$.21	$.61

Extraordinary income on extinguishment of debt	—	—	.05	.10

Cumulative effect of change in accounting principle	—	—	—	(.03)

	$(.14)	$(.12)	$.26	$.68

Diluted:

Income (loss) available to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$(.14)	$(.12)	$.18	$.52

Extraordinary income on extinguishment of debt	—	—	.04	.08

Cumulative effect of change in accounting principle	—	—	—	(.02)

	$(.14)	$(.12)	$.22	$.58

Weighted average shares:

Basic	7,894,012	7,894,012	7,894,012	7,923,179

Diluted	7,894,012	7,894,012	9,611,544	9,930,254

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2000 quarters ended:	June 30	September 30	December 31	March 31

Water revenue	$472,420	$376,165	$1,580,573	$366,879

Loss from operations	(1,388,552)	(1,577,409)	(1,176,260)	(2,278,071)

Extraordinary gain	—	3,489,803	—	—

Net income (loss)	$(1,572,129)	$1,729,603	$(1,327,066)	$(2,015,711)

Net income (loss) applicable to common stockholders	$(1,768,320)	$1,164,761	$(1,523,607)	$(2,580,910)

Earnings per share:

Earnings per share — basic and diluted:

Basic and diluted income (loss) before extraordinary item	$(.22)	$(.29)	$(.19)	$(.26)

Extraordinary income on extinguishment of debt	—	.44	—	—

	$(.22)	$.15	$(.19)	$(.26)

Weighted average shares — basic and diluted	7,933,440	7,899,725	7,895,213	7,894,012