Form 10-Q
period 2001-06-30
WESTERN WATER CO
filed 2001-08-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 0-18756

WESTERN WATER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	33-0085833
(State of Incorporation)	(I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, CA 94801

          (Address of principal executive offices)        (Zip code)

(510) 234-7400

(Registrant’s telephone number, including area code)

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

YES  ☒                NO  ☐

      As of July 31, 2001, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

i

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30 and March 31, 2001
(Unaudited)

ASSETS

	2001

	June 30,	March 31,

Current assets:

Cash and cash equivalents	$5,442,171	$7,138,615

Current portion of notes receivable	71,737	86,413

Other current assets	655,137	476,473

Total Current Assets	6,169,045	7,701,501

Notes receivable, less current portion	130,473	135,709

Land held for sale	5,104,836	5,104,836

Water rights	13,268,264	13,267,387

Prepaid leasing costs, net of accumulated amortization	1,897,386	1,951,546

Other water assets	1,004,855	1,003,052

Deferred debt costs, net of accumulated amortization	241,452	257,750

Property and equipment, net of accumulated depreciation	77,624	86,274

Other assets	114,010	138,252

	$28,007,945	$29,646,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$96,190	$189,567

Accrued expenses and other liabilities	440,532	798,982

Current maturities of long-term debt	802,960	780,502

Total Current Liabilities	1,339,682	1,769,051

Deferred revenue	824,120	824,120

Long-term debt, less current maturities	1,275,438	1,494,864

9% Convertible subordinated debentures	8,817,778	8,831,112

Total Liabilities	12,257,018	12,919,147

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at June 30 and March 31, 2001, respectively	7,484,528	7,475,121

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,000 shares issued and outstanding (aggregate liquidation preference of $2,000,000) at June 30 and March 31, 2001, respectively	414,018	366,909

Stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at June 30 and March 31, 2001, respectively	8,410	8,410

Additional paid-in capital	24,703,115	24,487,116

Deferred compensation	(159,000)	—

Accumulated deficit ($14,405,252 of accumulated deficit eliminated in quasi-reorganization of October 1, 1994)	(15,325,274)	(14,235,526)

Treasury stock, at cost, 341,200 shares at June 30, and March 31, 2001	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	7,852,381	8,885,130

	$28,007,945	$29,646,307

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Water revenue	$451,740	$450,948

Cost of water revenue	283,110	244,888

Gross Profit	168,630	206,060

General and administrative expenses	737,245	804,182

Operating Income (Loss)	(568,615)	(598,122)

Other Income (Expenses):

Interest income	35,142	29,572

Interest expense	(205,682)	(330,947)

Gain on sale of investment in limited liability company	—	3,333

Other	(11,449)	5,325

	(181,989)	(292,717)

Income (Loss) before Income Taxes	(750,604)	(890,839)

Income Taxes (Note 2)	3,200	3,200

Net Income (Loss) before cumulative effect of change in accounting principle	(753,804)	(894,039)

Cumulative effect of change in accounting principle	—	(237,065)

Net Income (Loss)	(753,804)	(1,131,104)

Accretion of preferred stock to redemption value	(56,516)	(9,405)

Preferred stock dividends	(279,428)	(187,500)

Net Income (Loss) Applicable to Common Stockholders	$(1,089,748)	$(1,328,009)

Basic and diluted net income (loss) per common share applicable to common stockholders:

Income (loss) before cumulative effect of change in accounting principle	$(0.14)	$(0.14)

Cumulative effect of change in accounting principle	—	(0.03)

	$(0.14)	$(0.17)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(753,804)	$(1,131,104)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	252,988	268,535

Compensation expense on vested compensatory stock options	56,999	—

Gain on extinguishment of debt	(5,925)	—

Cumulative effect of change in accounting principle	—	237,065

Gain on sale of investment in limited liability company	—	(3,333)

Changes in assets and liabilities:

(Increase) decrease in:

Other current assets	(178,664)	(98,966)

Other assets and other water assets	22,439	—

Increase (decrease) in:

Accounts payable	(93,377)	(70,332)

Accrued expenses and other liabilities	(358,450)	(167,066)

Net cash used in operating activities	(1,057,794)	(965,201)

Cash Flows from Investing Activities:

Principal payments received on notes receivable	19,912	127,591

Prepayment of leasing costs	(173,880)	—

Additions to water rights	(877)	(10,244)

Net cash (used in) provided by investing activities	(154,845)	117,347

Cash Flows from Financing Activities:

Release of restricted cash	—	187,500

Preferred stock dividends	(279,428)	(187,500)

Purchase of convertible subordinated debentures	(7,409)	—

Principal payments on long-term debt	(196,968)	(157,000)

Net cash used in financing activities	(483,805)	(157,000)

Net decrease in cash and cash equivalents	(1,696,444)	(1,004,854)

Cash and cash equivalents, beginning of period	7,138,615	1,971,614

Cash and cash equivalents, end of period	$5,442,171	$966,760

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

  Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated balance sheet of Western Water Company and Subsidiaries as of June 30, 2001, the consolidated statements of operations and cash flows for the three months ended June 30, 2001 and 2000. The results of the three-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company.

      The Company has restated the results for the three months ended June 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001, effective as of April 1,2000. Refer to Note 1 under “revenue recognition — water” in the Company’s Form 10-K for the fiscal year ended March 31, 2001. Such restatement for the three months ended June 30, 2000 increased the net loss by $237,065.

      The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements as stated in its annual report on Form 10-K for the fiscal year ended March 31, 2001, except as follows.

  Derivative Instruments and Hedging Activities

      Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities.” SFAS 133, as amended, establishes accounting and reporting standards for derivative financial instruments. Specifically, SFAS 133 requires an entry to recognize all derivatives as either assets or liabilities in the statement of financial position, and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders’ equity or net income, depending upon whether the derivative instrument qualifies as a hedge for accounting purposes, and, if so, the nature of the hedging activity. The adoption of SFAS 133 did not have a material impact on the Company’s financial statements.

      The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet hedging criteria is marked to market each period.

  Net Income (Loss) Per Share

      The weighted average shares used for basic and diluted net income per share were 8,069,012 and 7,894,012 shares for the three months ended June 30, 2001 and 2000, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2001
(Unaudited)

      Stock options to purchase 1,460,375 and 456,002 shares of common stock at exercise prices ranging from $0.39 – $21.00 for the three months ended June 30, 2001 and $2.00 – $21.00 for the three months ended June 30, 2000, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

      During the quarter ended June 30, 2000, 749,000 options to purchase common stock were surrendered by employees to the Company.

      Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into the following number of shares of common stock at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net income per share for the three months ended June 30, 2001 and 2000 as their effect would have been anti-dilutive:

	Three months ended
	June 30,

	2001	2000

Convertible debentures	555,976	614,124

Series C redeemable preferred stock	463,779	591,221

Series F redeemable preferred stock	357,143	—

  Segment Reporting

      Management evaluates the results of the Company as a single operating segment — the development of water rights and the sale or lease of water. For each of the three month periods ended June 30, 2001 and 2000, the Company recognized revenue of $320,231 from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

Note 2. Income taxes:

      Management does not expect there will be taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2001.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2001
(Unaudited)

Note 3. Supplemental Cash Flow Information:

	Three months ended June 30,

	2001	2000

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$82,053	$108,338

Cash paid during the period for income taxes	3,200	3,200

Supplemental disclosure of non-cash investing and financing activities:

Recognition of gain on sale of investment in limited liability company	—	(3,333)

Accretion of preferred stock to redemption value	56,516	9,405

Recognition of deferred compensation on stock options:

Deferred compensation	(215,999)	—

Additional paid-in capital	215,999	—

	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2001, the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2001, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-3 filed by the Company.

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company is also facing pressing financial issues brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue.

Results of Operations

      The following is a description of the Company’s results of operations for the three months ended June 30, 2001 and 2000. The results for the quarter ended June 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of April 1, 2000.

CONSOLIDATED

	Three months ended June 30,

	2001	2000

Revenue	$452,000	$451,000

Loss before income taxes	(751,000)	(891,000)

Income taxes	3,000	3,000

Loss before cumulative effect of change in accounting principle	(754,000)	(894,000)

Cumulative effect of change in accounting principle	—	(237,000)

Net loss	(754,000)	(1,131,000)

Accretion of preferred stock to redemption value	(57,000)	(9,000)

Preferred stock dividends	(279,000)	(188,000)

Net loss applicable to common stockholders	(1,090,000)	(1,328,000)

Basic and diluted net loss applicable to common stockholders	$(.14)	$(.17)

      Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2001.

WATER RIGHTS

	Three months ended
	June 30,

	2001	2000

Revenue	$452,000	$451,000

Cost of Revenue	283,000	245,000

Gross Profit	$169,000	$206,000

Cumulative effect of change in accounting principle	—	$(237,000)

      Water rights revenue for the three months ended June 30, 2001 resulted from $321,000 of water sales to the City of Inglewood, and $131,000 from the lease of water rights. Cost of revenue for the three months ended June 30, 2001 was $283,000 including $10,000 of fees and lease costs related to the water sales to the City of Inglewood.

      Water rights revenue for the three months ended June 30, 2000 resulted from $321,000 of water sales to the City of Inglewood, $130,000 from the lease of water rights. Cost of revenue for the three months ended June 30, 2000 was $245,000 and included fees and lease costs related to the water sales to the City of Inglewood and amortization of the Cucamonga Water Fee Agreement.

      In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changed the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue of $974,000 and cost of water revenue of $737,000. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,000 to the Fiscal 2001 consolidated statement of operations. The Company has restated the results for the three months ended June 30, 2000 to reflect the adoption of SAB 101.

REAL ESTATE

      From time to time, the Company disposes of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. The Company retains a substantial portion of its water rights on the properties sold. During the three months ended June 30, 2001 and 2000, there were no such real estate sale transactions. The Company did not sell any real estate, and, therefore, had no revenue or cost of sales from the sale of real estate.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended
	June 30,

	2001	2000

General and Administrative Expenses	$737,000	$804,000

      General and administrative expenses for the three months ended June 30, 2001 decreased by $67,000 (8%) from the comparable period ended June 30, 2000. The decrease was partially due to a decrease in salaries and fringe benefits as the Company continued to downsize its staff, and consolidate its administrative operations into its Point Richmond, California headquarters.

OTHER NON-SEGMENT INFORMATION

	Three months ended June 30,

	2001	2000

Interest income	$35,000	$30,000

Interest expense	(206,000)	(331,000)

Gain on sale of investment in limited liability company	—	3,000

Other	11,000	5,000

      Interest income is comprised of interest earned on the Company’s cash and cash equivalents and investments and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income increased slightly for the three months ended June 30, 2001 from the comparable period ended June 30, 2000, due primarily to a higher average invested cash balance for the three months ended June 30, 2001.

      Interest expense for the three months ended June 30, 2001 and 2000 primarily includes $199,000 and $219,000, respectively, of interest related to the principal amount of outstanding Debentures. The decrease in interest expense was primarily due to the lower principal balance related to the Debentures during the quarter ended June 30, 2001, and to a decrease in the interest rate on the Company’s variable rate debt during the same quarter.

Liquidity and Capital Resources

      As of June 30, 2001 the Company had working capital and a current ratio of $4,829,000 and 4.60 to 1, as compared to working capital and a current ratio of $5,932,000 and 4.35 to 1, respectively, at March 31, 2001. The reduction in working capital was due to cash used in first quarter operations, payment of dividends on Series C preferred stock, prepayment of leasing costs, and principal payments on long-term debt.

      For the three months ended June 30, 2001, the Company had a net loss of $754,000 and net cash used in operating activities of $1,058,000.

      The Company is committed to certain material expenditures over the next several years, including the following:

•	Scheduled payments of principal on existing outstanding indebtedness, excluding debentures, for the remainder of the fiscal year ending March 31, 2002 and fiscal years ending March 31, 2003, 2004, 2005 and 2006 are $653,000, $903,000, $463,000, $28,000 and $31,000, respectively.

•	The Company is required to make semi-annual interest payments of $397,000 on the $8,818,000 principal amount of Debentures. The principle balance of the Debentures is due September 30, 2005.

•	The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on July 15 and January 15 of each year (aggregating $559,000 per year).

•	The holders of Series F Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $60 per share, payable semi-annually on July 15, and January 15 of each year, beginning on July 15, 2001, in cash or in additional shares of Series F Preferred Stock, at the discretion of the Company, (aggregating $120,000 per year).

•	Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid. This amount escalates over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years is determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the Metropolitan Water District (“MWD”) for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

      The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions and revenues, if any, derived from the Company’s long-term water development projects. Based on the Company’s current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company’s working capital needs during the current fiscal year. Accordingly, the Company’s future operations will be funded primarily from the Company’s existing financial resources, from occasional sales of non-strategic assets, and from proceeds the Company may derive from such future water sale transactions that the Company may from time to time consummate.

      The Company believes that its existing capital resources will be sufficient to fund the Company’s foreseeable working capital needs for a period of at least one year from the date of this report. The Company believes it will be able to meet its anticipated financial obligations in the next twelve months from proceeds derived from on-going operations and proceeds from the sale of certain existing, non-strategic assets. However, no assurance can be given that the Company will be able to sell its assets as planned. In addition, because of delays and uncertainty regarding regulatory and other approvals of pending water sales transactions, the Company believes its revenue will be insufficient to support its overhead.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial statements, and it is currently evaluating the effect of SFAS 142 on its financial statements.

Item 3. Quantitative and Qualitative Market Risk Disclosures

      The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt for the fiscal years ended is as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

Fixed rate debt	$11,000	$71,000	$26,000	$28,000	$8,849,000	$70,000	$9,055,000

Weighted average interest rate	8.0%	8.7%	8.3%	9.0%	9.0%	9.0%	8.9%

Variable rate debt	$572,000	$832,000	$437,000	—	—	—	$1,841,000

Weighted average interest rate	5.9%	5.9%	5.9%	—	—	—	5.9%

      The Company’s variable rate on its variable rate debt is capped at 7.5%.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)  No exhibits are filed as part of this report:

      (b)  No reports on Form 8-K were filed during the prior fiscal quarter.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: August 14, 2001

By:	/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)