Form 10-Q
period 2001-09-30
WESTERN WATER CO
filed 2001-11-09
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      As of November 7, 2001, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

Item		Page

PART I — FINANCIAL INFORMATION

1	Financial statements:
	Unaudited consolidated balance sheets — September 30 and March 31, 2001	2
	Unaudited consolidated statements of operations — Three months ended September 30, 2001 and 2000	3
	Unaudited consolidated statements of operations — Six months ended September 30, 2001 and 2000	4
	Unaudited consolidated statements of cash flows — Six months ended September 30, 2001 and 2000	5
	Notes to consolidated financial statements	6

2	Management’s discussion and analysis of financial condition and results of operations	8

3	Quantitative and qualitative market risk disclosures	12
PART II — OTHER INFORMATION

4	Submission of Matters to Vote of Security Holders	13

6	Exhibits and Reports on Form 8-K	13
	Signatures	14

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30 and March 31, 2001
(Unaudited)

	2001

	September 30	March 31

ASSETS
Current assets:
Cash and cash equivalents	$4,566,507	$7,138,615
Current portion of notes receivable	51,772	86,413
Other current assets	392,128	476,473

Total Current Assets	5,010,407	7,701,501
Notes receivable, less current portion	223,145	135,709
Land held for sale	4,926,651	5,104,836
Water rights	13,269,142	13,267,387
Prepaid leasing costs, net of accumulated amortization	1,703,095	1,951,546
Other water assets	999,904	1,003,052
Deferred debt costs, net of accumulated amortization	225,154	257,750
Property and equipment, net of accumulated depreciation	73,164	86,274
Other assets	112,556	138,252

Total Assets	$26,543,218	$29,646,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,978	$189,567
Accrued expenses and other liabilities	177,919	798,982
Current maturities of long-term debt	823,460	780,502

Total Current Liabilities	1,224,357	1,769,051
Deferred revenue	824,120	824,120
Long-term debt, less current maturities	1,077,938	1,494,864
9% Convertible subordinated debentures	8,817,778	8,831,112

Total Liabilities	11,944,193	12,919,147

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at September 30 and March 31, 2001, respectively	7,489,386	7,475,121
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,060 and 2,000 shares issued and outstanding (aggregate liquidation preference of $2,060,000 and $2,000,000) at September 30 and March 31, 2001, respectively	425,406	366,909
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at September 30 and March 31, 2001, respectively	8,410	8,410
Additional paid-in capital	24,661,115	24,487,116
Deferred compensation	(113,630)	—
Accumulated deficit ($14,405,252 of accumulated deficit eliminated in quasi-reorganization of October 1, 1994)	(16,496,792)	(14,235,526)
Treasury stock, at cost, 341,200 shares at September 30, and March 31, 2001	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	6,684,233	8,885,130

Total Liabilities and Stockholders’ Equity	$26,543,218	$29,646,307

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Water revenue	$328,729	$525,258
Cost of water revenue	234,067	349,989

Gross Profit	94,662	175,269
General and administrative expenses	789,506	876,166

Operating Income (Loss)	(694,844)	(700,897)

Other Income (Expenses):
Interest income	39,952	194,044
Interest expense	(233,660)	(286,783)
Gain on sale of assets	16,065	428,225
Other	(3,358)	(33,761)

	(181,001)	301,725

Income (Loss) before Income Taxes	(875,845)	(399,172)
	—	—

Net Income (Loss)	(875,845)	(399,172)
Accretion of preferred stock to redemption value	(5,325)	(9,405)
Preferred stock dividends	(290,348)	(555,977)

Net Income (Loss) Applicable to Common Stockholders	$(1,171,518)	$(964,554)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.15)	$(0.12)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Water revenue	$780,469	$976,206
Cost of water revenue	517,177	594,877

Gross Profit	263,292	381,329
General and administrative expenses	1,526,751	1,680,348

Operating Income (Loss)	(1,263,459)	(1,299,019)

Other Income (Expenses):
Interest income	75,094	223,616
Interest expense	(439,342)	(617,730)
Gain on sale of assets	16,065	431,558
Other	(14,807)	(28,436)

	(362,990)	9,008

Income (Loss) before Income Taxes	(1,626,449)	(1,290,011)
Income taxes	(3,200)	(3,200)

Net income (loss) before cumulative effect of change in accounting principle	(1,629,649)	(1,293,211)
Cumulative effect of change in accounting principle	—	(237,065)

Net Income (Loss)	(1,629,649)	(1,530,276)
Accretion of preferred stock to redemption value	(61,841)	(18,810)
Preferred stock dividends	(569,776)	(743,477)

Net Income (Loss) Applicable to Common Stockholders	$(2,261,266)	$(2,292,563)

Basic and diluted net income (loss) per share:
Applicable to common stockholders before cumulative effect of change in accounting principle	$(0.29)	$(0.26)
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss)	$(0.29)	$(0.29)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$(1,629,649)	$(1,530,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	501,786	529,493
Compensation expense on vesting of unexercised compensatory stock options	60,369	—
Gain on sale of land	(16,065)	—
Gain on extinguishment of debt	(5,925)	—
Gain on sale of investment in limited liability company	—	(3,333)
Gain on sale of water rights	—	(428,225)
Cumulative effect of change in accounting principle	—	237,065
Changes in assets and liabilities:
(Increase) decrease in:
Other current assets	84,345	(64,342)
Other assets	28,844	(6,018)
Increase (decrease) in:
Accounts payable	33,411	(62,667)
Accrued expenses and other liabilities	(621,063)	(217,137)

Net cash used in operating activities	(1,563,947)	(1,545,440)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	49,405	196,602
Proceeds from sale of land, net of selling costs	92,051	—
Proceeds from sale of water rights	—	4,290,880
Additions to water rights	(1,755)	(13,886)
Prepayment of leasing costs	(207,629)	(166,319)

Net cash provided by (used in) investing activities	(67,928)	4,307,277

Cash Flows from Financing Activities:
Release of restricted cash	—	375,000
Repurchase of debentures	(7,409)	—
Preferred stock dividends	(558,857)	(743,477)
Principal payments on long-term debt	(373,967)	(362,950)

Net cash used in financing activities	(940,233)	(731,427)

Net increase (decrease) in cash and cash equivalents	(2,572,108)	2,030,410
Cash and cash equivalents, beginning of period	7,138,615	1,971,614

Cash and cash equivalents, end of period	$4,566,507	$4,002,024

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1.     Summary of Significant Accounting Policies and Practices:

Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries as of September 30, 2001 and March 31, 2001, the consolidated statements of operations and cash flows for the six months ended September 30, 2001 and 2000. The results of the three-month and six-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company.

      The Company has restated the results for the three and six months ended September 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001, effective as of April 1, 2000. Refer to Note 1 under “revenue recognition — water” in the Company’s Form 10-K for the fiscal year ended March 31, 2001. Such restatement decreased the net loss by $44,700 for the three months ended September 30, 2000 and increased the net loss by $192,365 for the six months ended September 30, 2000.

      The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

      The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked to market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet hedging criteria is marked to market each period.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

      The weighted average shares used for basic and diluted net income per share were 8,069,012 and 7,894,012 shares for the three and six months ended September 30, 2001 and 2000, respectively.

      Stock options to purchase 1,476,166 and 1,297,000 shares of common stock at exercise prices ranging from $0.39 — $18.69 and $0.39 — $13.50 for the three and six months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

      Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 614,123, 611,593 and 1,112,347 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net income per share for the three and six months ended September 30, 2000 as their effect would have been anti-dilutive.

      Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 367,857 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three and six months ended September 30, 2001 as their effect would have been anti-dilutive.

Segment reporting

      Management evaluates the results of the Company as a single operating segment — the development of water rights and the sale or lease of water. For the three and six month periods ended September 30, 2001 and 2000, respectively, the Company recognized revenue of $320,231 and $640,462, and $320,665 and 641,330, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

Note 2.     Income taxes:

      Management does not expect there will be taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 2001.

Note 3.     Supplemental Cash Flow Information:

	Six Months Ended
	September 30,

	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$82,053	$108,338
Cash paid during the period for income taxes	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Recognition of gain on sale of investment in limited liability company	—	(3,333)
Accretion of preferred stock to redemption value	61,841	18,810
Recognition of deferred compensation on stock options:
Deferred compensation	(173,999)	—
Additional paid-in capital	173,999	—
Issuance of paid-in-kind Series F Preferred Stock dividend	10,919	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2001, the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2001, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company continues to face significant financial risk associated with the expenditure of funds for overhead and asset protection in the face of constrained operating revenue. To address these risks, the Company has reduced its overhead, deferred capital expenditures and focused its efforts on developing profitable water sales transactions that do not require substantial up-front financial investment. To date, the Company has not generated significant revenue from such efforts.

Results of Operations

      The following is a description of the Company’s results of operations for the three months ended September 30, 2001 and 2000. The results for the three and six months ended September 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of April 1, 2000.

Consolidated

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$329,000	$525,000	$780,000	$976,000

Loss before income taxes	$(876,000)	$(399,000)	$(1,627,000)	$(1,290,000)
Income taxes	—	—	3,000	3,000

Net loss before cumulative effect of change in accounting principle	(876,000)	(399,000)	(1,630,000)	(1,293,000)
Cumulative effect of change in accounting principle	—	—	—	(237,000)

Net loss	(876,000)	(399,000)	(1,630,000)	(1,530,000)
Accretion of preferred stock to redemption value	(6,000)	(9,000)	(62,000)	(19,000)
Preferred stock dividends	(290,000)	(557,000)	(570,000)	(743,000)

Net income (loss) applicable to common stockholders	$(1,172,000)	$(965,000)	$(2,261,000)	$(2,293,000)

Basic and diluted net income (loss) per share applicable to common stockholders	$(.15)	$(.12)	$(.29)	$(.29)

      Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the six months ended September 30, 2001 and 2000.

Water Rights

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$329,000	$525,000	$780,000	$976,000
Cost of Revenue	234,000	350,000	517,000	595,000

Gross Profit	$95,000	$175,000	$263,000	$381,000
Cumulative effect of change in accounting principle	—	—	—	$(237,000)

      Water revenue resulted from $321,000 and $641,000 of water sales to the City of Inglewood, and $8,000 and $139,000 from the lease of water rights for the three and six months ended September 30, 2001, respectively. Water revenue resulted from: (i) $321,000 and $641,000 of water sales to the City of Inglewood, (ii) $9,000 and $95,000 from the lease of water rights, (iii) $45,000 and $90,000 of payments received under the Fontana Water Resources Agreement and (iv) $150,000 of water revenue from water delivered to Westlands Water District for the three and six months ended September 30, 2000, respectively. Cost of water revenue for the three and six months ended September 30, 2001 includes $234,000 and $468,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood, and $49,000 related to the sale of certain water rights for the six months ended September 30, 2001. Cost of water revenue for the three and six months ended September 30, 2000 includes: (i) $245,000 and $490,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood, (ii) amortization of the Fontana Water Resources

Agreement, and (iii) $105,000 related to the water delivered to Westlands Water District. The Company sold its interest in the Fontana Water Resources Agreement in February 2001.

      In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changed the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue of $974,000 and cost of water revenue of $737,000. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,000 to the Fiscal 2001 consolidated statement of operations on April 1, 2000.

General and Administrative Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

General and Administrative Expenses	$790,000	$876,000	$1,527,000	$1,680,000

      General and administrative expenses for the three months ended September 30, 2001 decreased by $86,000 (10%) from the comparable period ended September 30, 2000, primarily due to a decrease in compensation attributable to a decrease in the number of employees. General and administrative expenses for the six months ended September 30, 2001 decreased by $153,000 (9%) from the comparable period ended September 30, 2000, primarily due to a decrease in outside professional fees.

Other Non-Segment Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income	$40,000	$194,000	$75,000	$224,000
Interest expense	234,000	287,000	439,000	618,000
Gain on sale of assets	16,000	428,000	16,000	431,000
Other income (expense)	(3,000)	(34,000)	(15,000)	(28,000)

      Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased substantially for the three and six month periods ended September 30, 2001 from the comparable periods ended September 30, 2000, due primarily to a lower average invested cash balances and substantially reduced rates of interest earned for the periods ended September 30, 2001.

      Interest expense for the three and six month periods ended September 30, 2001 and 2000 primarily includes interest related to the principal amount of outstanding Debentures. The decrease in interest expense was primarily due to the lower principal balance related to the Debentures during the periods ended September 30, 2001, and to a decrease in the outstanding principal balance and the interest rate on the Company’s variable rate debt during the same periods.

      From time to time, the Company disposes of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. During the three months ended September 30, 2001 the Company sold certain parcels of land for a gain of $16,000.

Liquidity and Capital Resources

      As of September 30, 2001 the Company had working capital and a current ratio of $3,786,000 and 4.09 to 1, as compared to working capital and a current ratio of $5,932,000 and 4.35 to 1, respectively, at March 31, 2001.

      For the six months ended September 30, 2001, the Company had a net loss of $1,630,000 and net cash used in operating activities of $1,564,000.

      The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent primarily on individually negotiated transactions and revenues, if any, derived from the Company’s long-term water development projects. Based on the Company’s current estimates, the Company expects that revenues from planned water sales and from its existing long-term water development projects will continue to be insufficient to fund the Company’s working capital needs during the current fiscal year. Accordingly, the Company’s future operations will be funded primarily from the Company’s existing financial resources, from occasional sales of non-strategic assets, and from revenue the Company may derive from future water sale transactions and/or from the Company’s long-term water development projects.

      The Company is committed to certain material expenditures over the next several years, including the following:

•	Scheduled payments of principal on existing outstanding indebtedness, excluding debentures, for the remainder of the fiscal year ending March 31, 2002 and fiscal years ending March 31, 2003, 2004, 2005 and 2006 are $406,000, $903,000, $463,000, $28,000 and $31,000, respectively.

•	The Company is required to make semi-annual interest payments of $397,000 on the $8,818,000 principal amount of Debentures. The principle balance of the Debentures is due September 30, 2005.

•	The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on July 15 and January 15 of each year (aggregating $559,000 per year).

•	The holders of Series F Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $60 per share, payable semi-annually on July 15, and January 15 of each year, in cash or in additional shares of Series F Preferred Stock, at the discretion of the Company. The July 15, 2001 dividend payment was paid in additional shares of Series F Preferred Stock.

•	Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount escalates over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750). The costs for subsequent years is determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the Metropolitan Water District (“MWD”) for full service untreated water and the price components established by the West Basin Municipal Water District for the MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water. Scheduled minimum lease payments based on the rates in effect on September 30, 2001 for the remainder of the fiscal year and for the years ending March 31, 2003, 2004, 2005 and 2006 are $507,000.

      The Company believes that its existing capital resources will be sufficient to fund the Company’s foreseeable working capital needs for a period of at least one year from the date of this report. The Company believes it will be able to meet its anticipated financial obligations in the next twelve months from existing resources, revenues derived from on-going operations and proceeds from the sale of certain existing, non-strategic assets. The Company believes its revenue from operations will be insufficient to support its overhead.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial statements, and it is currently evaluating the effect of SFAS 142 on its financial statements.

      In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 applies to all long-lived assets, (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in Fiscal 2003. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial statements.

Item 3.      Quantitative and Qualitative Market Risk Disclosures

      The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt for the fiscal years ended as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

Fixed rate debt	$11,000	$71,000	$26,000	$28,000	$8,849,000	$70,000	$9,055,000
Weighted average interest rate	8.0%	8.7%	8.3%	9.0%	9.0%	9.0%	8.9%
Variable rate debt	$395,000	$832,000	$437,000	—	—	—	$1,664,000
Weighted average interest rate	5.9%	5.9%	5.9%	—	—	—	5.9%

      The Company’s variable rate on its variable rate debt is capped at 7.5%.

PART II — OTHER INFORMATION

Item 4.      Submission of Matters to Vote of Security Holders

      The Company held its annual meeting of stockholders on September 5, 2001.

      The matters voted upon at the annual meeting were as follows: (i) the election of one member of the Company’s Board of Directors for the ensuing period; (ii) the ratification of the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2002.

      The voting on each proposal is set forth in the table below.

1. Election of directors:

		Withhold
	For	Authority

Robert A. Baker
Common shares	7,852,032	801,770
Preferred shares	407,736	—

No other person received any votes.

2. Ratify the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2002:

	For	Against	Abstentions(a)

Common shares	7,864,411	49,411	42,436
Preferred shares	407,736	367,857	—

(a)	Does not include “broker non-votes”, which are abstentions by nominee holders on behalf of beneficial owners who have given no instructions to the nominee holder. When such nominee has no authority to vote absent such instructions, the nominee is required to abstain from voting, even though present or represented at the meeting. Such “broker non-votes” are not considered present and entitled to vote with respect to the referenced proposals and therefore have no effect on the outcome of the vote.

Item 6.      Exhibits and Reports on Form 8-K

      (a)  No exhibits are filed as part of this report:

      (b)  The Company filed a report on Form 8-K on October 5, 2001 relating to the resignation of a Director (Item 6).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

By:	/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2001