Form 10-Q
period 2001-12-31
WESTERN WATER CO
filed 2002-02-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number 0-18756

Western Water Company

Exact name of registrant as specified in its charter)

Delaware	33-0085833
(State of Incorporation)	(I.R.S. Employer Identification No.)

102 Washington Avenue Point Richmond, CA	94801
(Address of principal executive offices)	(Zip code)

(510) 234-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Right to Purchase Series E Junior Participating
Preferred Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      As of February 11, 2002, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item		Page

1	Financial statements:
	Unaudited Consolidated balance sheets — December 31 and March 31, 2001	2
	Unaudited consolidated statements of operations — Three months ended December 31, 2001 and 2000	3
	Unaudited consolidated statements of operations — Nine months ended December 31, 2001 and 2000	4
	Unaudited consolidated statements of cash flows — Nine months ended December 31, 2001 and 2000	5
	Notes to consolidated financial statements	6
2	Management’s discussion and analysis of financial condition and results of operations	10
3	Quantitative and qualitative market risk disclosures	16

PART II — OTHER INFORMATION
	Exhibits and Reports on Form 8-K	17
	Signatures	18

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31 and March 31, 2001

	2001

	December 31,	March 31,

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,110,904	$7,138,615
Current portion of notes receivable	49,730	86,413
Assets pending sale	278,647	—
Other current assets	357,455	476,473

Total Current Assets	4,796,736	7,701,501
Notes receivable, less current portion	168,115	135,709
Land held for sale	4,716,300	5,104,836
Water rights	13,270,020	13,267,387
Prepaid leasing costs, net of accumulated amortization	1,432,867	1,951,546
Other water assets, net of accumulated amortization	999,904	1,003,052
Deferred debt costs, net of accumulated amortization	208,856	257,750
Property and equipment, net of accumulated depreciation	60,546	86,274
Other assets	110,664	138,252

	$25,764,008	$29,646,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,825	$189,567
Accrued expenses and other liabilities	309,042	798,982
Current maturities of long-term debt (Note 6)	1,499,960	780,502

Total Current Liabilities	2,000,827	1,769,051
Deferred revenue	824,120	824,120
Long-term debt, less current maturities	194,201	1,494,864
9% Convertible subordinated debentures	8,817,778	8,831,112

Total Liabilities	11,836,926	12,919,147
Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at December 31 and March 31, 2001, respectively	7,496,518	7,475,121
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,060 and 2,000 shares issued and outstanding (aggregate liquidation preference of $2,060,000 and $2,000,000) at December 31 and March 31, 2001, respectively	436,060	366,909
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at December 31 and March 31, 2001, respectively	8,410	8,410
Additional paid-in capital	24,493,116	24,487,116
Deferred compensation	(3,650)	—
Accumulated deficit ($14,405,252 of accumulated deficit eliminated in quasi-reorganization of October 1, 1994)	(17,128,502)	(14,235,526)
Treasury stock, at cost, 341,200 shares at December 31, and March 31, 2001	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	5,994,504	8,885,130

	$25,764,008	$29,646,307

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended December 31, 2001 and 2000

	2001	2000

	(Unaudited)
Revenue	$338,033	$712,132
Cost of revenue	232,067	652,218

Gross Profit	105,966	59,914
General and administrative expenses	602,294	704,445

Operating Income (Loss)	(496,328)	(644,531)

Other Income (Expenses):
Interest income	74,990	188,467
Interest expense	(217,353)	(280,047)
Gain on sale of water rights (Note 3)	—	464,554
Other	24,768	51,459

	(117,595)	424,433

Income (Loss) before Income Taxes	(613,923)	(220,098)
Income taxes	—	—

Income (loss) Before Extraordinary Item	(613,923)	(220,098)
Extraordinary item — gain on early extinguishment of debt (Note 4)	—	385,477

Net Income (Loss)	(613,923)	165,379
Accretion of preferred stock to redemption value	(17,787)	(9,405)
Excess of carrying value over amount paid for Series C Preferred Stock (Note 5)	—	1,934,740

Net Income (Loss) Applicable to Common Stockholders	$(631,710)	$2,090,714

Earnings per share-Basic:
Income (loss) applicable to common stockholders excluding extraordinary item	$(0.08)	$0.21
Extraordinary item	$—	$0.05

Net income (loss)	$(0.08)	$0.26

Earnings per share-Diluted:
Income (loss) applicable to common stockholders excluding extraordinary item	$(0.08)	$0.18
Extraordinary item	$—	$0.04

Net income (loss)	$(0.08)	$0.22

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months ended December 31, 2001 and 2000

	2001	2000

	(Unaudited)
Revenue	$1,118,502	$1,688,336
Cost of revenue	749,244	1,247,095

Gross Profit	369,258	441,241
General and administrative expenses	2,129,045	2,384,793

Operating Income (Loss)	(1,759,787)	(1,943,552)

Other Income (Expenses):
Interest income	150,084	412,083
Interest expense	(656,695)	(897,777)
Gain on sale of assets (Note 3)	16,065	892,779
Gain on sale of investment in limited liability company	—	3,333
Other	9,961	23,025

	(480,585)	433,443

Income (Loss) before Income Taxes	(2,240,372)	(1,510,109)
Income Taxes	3,200	3,200

Income (loss) Before Extraordinary Item	(2,243,572)	(1,513,309)
Extraordinary item — gain on early extinguishment of debt (Note 4)	—	385,477

Income (Loss) before cumulative change in accounting principle	(2,243,572)	(1,127,832)
Cumulative effect of change in accounting principle	—	(237,065)

Net Income (Loss)	(2,243,572)	(1,364,897)
Accretion of preferred stock to redemption value	(79,628)	(28,215)
Excess of carrying value over amount paid for Series C Preferred Stock (Note 5)	—	1,934,740
Preferred stock dividends	(569,776)	(743,477)

Net Income (Loss) Applicable to Common Stockholders	$(2,892,976)	$(201,849)

Earnings per share-Basic and Diluted:
Income (loss) applicable to common stockholders excluding extraordinary item and cumulative effect of change in accounting principle	$(0.36)	$(0.05)
Extraordinary item	—	0.05
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss)	$(0.36)	$(0.03)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended December 31, 2001 and 2000

	2001	2000

	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$(2,243,572)	$(1,364,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	767,180	802,918
Compensation expense on vesting of unexercised compensatory stock options	2,350	—
Gain on sale of assets	(16,065)	(892,779)
Gain on sale of investment in limited liability company	—	(3,333)
Cumulative effect of change in accounting principle	—	237,065
Gain on early extinguishment of debt	(5,925)	(385,477)
Allowance for water project costs	—	(85,425)
Write-off of other current assets and notes receivable	—	11,108
Changes in assets and liabilities:
(Increase) decrease in:
Other current assets	119,018	25,164
Other assets	30,736	(16,136)
Increase (decrease) in:
Accounts payable	2,258	94,181
Accrued expenses and other liabilities	(489,940)	(11,290)

Net cash used in operating activities	(1,833,960)	(1,588,901)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	106,477	250,074
Proceeds from sale of land, net of selling costs	92,051	—
Proceeds from sales of water rights	—	5,589,880
Additions to water rights	(2,633)	(19,983)
Prepayment of leasing costs	(173,879)	(80,894)
Additions to land	(68,297)	—

Net cash (used in) provided by investing activities	(46,281)	5,739,077

Cash Flows from Financing Activities:
Purchase of Series C Preferred Stock	—	(442,171)
Release of restricted cash	—	375,000
Preferred stock dividends	(558,856)	(743,477)
Purchase of convertible subordinated debentures	(7,409)	(499,888)
Principal payments on long-term debt	(581,205)	(575,284)

Net cash used in financing activities	(1,147,470)	(1,885,820)

Net (decrease) increase in cash and cash equivalents	(3,027,711)	2,264,356
Cash and cash equivalents, beginning of period	7,138,615	1,971,614

Cash and cash equivalents, end of period	$4,110,904	$4,235,970

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

Note 1.     Summary of Significant Accounting Policies and Practices

Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries as of December 31, 2001 and March 31, 2001, the consolidated statements of operations for the three and nine months ended December 31, 2001 and 2000 and the statements of cash flows for the nine months ended December 31, 2001 and 2000. The results of the three and nine-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company.

      The Company has restated the results for the three and nine months ended December 31, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001, effective as of April 1, 2000. Refer to Note 1 under “revenue recognition — water” in the Company’s Form 10-K for the fiscal year ended March 31, 2001. Such restatement decreased the net loss by $192,365 for the nine months ended December 31, 2000.

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001
(Unaudited)

Net Income (Loss) Per Share

      The weighted average shares used for basic and diluted net income per share were 8,069,012 shares for the three and nine months ended December 31, 2001, respectively. The weighted average shares used for basic and diluted net income per share was 7,894,012 and 9,611,544 shares, respectively, for the three months ended December 31, 2000. The weighted average shares used for basic and diluted net income per share was 7,894,012 shares for the nine months ended December 31, 2000.

      Stock options to purchase 1,546,166 and 1,297,000 shares of common stock at exercise prices ranging from $0.39 — $18.69 and $0.39 — $13.50 for the three and nine months ended December 31, 2001 and 2000, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

      Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 367,857 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three and nine months ended December 31, 2001 as their effect would have been anti-dilutive.

      Convertible debentures, Series C redeemable preferred stock and Series D redeemable preferred stock convertible into 555,976, 463,779 and 1,112,347 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $8.99 per share, respectively, were not included in the computation of diluted net income per share for the nine months ended December 31, 2000 as their effect would have been anti-dilutive.

Segment Reporting

      Management evaluates the results of the Company as a single operating segment — the development of water rights and the sale or lease of water. For the three and nine month periods ended December 31, 2001 and 2000, respectively, the Company recognized revenue of $332,240 and $973,570, and $324,976 and $966,306, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

Note 2.     Income taxes

      Management does not expect there will be taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 2001.

Note 3.     Gain on Sale of Water Rights

      During the quarter ended December 31, 2000, the Company sold 1,000 acre feet of its water rights in the Mojave Basin of California for $1,299,000 in cash. The Company realized a gain on the sale of $464,554. During the quarter ended September 30, 2000, the Company also sold its water rights in the Central Basin of Los Angeles for $4,290,880 in cash, and realized a gain of $428,225.

Note 4.     Extraordinary Item

      During the quarter ended December 31, 2000, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001
(Unaudited)

Note 5.     Series C Preferred Stock

      On December 27, 2000 the Company purchased 2,456.5124 shares of its Series C Convertible Redeemable Preferred Stock (“Series C”) at a purchase price of $180 per share for a total purchase consideration of $442,171. The net carrying value of such shares was $2,376,911 net of private placement costs of $79,600. The excess of the Series C net carrying value over the consideration paid by the Company was $1,934,740 and has been included in accumulated deficit in the accompanying financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders.

Note 6.     Note Payable to Bank

      In 1998, the Company entered into a loan agreement with a bank (the “Bank Loan”) to finance its participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. As guarantor of its subsidiary’s obligation, the Company agreed to maintain not less that $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Company is engaged in discussions with the bank aimed at curing the breach which is continuing. The Bank Loan is being paid on a current basis, and there are ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,466,500 as a current liability at December 31, 2001. In the event that the bank does decide to declare a default, the Company may have to use its existing resources to repay the loan.

Note 7.     Liquidity

      The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. The total amount of the Company’s general and administrative expenses, fixed commitments, and other expected expenses, net of existing sources of revenue for the twelve months ending December 31, 2002 are estimated to be approximately $3,800,000. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending December 31, 2002 from any new water revenues that it may generate, from its existing capital resources, and from planned sales of non-strategic assets. As of December 31, 2001, the Company had working capital (consisting mostly of cash and cash equivalents) of $2,796,000. Currently planned sales of certain non-strategic assets are expected to provide additional cash sufficient to fund anticipated operating expenses, even if the Company does not generate additional operating revenue. However, in the event that the Company is unable to complete the sale of non-strategic assets, or if the sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001
(Unaudited)

Note 8.     Supplemental Cash Flow Information:

	Nine months ended
	December 31,

	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$498,166	$644,015
Cash paid during the period for income taxes	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Recognition of gain on sale of investment in limited liability company	—	(3,333)
Accretion of preferred stock to redemption value	79,628	28,215
Recognition of deferred compensation on stock options:
Deferred compensation	(6,000)	—
Additional paid-in capital	6,000	—
Issuance of paid-in-kind Series F Preferred Stock dividend	10,920	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

      In response to the SEC’s release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are recorded at the lower of cost or fair value. Any event or circumstance that indicates to the Company that an impairment of the fair value of any asset is recorded in the period in which such event or circumstance becomes known to the Company. During the nine months ended December 31, 2001 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s assets.

      This discussion and analysis should be reading conjunction with the consolidated financial statements (unaudited) and the related notes thereto in this Form 10-Q, and with the Company’s most recent annual report on Form 10-K for its fiscal year ended March 31, 2001.

Forward-Looking Statements

      In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2001, the Quarterly Reports on Form 10-Q filed by the Company in fiscal year 2002, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. However, based on regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company continues to face significant financial risk associated with the expenditure of funds for overhead and asset protection in the face of constrained operating revenue. To address these risks, the Company has reduced its overhead, deferred capital expenditures and focused effort on developing profitable water sales transactions that do not require inordinate up-front financial investment. To date, the Company has not generated substantial revenue from such efforts.

Proposed Sacramento Valley Water Management Agreement

      On December 14, 2001, negotiators for water rights holders in the Sacramento Valley and for water rights holders representing water users south of the Sacramento River/ San Joaquin River Delta announced an agreement, embodied in a “Statement of Policy Principles”, which proposes a basis for settling certain disputes over the parties’ respective water rights and responsibilities for environmental mitigation. The implementation of a subsequent comprehensive settlement based on the Statement of Policy Principles — in conjunction with the implementation of other regulatory proposals — could have the effect of impeding market-based water transfers across the Delta. Implementation of a comprehensive water rights settlement based on the Statement of Policy Principles could also have the effect of reducing the value of water rights in the Sacramento Valley. The Company is examining the Statement of Policy Principles, as well as other related proposals and agreements, to determine what effect their implementation might have on the value of the Company’s Sacramento Valley water rights, (book value of $281,000), or upon the Company’s business plans for marketing water owned by others. The practical effects of the Statement of Policy Principles or of the settlement agreement cannot be predicted at this time. The Company is engaged in discussions with various water rights holders and governmental agencies in the Sacramento Valley to determine what course of action, if any, to take with respect to these developments.

Results of Operations

      The following is a description of the Company’s results of operations for the three and nine months ended December 31, 2001 and 2000. The results for the three and nine months ended December 31, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of April 1, 2000.

CONSOLIDATED

	Three months ended		Nine months ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue	$338,000	$712,000	$1,119,000	$1,688,000
Loss before income taxes	(614,000)	(220,000)	(2,240,000)	(1,510,000)
Income taxes	—	—	3,000	3,000

Loss before extraordinary item	(614,000)	(220,000)	(2,243,000)	(1,513,000)
Extraordinary item — gain on early extinguishment of debt	—	385,000	—	385,000
Income (loss) before cumulative effect of change in accounting principle	(614,000)	165,000	(2,243,000)	(1,128,000)
Cumulative effect of change in accounting principle	—	—	—	(237,000)

Net loss	(614,000)	165,000	(2,243,000)	(1,365,000)
Accretion of preferred stock to redemption value	(18,000)	(9,000)	(80,000)	(28,000)
Excess of carrying value over amount paid for Series C Preferred Stock	—	1,935,000	—	1,935,000
Preferred stock dividends	—	—	(570,000)	(743,000)

Net income (loss) applicable to common stockholders	$(632,000)	$2,091,000	$(2,993,000)	$(202,000)

Basic net income (loss) per share applicable to common stockholders	$(.08)	$.26	$(.36)	$(.03)

Diluted net income (loss) per share applicable to common stockholders	$(.08)	$.22	$(.36)	$(.03)

      Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2002. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the nine months ended December 31, 2001 and 2000.

WATER

	Three months ended		Nine months ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue	$338,000	$712,000	$1,119,000	$1,688,000
Cost of Revenue	232,000	652,000	749,000	1,247,000

Gross Profit	$106,000	$60,000	$369,000	$441,000
Cumulative effect of change in accounting principle	—	—	—	$(237,000)

      Water revenue resulted from $332,000 and $974,000 of water sales to the City of Inglewood, and $6,000 and $145,000 from the lease of water rights for the three and nine months ended December 31, 2001, respectively. For the three and nine months ended December 31, 2000, water revenue resulted from: (i) $325,000 and $966,000 of water sales to the City of Inglewood, (ii) $0 and $86,000 from the lease of water rights, (iii) $36,000 and $126,000 of payments received under the Fontana Water Resources Agreement, (vi) $274,000 and $274,000 from sales of water to the Santa Margarita Water District, (v) $72,000 and $72,000 from sales of water to the Contra Costa Water District, and (vi) $0 and $150,000 of water revenue from water delivered to Westlands Water District, respectively. Cost of water revenue for the three and nine months ended December 31, 2001 includes $232,000 and $700,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and $0 and $49,000 related to the lease of certain water rights for the nine months ended December 31, 2001. Cost of water revenue for the three and nine months ended December 31, 2000 includes: (i) $239,000 and $718,000, respectively, of fees and lease costs related to the water sales to the City of Inglewood and amortization of the Fontana Water Resources Agreement, (ii) $405,000 and $405,000, respectively for the cost of water delivered to the Contra Costa and Santa Margarita Water Districts, and (iii) $0 and $105,000 related to the water delivered to Westlands Water District. The Company sold its interest in the Fontana Water Resources Agreement in February 2001.

      In the fourth quarter of the fiscal year ended March 31, 2001 (“Fiscal 2001”), after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changed the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue of $974,000 and cost of water revenue of $737,000. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,000 to the Fiscal 2001 consolidated statement of operations on April 1, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Nine months ended
	December 31,		December 30,

	2001	2000	2001	2000

General and Administrative Expenses	$602,000	$704,000	$2,129,000	$2,385,000

      General and administrative expenses for the three months ended December 31, 2001 decreased by $102,000 (14%) from the comparable period ended December 31, 2000, primarily due to a decrease in compensation expense. General and administrative expenses for the nine months ended December 31, 2001 decreased by $256,000 (11%) from the comparable period ended December 31, 2000, primarily due to decreases in compensation expense attributable to a decrease in the number of employees, and a decrease in outside professional fees.

OTHER INFORMATION

	Three months ended		Nine months ended
	December 31,		December 31,

	2001	2000	2001	2000

Interest income	$75,000	$188,000	$150,000	$412,000
Interest expense	(217,000)	(280,000)	(657,000)	(898,000)
Gain on sale of assets	—	465,000	16,000	896,000
Other income (expense)	25,000	51,000	10,000	23,000
Extraordinary income	—	385,000	—	385,000

      Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased substantially for the three and nine month periods ended December 31, 2001 from the comparable periods ended December 31, 2000, due primarily to a lower average invested cash balances and substantially reduced rates of interest earned for the periods ended December 31, 2001.

      Interest expense for the three and nine month periods ended December 31, 2001 and 2000 primarily includes interest related to the principal amount of outstanding Debentures. The decrease in interest expense was primarily due to the lower principal balance related to the Debentures during the periods ended December 31, 2001, and to a decrease in the outstanding principal balance and the interest rate on the Company’s variable rate debt during the same periods.

      From time to time, the Company disposes of real estate acquired in connection with the acquisition of water rights, but not needed for water rights development. During the nine months ended December 31, 2001 the Company sold certain parcels of land resulting in a gain of approximately $16,000.

Liquidity and Capital Resources

      As of December 31, 2001 the Company had working capital and a current ratio of $2,796,000 and 2.4 to l, as compared to working capital and a current ratio of $5,932,000 and 4.35 to 1, respectively, at March 31, 2001.

      In 1998, the Company entered into a loan agreement with a bank (the “Bank Loan”) to finance its participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. As guarantor of its subsidiary’s obligation, the Company agreed to maintain not less that $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Company is engaged in discussions with the bank aimed at curing the breach which is continuing. The Bank Loan is being paid on a current basis, and there are ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,466,500 as a current liability at December 31, 2001. In the event that the bank does decide to declare a default, the Company may have to use its existing resources to repay the loan.

      For the nine months ended December 31, 2001, the Company had a net loss of $2,344,000 and net cash used in operating activities of $1,834,000.

      The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on historic sales of real estate assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent primarily on individually negotiated transactions and revenues, if any, derived from the Company’s long-term water development projects. Based on the Company’s current estimates, the Company expects that revenues from existing water sales contracts and from its existing long-term water development projects will continue to be insufficient to fund the Company’s working capital needs during the current fiscal year. Accordingly, the Company’s future operations will be funded primarily from the Company’s existing financial resources, from occasional sales of non-strategic assets, and from revenue the Company may derive from future water sale transactions and/or from the Company’s long-term water development projects.

      The Company is committed to certain material expenditures over the next several years, including the following:

•	Scheduled payments of principal on existing outstanding indebtedness, excluding Debentures, for the remainder of the fiscal year ending March 31, 2002 and fiscal years ending March 31, 2003, 2004, 2005 and 2006 are $208,000, $964,000, $463,000, $28,000 and $31,000, respectively.

•	The Company is required to make semi-annual interest payments of $397,000 on the $8,818,000 principal amount of Debentures. The principal balance of the Debentures is due September 30, 2005.

•	The holders of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on July 15 and January 15 of each year (aggregating $559,000 per year). The July 15, 2001 and the January 15, 2002 dividends were paid in cash.

•	The holders of Series F Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $60 per share, payable semi-annually on July 15, and January 15 of each year, in cash or in additional shares of Series F Preferred Stock, at the discretion of the Company. The July 15, 2001 and January 15, 2002 dividend payments were paid in additional shares of Series F Preferred Stock.

•	Commencing October 1998, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount escalates over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year ($33,750) which is subject to modification based upon changes, if any, in a specified charge of the Metropolitan Water District. Scheduled minimum lease payments based on the rates in effect on December 31, 2001 for the remainder of the fiscal year and for the years ending March 31, 2003, 2004, 2005 and 2006 are $507,000.

      The total amount of the Company’s general and administrative expenses, fixed commitments, and other expected expenses, net of existing sources of revenue for the twelve months ending December 31, 2002 are estimated to be approximately $3,800,000. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending December 31, 2002 from any new water revenues that it may generate, from its existing capital resources, and from planned sales of non-strategic assets. As of December 31, 2001, the Company had working capital (consisting mostly of cash and cash equivalents) of $2,796,000. Currently planned sales of certain non-strategic assets are expected to provide additional cash sufficient to fund anticipated operating expenses, even if the Company does not generate additional operating revenue. However, in the event that the Company is unable to complete the sale of non-strategic assets, or if the sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months.

      The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transactions with persons or entities that derive benefits from their non-independent relationships with the Company. Other than as described herein, the Company has no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of the Company’s assets.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on its financial statements.

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

History of Losses in Principal Business

      To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell its water assets, and those of its clients. The Company has generated $1,119,000, $2,127,000, $2,796,000, and $1,823,000 of total revenues during the nine months ended December 31, 2001 and the fiscal years ended March 31, 2001, 2000 and 1999, respectively, while incurring net losses of $2,244,000, $1,315,000, $3,185,000, and $5,435,000 during those same periods. Until this past fiscal year, the Company had believed that the regulatory obstacles that have prevented the development of a water market would be lowered and that the Company would be able to monetize its principal water assets and to substantially increase its revenues and generate profits. The Company now believes that the regulatory hurdles may not be lowered in the near future and that revenues that it had anticipated from water transfers may not be received as expected. As a result, the Company cannot predict when it will be able to generate significant revenues from the development and sale of water in accordance with its business plan.

Uncertainty of Future Water Revenue

      The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Northern California water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers. The Company has encountered significant regulatory obstacles to its attempts to develop and transfer its California water for delivery to its potential customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed, the Company now believes that its ability to generate significant revenues from its water assets will be severely limited. In addition, in December 2001 water rights holders in the Sacramento Valley and water users south of the Sacramento River/San Joaquin River Delta announced a proposal that, if adopted, could have the effect of reducing or eliminating market-based water transfer across the Sacramento Delta. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to exploit its water assets will be changed, or if changed, that the change will occur in the near future.

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

Limited Financial Resources

      As a result of the operating losses sustained by the Company during the last few years, which have been offset by sales of certain non-strategic assets, the Company may not have sufficient free cash to carry out its business plan over the longer term. In addition, due to the regulatory difficulties that the Company has encountered, the Company’s ability to exploit its water assets in accordance with its business plan has become questionable, and the time period in which a return could be realized has been extended for an unknown period. These uncertainties will make it difficult for the Company to obtain new financing that it may need to complete its business plan. In addition, if there were to be a default declared which resulted in an acceleration of repayment of the Bank Loan, the liquidity of the Company would be adversely affected.

Item 3.     Quantitative and Qualitative Market Risk Disclosures

      The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates. When the Company borrows at a variable rate of interest, it may enter into derivative financial instruments such as interest rate caps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into any transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt for the fiscal years ended as follows:

	2002	2003	2004	2005	2006	Thereafter	Total

Fixed rate debt	—	$34,000	$38,000	$41,000	$8,862,000	$70,000	$9,045,000
Weighted average interest rate	8.0%	8.7%	8.3%	9.0%	9.0%	9.0%	8.9%
Variable rate debt	$198,000	$832,000	$437,000	—	—	—	$1,467,000
Weighted average interest rate	3.75%	3.75%	3.75%	—	—	—	3.75%

      The Company’s variable rate on its variable rate debt is capped at 7.5%.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits: None

      (b) Reports on Form 8-K: None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

By:	/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 14, 2002