Form 10-K
period 2002-03-31
WESTERN WATER CO
filed 2002-07-15
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

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
Preferred Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 11, 2002 was approximately $6,127,423 (based on last reported sale price of $.78 per share of common stock on that date). All directors are considered affiliates. There were 8,069,012 shares of registrant’s common stock outstanding as of June 17, 2002.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated herein by reference in Part III of this Report.

Forward-Looking Statements

      In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections and subsections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2002 and 2003 and any Current Reports on Form 8-K filed by the Company.

PART I

Item 1.     Business

Introduction

      The principal business of Western Water Company (the “Company”) has been to identify, manage, acquire, develop, sell and lease water and water rights in the western United States. Prior to 2000, the Company had been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and the sale or lease of water. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as a limited amount of real estate, in California and Colorado.

      As noted, the Company’s principal activity to date had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas in which demand is expected to exceed the water resources currently available. However, the Company has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to potential customers in California. During 2001, these regulatory obstacles were compounded by the electric energy crisis in California, which rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances. Therefore, the Company deferred certain planned water transfers and retained certain supplies in storage reservoirs. In addition, the process for developing the regulatory framework and physical infrastructure necessary to complete commercial deliveries in Colorado has taken longer than originally anticipated. As a result, the Company’s water sales were lower during the fiscal year ended March 31, 2001 than in the prior fiscal year. The Company did not complete any new water sales during the fiscal year ended March 31, 2002.

      Based on its inability to generate revenues from water sales, the Company suspended its asset acquisition program, reduced its marketing activities, curtailed other overhead expenditures, and deferred certain development activities. The Company is concentrating its current efforts in California on overcoming the regulatory obstacles to water transfers and in arranging water transfers that do not face such obstacles. The Company is also increasing its efforts to assist non-affiliated water rights owners to develop and manage their water rights for maximum long-term value.

      In addition to pursuing a viable wholesale water transfer business and advising other water rights holders on protecting and developing water rights, the Company is continuing its efforts to develop its own existing water assets in both Colorado and California. The Company’s principal Northern California water assets consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the “Yuba Goldfields”) located along the Yuba River, and the water rights associated with approximately 1,372 acres of California rice farms and ranches located in Yuba County (the “Farm Properties”). The Company does not own the fee title to the Yuba Goldfields, but the Company does own fee title to the Farm Properties. During the fiscal year ended March 31, 2002, the Company concentrated its efforts in Yuba County on protecting and developing both its water and real estate assets. To that end, the Company made certain capital improvements to its Farm Properties, including constructing an all-weather access road and leveling additional farm land to improve productivity. The Company has also participated in negotiations for the extension of water delivery canals to and annexation of two of the Farm Properties for the purpose of developing a conjunctive use (river water/groundwater) project in cooperation with two related water agencies in Yuba County. Another one of the Farm Properties in Yuba County is being developed as an environmental mitigation site for regional construction projects, including projects planned by the Company. In connection with developing the mitigation site, the Company solicited and received a letter of interest from the California Department of Transportation to use the site to offset projected impacts from local road improvement projects.

      The Company’s Southern California water assets consist primarily of adjudicated groundwater rights in the Mojave Basin and shares in the Bear Valley Mutual Water Company (“BVMWC”) which shares include the right to a proportionate share of the water available under BVMWC’s perfected water rights. The Company expects to sell these shares in fiscal 2003 as a part of its previously announced program of selling non-strategic assets. During the fiscal year ended March 31, 2002, the Company participated in the Mojave Basin adjudication proceedings ordered by the California Supreme Court in City of Barstow et al. v Mojave Water Agency. Those proceedings have not been concluded, so the Company has leased its Mojave Basin water rights under a year-to-year lease pending judicial clarification of the nature and extent of the underlying rights. During the fiscal year ended March 31, 2002, the Company commissioned a third-party valuation of its BVMWC shares. The valuation was completed during the fiscal year, and the Company has continued to arrange short-term leases of its shares to a local city water department pending the sale of these shares. The Company expects to sell its Mojave Basin water rights and its shares in BVMWC in fiscal 2003 as a part of its previously announced program of selling non-strategic assets. The Company also owns approximately 247 acres of real estate in San Bernardino County. The Company will list the remaining real estate for sale in fiscal 2003, and expects to dispose of the real estate as subdivision approvals and market conditions allow.

      The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of land and certain other water rights in the Cherry Creek basin. This land is in the drainage area of Cherry Creek, south of Denver, in Douglas County, Colorado. It was purchased by the Company in 1992 and most of the land has since then been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company’s real estate holdings in Colorado currently consist of approximately 408 acres of primarily undeveloped land located in the Cherry Creek basin.

      The Company’s principal executive office is located at 102 Washington Avenue, Point Richmond, CA 94801. Its telephone number is (510) 234-7400. Unless the context requires otherwise, references to the “Company” in this report include Western Water Company and all of its subsidiaries. On September 18, 1992, the Company changed its name from “YG Development Company” to “Western Water Company,” and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

Overview of Water Markets

California

      There is a developing public policy to expand water markets in the western United States to help meet the need for increased water supply and reliability because of population growth and chronic imbalances between areas of water abundance and areas of deficit. The objectives of this developing public policy include improved clarity of water rights, access to existing conveyance facilities at a fair price, and competitive, price-sensitive allocation of scarce water resources. These policies favoring voluntary water transfers as a means for meeting long-term imbalances between supply and demand were emphasized in the August, 2000 Record of Decision for CALFED, an ambitious water resource planning agenda for the federal and state agencies which oversee water resource and environmental planning in California.

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

      Several recent legal actions have increased the perceived risks of continued reliance on overdrafting underground aquifers as a means of balancing supply and demand. First, the California Supreme Court’s August, 2000 decision in City of Barstow v. City of Adelanto (“the Mojave decision”) has required complex negotiation among groundwater producers on remand to the trial court. Second, important conflicts over reliance on a shared groundwater basin have been set for trial in an evolving adjudication case (Santa Maria Valley Conservation District v. City of Santa Maria et al.) that is being carefully watched for possible precedent. Finally, in light of controversy surrounding the possible extension of state-wide regulatory authority over groundwater, the State Water Resources Control Board (“the SWRCB”) commissioned a thorough study of groundwater issues under California law. That study, authored by Joseph L. Sax, a law professor at the University of California, (Review of the Laws Establishing the SWRCB’s Permitting Authority over Appropriations of Groundwater Classified as Subterranean Streams and the SWRCB’s Implementation of those Laws) (“the Sax Report”) was published on January 19, 2002 and supports extension of SWRCB jurisdiction over groundwater. The SWRCB has not taken any action based on the Sax Report. The Company believes that uncertainty over the reliability of groundwater rights — particularly in overdrafted basins — enhances the attractiveness of voluntary water transfers as an alternative source of reliable supply.

      During the fiscal year ended March 31, 2002, there were several important developments in furtherance of water transfer policy within California: (i) completion of a large, cross-Delta water transfer between agricultural interests in the Sacramento Valley and a San Joaquin Valley agricultural irrigation district (the “Forbearance Agreement”), (ii) negotiation of a water rights settlement process aimed at avoiding a complex and contentious proceeding to assign environmental responsibilities as between water rights owners north of the Delta and export water users south of the Delta (the Sacramento Valley Water Management Agreement, referred to herein as the “SVWMA”), and (iii) passage of legislation requiring new, large-scale real estate development to demonstrate, as a condition of land use approval, that there is a water supply sufficient to meet the development’s needs at build-out (SB 221 and SB 610, together the “Water Supply Assurance Laws”). Although none of these developments contributed to any new revenue for the Company during the most recent fiscal year, policies and precedents set in these contexts generally improve the environment for price-sensitive, willing seller/willing buyer water transfer transactions. The Company believes that further progress in implementing water transfer policy will provide future business opportunities for the Company.

The Forbearance Agreement

      Direct negotiations between a south-of-Delta agricultural water purveyor and a group of Sacramento Valley agricultural water agencies led to a synthetic transfer of water across the Delta. The transaction essentially involved the Sacramento Valley interests “forbearance” of the diversion of irrigation water to which they hold rights in exchange for a payment by the south-of-Delta user. That is, the upstream users arranged their affairs so as to reduce their licensed diversions and leave water in the Sacramento River for downstream appropriation for the benefit of the buyer. Completing the transaction required the active participation and facilitation of the United States Bureau of Reclamation (“USBR”). The “forbearance water” that was left in the Sacramento River was diverted by USBR from the Delta through Central Valley Project facilities for delivery to the buyer. The transaction avoided the time, cost and complication of seeking SWRCB approval because USBR exercised its own junior appropriation rights to seize the forbearance water when it reached the Delta. The transaction was valuable not only because it illustrated that such arrangements can be quickly completed among willing parties but also because USBR explicitly determined that the actual incremental cost of facilitating the transaction approached zero. The Company believes that the completion of the Forbearance Agreement demonstrates the viability of large-scale, cross-Delta water transfers. However, the Forbearance Agreement specifically recites that it sets no precedent, and an effort to replicate the transfer in 2002 has apparently been thwarted by intervention of DWR. There can be no assurance that such transfers can be completed in the future nor is it clear that the Company would be allowed to participate in such a transfer, even if it were replicated.

SVWMA

      The SVWMA is a current attempt to negotiate a settlement of contested water rights as between water rights holders located upstream of the Delta and entities that hold water rights in or downstream of the Delta. These long-standing disputes were deferred by the Bay/ Delta Accords negotiated in 1994. However, the issues were brought to a head because of pending SWRCB proceedings to allocate responsibilities for environmental mitigation plans that require additional water. Based on the initial SVWMA Statement of Policy Principles, a document published on December 14, 2001, the Company was concerned with potential effects of prospective implementation of the SVWMA. Therefore, the Company participated actively in review of the Principles and the process for drafting specific implementation agreements thereunder. Many of the Company’s concerns with the SVWMA have been addressed in the course of further negotiations. The Company now believes that successful implementation of the SVWMA could enhance the value of senior water rights and clarify ownership issues necessary to permit efficient transfers between willing sellers and willing buyers. Because the implementation agreements are still in the process of negotiation, the actual impacts of the SVWMA cannot be accurately predicted. Uncertainty related to those negotiations have caused certain upstream senior water rights holders, including clients and partners of the Company, to defer new water transfer transactions until the details of the SVWMA are set. Thus, even though the long-term implications of successful negotiation of the SVWMA are positive for water transfers in California, the pending negotiations have deferred or canceled transfers that might otherwise have been completed, including transactions in which the Company intended to participate.

Colorado

      Douglas County, Colorado, south of Denver, is experiencing very rapid population growth. The County also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available, as existing supplies are already controlled by others and development of new water supply projects has been blocked. Local agencies are pursuing new surface water imports as well as further developing the sustainable use of local groundwater to meet new demands on their systems. Demand for water to supply new growth is expected to exceed 50,000 acre-feet over the next 20 years. Currently, there are at least three regional water retail agencies that are undertaking long-term supply development projects including substantial infrastructure projects involving new pipelines, diversion structures and off-stream reservoirs aimed at meeting increasing water demands anticipated in the area. The Company is attempting to induce these and other agencies to evaluate use of the Company’s local water resources to meet a portion of such future demand.

Regulatory Overview

California

      Water rights in California are subject to complex laws, regulations and jurisdictions that complicate the development of water for transfer and sale. Under the doctrine of appropriation, a water user can publicly claim water from a river for beneficial use, so long as the water is physically available from the flow of the river after accounting for the rights of prior appropriators. Thus, older appropriations are senior in right to later appropriations. However, senior appropriative rights may be lost through non-use for long periods. Beginning in 1914, surface water (generally, water in rivers) has been subject to regulation by the State Water Resources Control Board (“SWRCB”). The SWRCB oversees a registry of surface right appropriations and a dispute resolution process designed to mediate competing claims to the use of the State’s surface water. The Company claims various appropriative rights on the Yuba River that were perfected by its predecessor in interest, some of which predate SWRCB jurisdiction (pre-1914 rights) and should therefore be “grandfathered” from regulatory jurisdiction. However, recent developments, including the SWRCB’s decision in the Lower Yuba River water rights case (currently on appeal), indicate that development of these rights associated with the Yuba Property for transfer and use outside the immediate area of Yuba County will take longer and cost more than the Company had formerly anticipated.

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

      Groundwater (generally, water in underground aquifers) is not subject to statewide regulation. Overlying landowners have the right to place wells on their property and pump water from the underlying aquifer. In some cases, such water rights may be severed from the land and traded separately. The Company has retained the groundwater rights associated with the Yuba Property. As noted above, however, the Sax Report contemplates extending SWRCB jurisdiction to at least some of the State’s groundwater. The extension and possible perfection of SWRCB jurisdiction could further complicate development of the Company’s groundwater rights, so development of such rights will take longer and cost more than the Company formerly anticipated. In addition, recovery and export of groundwater originating in Yuba County is subject to extensive area of origin protections that the Company must observe in realizing value from such rights. Accordingly, the Company does not currently anticipate that it will derive significant revenues from its water rights associated with the Yuba Property during the current fiscal year.

      When there are disputes about groundwater rights, generally as the result of overdrawing a water basin by multiple wells, such disputes are either negotiated to resolution among the surrounding pumpers or submitted to litigation. In Southern California, there are several basins in which such litigation has resulted in a legal apportionment of the annual safe yield of the basin among the historic pumpers. Such so-called adjudicated basins are regulated by a court-appointed “watermaster” who manages an accounting system to assure that extractions from the basins are limited in accordance with the court’s order. During the fiscal year ended March 31, 2001, important aspects of groundwater law were clarified by the California Supreme Court in the Mojave decision. However, the Supreme Court remanded the case to the lower court for further proceedings which have not yet been concluded. As a result, the ultimate value of the Company’s water rights in the Mojave Basin has been uncertain. Therefore, the Company has leased production under its water rights under short-term leases with local municipal water purveyors.

      The proposed transfer of water from a place of origin to a proposed area of use in another region of the State generally requires a series of regulatory approvals designed to assure that other water users and the environment are not harmed by the transfer. For example, the Company had sought clarification of the rules for such transfers in the context of a series of petitions before the SWRCB. Under these petitions, several of the Company’s clients sought permission to transfer to the Company water to which they have independent rights to appropriate from the Sacramento River. Such water has been made available for transfer through various conservation activities undertaken by the petitioners. Following approval of such petitions, the Company successfully managed to convey and resell such water to unaffiliated water retailers in the Bay Area and Southern California during the fiscal year ended March 31, 2001, although conveyance and regulatory costs prevented the Company from making a profit on such sales. However, during the fiscal year ended March 31, 2002, regulatory obstacles and the high cost of energy during the electricity crisis precluded the Company from successfully transferring similarly conserved water to the same clients. In order to preserve the water for later use, the Company negotiated water storage agreements with the United States Bureau of Reclamation (“USBR”). Thus, a portion of the water conserved during the 2001 agricultural season has been reserved in storage and, subject to certain conditions that have not yet been fully satisfied, the conserved/ stored water remains available for future sale. Nonetheless, the Company believes that the successful completion of small-scale transfers (or a consistent pattern of refusal by public conveyance operators to accommodate such transfers) will ultimately open the way for more significant and more profitable sales in the future. In addition, the difficult and time-consuming process required to complete such transfers between willing sellers and willing buyers underscores the need for reform of the regulatory regime.

      In order to transport water from area of origin (where the water may be surplus to local needs) to distant areas of use, federal, state and local governments have developed a complex interconnected infrastructure system to augment conveyance through natural flow in rivers. Important portions of the infrastructure include: (i) the Central Valley Project, operated by USBR, (ii) the State Water Project (sometimes referred to as the California Aqueduct), operated by the California Department of Water Resources (“DWR”), (iii) the Colorado River Aqueduct, operated by the Metropolitan Water District of Southern California (“MWD”), and (iv) the Los Angeles Aqueduct, operated by the Los Angeles Department of Water and Power. In addition, there are a variety of regional and local conveyance facilities throughout the State.

      Under legislation enacted in 1986 (“the Wheeling Statute”), available capacity in such public water systems is required to be made available to facilitate voluntary water transfers, subject to “fair compensation” to the owner of the infrastructure. In light of uncertainty regarding application of the Wheeling Statute and the reluctance of system operators to accommodate water transfers, the Company has sought clarification through request, negotiation and further legislation. The outcome of the Company’s efforts to gain such clarification continues to be uncertain. Therefore, even as to water rights owned by the Company and eligible for transfer according to applicable water rights law, there can be no assurance that the Company will gain access to available conveyance capacity on a timely basis or at an economic cost. Without such access, the Company’s ability to sell water has been and will continue to be severely constrained, and the Company may be unable to monetize the value of many of its California water assets. The results of the Company’s efforts over the last four years to gain such clarification have been unsatisfactory, and the Company anticipates that obtaining clarification of these issues may take several more years.

      The most difficult aspect of arranging for the transfer and sale of water from Northern California to Southern California involves negotiation of conveyance through publicly-owned facilities controlled by DWR and/or by USBR. The Company believes that conveyance agreements are particularly difficult to negotiate because DWR and USBR face internal conflicts between their roles as regulators and their roles as facility operators and water rights holders. For example, conserved water that is refused conveyance capacity often flows to DWR and/or USBR for their own appropriation and sale to south-of-Delta contractors. Like monopoly service providers in other utilities, these agencies have resisted providing access to otherwise idle capacity in their systems, except at unit costs that are too high to allow economic water transfers. Thus, there can be no assurance that these issues will be resolved in a manner that will enable the Company to either profitably develop a water transfer business in California, or to profitably develop and manage its California water assets.

     Colorado

      The regulatory environment in Colorado is substantially more transparent, less costly and more predictable in terms of outcome than in California. The Company believes the Colorado system is more conducive to water asset development and protection and more hospitable to water sales than California’s system. First, water rights matters are adjudicated by a state-wide system of Water Courts presided over by judges with specialized subject matter knowledge from which appeal may be taken directly to the Colorado Supreme Court. The Water Courts retain jurisdiction over cases, so that changes of facts or circumstances can be submitted to further adjudication without re-trying complicated issues determined in prior phases of the case. Second, the Colorado State Engineer’s Office and regional Water Commissioners are independent and disinterested regulators who oversee compliance with well-developed and integrated precepts of water use administration without conflict based on direct competition for water. Water rights are described as being “tributary” (generally similar to “surface” water in California) or “nontributary” (generally similar to groundwater in confined aquifers in California). The Company has Water Court-recognized rights to a minimum of 6,475 acre-feet of annual production of nontributary water, plus additional rights to tributary appropriations from Cherry Creek, as well as a Plan for Augmentation to operate the separate sources on a conjunctive basis that increases overall flexibility, reliability and value.

Description of Business

      The Company’s business goal has been to create recurring income through identifying undervalued and/or under used water assets, and enhancing the value of those assets via development, transmission and delivery to customers in the arid regions of California and Colorado. However, significant delays in the Company’s attempts to overcome regulatory obstacles to economic water transfers in California have forced it to reconsider its business plans. As a result, during the two most recent fiscal years, the Company has sold some of its non-strategic assets in accordance with a plan to manage the Company’s liquidity position and to reduce its operating expenses. The Company also re-evaluated its plans to develop its existing water assets in light of current regulatory obstacles and financial constraints. As a result, the Company sold or disposed of certain of its assets that it no longer believed it would be able to profitably develop, manage and/or monetize within a reasonable period. The following non-strategic assets were sold or disposed of during the two most recent fiscal years:

      Fiscal Year ended March 31, 2002:

Asset	Gain(Loss)

Glenn County, California Farmland	$1,000

      Fiscal Year ended March 31, 2001:

Asset	Gain(Loss)

Central Basin (Los Angeles) Water Rights	$428,000
Mojave Water Rights (Partial Sale)	$465,000
Olancha Project	$(763,000)
Cucamonga Water Fee Agreement	$879,000

      The disposal of the Olancha Project during the year ended March 31, 2001 also resulted in an extraordinary gain on forgiveness of debt totaling $769,000.

      In addition, as a part of the aforementioned plan to sell non-strategic assets in order to manage liquidity and reduce operating expenses, the Company plans to sell the following assets during the fiscal year ending March 31, 2003:

Asset	Carrying Value

Mojave Water Rights	$1,668,000
Mojave Land	$553,000
Bear Valley Mutual Water Company shares	$642,000

      These assets are expected to be sold within one year. Accordingly, they have been reclassified in the Company’s financial statements that are included in this Annual Report as assets held for sale as of March 31, 2002.

     California Water Transfer Program

      Prior to the fiscal year ended March 31, 2001, the Company’s business plan had assumed that water transfer transactions would require the Company to (i) purchase water supplies that could be delivered to urban areas in California, (ii) finance the development or use of infrastructure, such as wells, pipes, pumps and viaducts needed to deliver water, and (iii) enter into agreements with utilities, cities, or water districts for the sale or lease of the Company’s developed water supplies to such water retailers. The Company had anticipated that each water transfer transaction that it entered into would be unique and that the terms under which such transactions were financed and completed would vary. All such transfer transactions would be expected to involve significant government regulation and would be dependent upon the Company’s ability to obtain all required governmental approvals and to satisfy a series of environmental and other protective conditions. In accordance with its prior business plan, the Company entered into the following water transactions in California:

(a) In September 1997, the Company entered into a water purchase agreement with San Bernardino Valley Municipal Water District (SBVMWD) pursuant to which SBVMWD agreed to sell to the Company 100,000 acre-feet of surplus California State Water Project water during the ensuing ten years. However, public agencies resisted the Company’s attempt to compete with their water delivery operations, and in September, 1997, MWD filed a complaint in the Superior Court of California for the County of Los Angeles in order to block the water sale. A separate, but similar action was filed by DWR in the California Superior Court for the County of Sacramento against SBVMWD and the Company in December, 1997. As a result of these legal challenges, the Company has not been able to deliver water under its agreements with the Santa Margarita Water District (“SMWD”).

(b) On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California. Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid the Company $200 per acre-foot ($1,190,000). After the first year, the per acre-foot price escalates over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in MWD’s rate for water, as defined.

The Company financed the pumping rights lease lump-sum payment through a $3,560,000 five-year amortizing term loan to a wholly-owned subsidiary of the Company. The loan is secured by the Company’s rights under the pumping rights lease with Inglewood in addition to the water rights associated with the other 1,500 acre-feet of water to be sold to Inglewood by the Company annually during the term of the loan. The loan is also guaranteed by the Company.

The Company obtained 4,450 acre-feet of the 5,950 acre-feet of water required by Inglewood annually from the lease it entered into with Inglewood. The Company secured the balance of the water from its owned inventory of West Basin groundwater pumping rights (242 acre-feet per year) and entered into two water rights leases. The first is a five-year water rights lease for 1,008 acre-feet per year at a price of $150 per acre-foot in the first year ($151,200). This price will escalate over the remaining four-year period at $7.50 per acre-foot per year. The second is a fifteen-year water rights lease for 250 acre-feet per year for a price of $135 per acre-foot in the first year ($33,750). The costs for subsequent years will be determined by multiplying the cost for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is based on prices established annually by MWD.

(c) In December 1998, the Company completed a pilot water sale in cooperation with MWD. For the first time in its 70-year history, MWD exchanged water with a private company for delivery within MWD’s service territory. In this transaction, the Company sold 1,000 acre-feet of water to SMWD. The transaction involved water previously purchased by the Company in Central California. The water was exchanged into the State Water Project, where it was then conveyed to MWD by DWR. MWD stored, treated and delivered the water to the Municipal Water District of Orange County, and ultimately to SMWD. The transaction was not financially material or profitable for the Company. However, pursuant to the precedent set by the pilot transfer, the Company arranged a similar transaction with SMWD and, on July 16, 1999, applied to MWD for facilitation of the transfer under the same conditions and pursuant to the same statutory authority as the 1998 transfer. During the fiscal year ended March 31, 2001, the Company completed negotiations with MWD and completed the transfer of water to SMWD. However, because of conveyance costs, energy costs, and system access limitations imposed by MWD, only a portion of the water delivered to MWD was actually made available to SMWD. As a result, the overall transaction was not profitable for the Company.

(d) The Company purchased real estate and water rights and aggregated the associated water rights to extract 2,996 acre-feet of water per year from the Mojave Basin in San Bernardino County, California.

Following the sale during the fiscal year ended March 31, 2001 of 1,000 acre-feet of its water rights in the Mojave Basin, the Company retains the rights to extract 1,996 acre-feet of water per year. Beginning in the fiscal year ended March 31, 2000, the Company began leasing such rights for one-year periods, earning $106,755, $81,830 and $131,755 in the fiscal years ended March 31, 2000, 2001 and 2002, respectively. The Company has allocated 30 acre-feet to its land held for sale in the Mojave Basin, and is in the process of marketing the remaining 1,966 acre-feet as part of the aforementioned plans for selling non-strategic assets in order to manage the Company’s liquidity position and reduce its operating costs.

(e) In prior fiscal years, the Company had invested $1,274,678 in the development of a water project in Inyo County, California, which included the purchase of 240 acres of land for a cost of $1,005,000. Because of uncertainty in the process for gaining environmental and other regulatory approvals for the project, the Company recorded an allowance against the core Inyo County water project costs of $1,274,678 incurred as of March 31, 2000 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). During the fiscal year ended March 31, 2001, after attempting to sell the project, the Company decided to abandon further development activity which resulted in an impairment of the remaining assets of this project of $762,770, and reached an agreement to return the land to its former owner in consideration of cancellation of the outstanding balance of the purchase money note secured by such property. Cancellation of the note resulted in an extraordinary gain on the early extinguishment of debt of $758,000.

(f) In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company (“Natomas”) pursuant to which Natomas agreed, subject to certain conditions which were never fully satisfied, to transfer to the Company up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas as an advance against its obligation to pay Natomas, upon delivery of the water to a third-party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company also agreed pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third-party purchaser. In July 1999, the Company entered into a contract for the sale of a portion of this water to a customer within the service area of the MWD. The Company thereupon made a request to MWD to convey the water to the customer. In April 1999, Natomas and the Company jointly filed a petition with the State Water Resources Control Board (“SWRCB”) seeking authority to complete this transfer. On December 28, 1999, the SWRCB entered its Order WR 99-012, which significantly limited the amount of water available for transfer based on Natomas’s conservation efforts. During the fiscal year ended March 31, 2001, the Company completed a transfer of water originating with Natomas’s conservation efforts to SMWD. However, because of conveyance costs, energy costs, and system access limitations imposed by MWD, only a portion of the water delivered to MWD was actually made available to SMWD. As a result, the overall transaction was not profitable for the Company.

(g) In May 1999, the Company also entered into a water transfer agreement with the Sutter Mutual Water Company (“Sutter”) that is similar to the arrangement with Natomas, and made a deposit of $100,000 for water to be delivered under that contract. As a result of the regulatory and other difficulties that the Company encountered with the Natomas transfer and other water projects, the Company also provided an allowance for water project costs equal to 100% for its deposit for this contract. During the fiscal year ended March 31, 2001, however, the Company successfully completed a transfer of a portion of Sutter’s conserved water to the Contra Costa Water District, a Bay Area wholesale agency.

(h) In March, 2000, the Company also entered into a conserved water purchase and sale agreement with Reclamation District (“RD”) 108, a Northern California agricultural water agency. Pursuant to that agreement and under terms of a petition approved by the SWRCB, the Company successfully transferred conserved water to Contra Costa Water District. Neither the Sutter nor the RD 108 transfer involved a significant amount of water, and the financial results for the Company were not material. However, the Company believes that the precedents set in these transfers provide opportunities for future transfers that are more significant in size and revenue potential.

(i) The Company also entered into a one-year option agreement with Contra Costa Water District for the future delivery of water. The option to purchase 8,000 acre-feet of water expired unexercised on March 5, 2001, and the Company recorded the option price of $32,000 as income in the quarter ended March 31, 2001.

(j) Because of uncertainty over its ability to generate revenue from water transfers based on regulatory impediments, the Company has reduced its emphasis on acquiring its own portfolio of water assets. The Company believes that direct ownership of water assets — though valuable in the long run — subjects the Company to significant risk that such assets can be indefinitely “stranded” through delay or adverse or just deferred governmental actions. The negative cost of carrying such assets during an extended and uncertain period before water arising under such assets can be profitably marketed is uneconomic. In response, the Company has attempted to develop water supply partnerships in which the Company assumes certain regulatory and management risks associated with transferring water arising under its partners’ water rights in exchange for a portion of the resulting value accretion made possible through sale and transfer of the water. This strategy is designed not only to produce interim cash flow from the success of specific transfers of temporarily surplus water arising under the water rights of the Company’s partners but also to enhance the value of the Company’s own assets by overcoming regulatory obstacles and opening accessible markets.

(k) The Company’s ability to derive revenue from its own water assets depends, in part, on the outcome of regulatory and administrative impediments in its California operations. The Company’s ability to derive profits from the sale of water it does not currently own depends on its ability to acquire such water, make sales to customers, and arrange delivery, all on an economic basis. Consummation of profitable water sales is subject to a variety of restrictions designed to protect third-party water users and the environment. The Company believed that it could operate profitably within these restrictions. However, public agencies which control critical segments of the public infrastructure necessary to transport and deliver water in California, the Company’s principal area of operation at the current time, have restricted access to such facilities through pricing and administrative action. The Company believes that many of these latter restrictions violate the Wheeling Statute (Section 1810 of the California Water Code). Therefore, and in order to permit it to complete profitable water sales, the Company has undertaken a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. There can, of course, be no assurance that the Company’s initiatives will result in removal of such artificial barriers to voluntary water transfers in California or, if they are removed, when that might happen. During Fiscal 2002, those barriers, coupled with the spike in electric prices in California, prevented completion of any new water transfer transactions. Given its current financial position, the Company cannot continue to pursue profitable water transfers indefinitely.

     California — Yuba Property Water Rights

      The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property that constitutes the Yuba Property. The Yuba County Superior Court, in a 1929 judgment, recognized the Company’s predecessor-in-interest’s riparian rights to the Yuba River and pre-1914 appropriative rights. (Appropriations that began before December 19, 1914 do not require a permit for transfer or change in place or purpose of use from the State Water Resources Control Board.) Additionally, the Company holds overlying rights to the groundwater aquifer beneath the Yuba property.

      The Company is currently considering developing its Yuba Property water for sale or lease. The Company’s Yuba Property water resources, if and when properly developed, could be distributed with the other water resources originating in the Sacramento River Valley. The Sacramento River Valley water resources serve most of Northern California and serve Southern California through statewide water distribution facilities which begin at the southern end of the Delta. Accordingly, because of the configuration of California’s water distribution system, the Company believes that sales could be made by the Company to water utilities serving most of the State’s population. The Company has not, however, developed a plan for marketing and selling its Yuba Property water, and the Company cannot currently estimate when any water disposition plan will be implemented. In addition, there are various regulatory hurdles that could delay or limit the Company’s ability to deliver or sell its Yuba Property water. As a result of various legal and engineering investigations undertaken by the Company, and because of the outcome of the SWRCB’s Lower Yuba River water rights hearing process (now on appeal), the Company believes that development and delivery of water from the Yuba Property will take longer and cost more than it had formerly anticipated. The Company’s carrying value of these assets is zero, and accordingly, the delays and uncertainties surrounding the Company’s efforts to monetize these assets do not entail an impairment charge against the value of the assets.

Other Water Assets

      The Company owns 1,996 acre-feet per year of groundwater production rights in the Mojave Basin in San Bernardino County, California. In its August 2000 Mojave decision (City of Barstow v. City of Adelanto et al.), the California Supreme Court ordered further proceedings in the trial court to implement its clarification of issues in the adjudication that were raised on appeal. During the fiscal year ended March 31, 2002, the further proceedings involved consideration of a variety of strategies for implementing the Mojave decision as well as negotiations among the parties to the adjudication related to possible implementation strategies. Although the primary parties to those negotiations have indicated that they have reached a settlement, the terms of the purported settlement have not yet been drafted for circulation. The Company believes, based on reports of the terms of the proposed settlement, that the basis on which the Mojave decision will be implemented will be favorable for the value of its water rights and will preserve the benefits of transfers among Mojave Basin water users. However, the complexity of the adjudication and settlement preclude accurate assessment of the impacts of the adjudication until the settlement is released for review. In any case, the Company has decided to sell its remaining Mojave Basin water rights at such times as the value of those water rights can be ascertained in light of the ultimate settlement, which is expected to be available for review in the second quarter of Fiscal 2003. In the interim, the Company has entered into a series of short-term leases of the water arising under its Mojave Basin water rights. The Company sold 1,000 acre-feet of its Mojave Basin water rights during the fiscal year ended March 31, 2001 at a price slightly in excess of $1,300 per acre-foot. In light of the apparent settlement implementing the Mojave decision, the Company anticipates that participants in the Mojave adjudication will recognize increased value in Mojave Basin water rights, including the water rights the Company intends to offer for sale.

      The Company owns shares of the Bear Valley Mutual Water Company, an entity that owns water and water rights. Under the aforementioned plan to sell non-strategic assets, the Company intends to sell its BVMWC interests.

      In light of the Company’s decision to dispose of its Mojave Basin water rights and its BVMWC shares, these assets have been classified as assets held for sale as of March 31, 2002.

     Colorado — Cherry Creek Water Rights Project

      In July 1992, the Company initiated a project (the “Cherry Creek Project”) to assemble, develop, and eventually sell water or packaged water rights to municipalities and other water users located in Colorado’s Cherry Creek basin. Cherry Creek is a tributary of the South Platte River, and the Cherry Creek basin is the drainage area of Cherry Creek, encompassing approximately 60 square miles. Much of the Cherry Creek basin is part of the greater metropolitan area of Denver, an area that historically has had water shortages. Although the water supplies currently available in the Cherry Creek basin are sufficient, in most cases, to meet the current demand for water in the area, increased need for water as a result of projected residential, commercial, and industrial development and growth in the Cherry Creek basin is expected to exceed the currently available supply of water in the region within the next several years. The goal of the Cherry Creek Project is to develop the Company’s water rights to provide reliable additional water resources in the Cherry Creek basin that can be sold or leased to municipalities and other water users to meet expected future demand for water.

      The State of Colorado has enacted various laws and regulations that identify and establish rights to tributary water which grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water and because of the scarcity of tributary resources in the area, municipalities and water districts in the Cherry Creek basin have relied on supplemental groundwater resources and other nontributary supplies. However, under Colorado law, by combining various water rights under a court-approved plan for augmentation, junior water rights can effectively be used “out of priority” without injury to the senior appropriators. Because court-approved plans for augmentation allow water to be diverted from junior tributary water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that water derived from the Cherry Creek Project constitutes a reliable future supply to meet the growing demand within the area.

      At the beginning of its Cherry Creek Project in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. To date, the Company has sold or exchanged a total of 4,279 acres of the Cherry Creek Project properties. In the year ended March 31, 2000, however, the Company repurchased 128 acres, which it had previously sold because the Company determined that the repurchased property is important to the full development of the Cherry Creek Project. During the Company’s most recent fiscal year, the Parker Water & Sanitation District (“PW&SD”), a special purpose water agency in Douglas County, initiated a condemnation action for 36 acres of that 128-acre parcel for use in connection with its own proposed new water supply program. The Company defended the property against this proposed taking. Following the close of the most recent fiscal year, the Company settled issues related to possession of the disputed property by PW&SD for a combination of a cash deposit (as against an ultimate determination of the value of the 36 acres) and preservation of rights and easements necessary to complete development of the Cherry Creek Project. The cash deposit in the amount of $294,000 has been disbursed by the Court to the Company. The Company expects further judicial proceedings to require PW&SD to make certain additional payments to the Company to reflect the actual value of the condemned property and to reimburse the Company for certain costs of defending its property rights; however, the outcome of such judicial proceedings is inherently unpredictable, and the Company cannot predict the timing or results of those future proceedings. In connection with the condemnation action, the Company has commissioned various analyses and appraisals of portions of the Cherry Creek Project implicated in that dispute. As a result of the current status of the condemnation litigation and in light of the third-party estimates of value, the Company has determined that the Cherry Creek Project assets are properly valued on the Company’s books.

      The Company has retained substantially all of the water rights associated with the land it has resold (including the right to drill and service a number of wells on such resold land). The real estate parcels that have been sold are not needed to further the principal purposes of the Cherry Creek Project. The Company has the right to operate 14 wells drawing tributary water in the Cherry Creek alluvium, of which 12 are existing wells. Ten of the 14 well rights (including two completed alluvial wells on property recently acquired by PW&SD under threat of condemnation) are located on property that is not owned by the Company. With respect to these ten wells, the Company owns the right to drill and operate the wells and to enter the real property on which such wells may be located or drilled in order to operate, maintain or establish such wells.

      In addition to the outright sales of Cherry Creek Project land, the Company, in April 1995, transferred approximately 257 acres of the Company’s Cherry Creek Project real estate to the State of Colorado for annexation into the Castlewood Canyon State Park in exchange for the rights to withdraw and use 1,290 acre-feet of nontributary water per year associated with the adjacent park land owned by the State.

      The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan for augmentation approved by the Colorado District Court, Water Division (the “Colorado Water Court”) in February 1998. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first nontributary well to begin implementation of the plan for augmentation. This well provides the Company with additional information on the water resources in the aquifer. In addition, water from this well is available for future water sales. Subsequent to the close of the fiscal year on March 31, 2002, the Company produced and sold its first water from this nontributary source. Although the amount and value of this water sale are not material, the Company believes that completion of construction, permitting, sale and successful delivery of Cherry Creek Project water are important milestones in development of the Cherry Creek Project.

      With the Plan for Augmentation approved and implementation begun, the Company is currently seeking to market its water in the Cherry Creek basin. The Company is considering a number of alternatives, from sale of water to a single buyer or user, to the short-term and/or long-term sale of water to municipalities or other water users. The sale of its water will, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water collected within the Cherry Creek Project. Capital expenditures necessary to produce and deliver all of the water available to the Cherry Creek Project are expected to be significant; however, the Company expects that such expenditures can be phased to coincide with increased demand for water in the area and sales of water from the Cherry Creek Project.

      During the fiscal year ended March 31, 2001, the Company initiated or continued discussions with several local water agencies aimed at determining a basis on which the Cherry Creek Project could be integrated into the long-term water resource planning in the area. In the fiscal year ended March 31, 2002, the Company began marketing “Water Contract Delivery Units” (“WCDUs”) as contract rights to an undivided portion of the water production capacity of the Cherry Creek Project. In support of the marketing effort, the Company formed a wholly-owned subsidiary in Colorado named the Cherry Creek Water Company for the purpose of developing the Cherry Creek Project within a Colorado-based corporate entity. Subsequent to the end of the most recent fiscal year, several local water agencies have expressed the non-binding intent to purchase WCDUs to meet a portion of their future water requirements. The Company intends to contribute the assets associated with the Cherry Creek Project to the Cherry Creek Water Company, subject to the approval of the transaction by the shareholders of the Company. Subsequent to such action, the Cherry Creek Water Company will be operated as a wholly-owned subsidiary of the Company and will continue to market WCDUs and complete the phased development of the Cherry Creek Project to meet local water demand as it develops. The Company has not yet completed the sale of any WCDUs, and, as a result, there can be no assurance that the Company will, in fact, sell WCDUs on terms that are satisfactory to the Company.

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

Employees

      As of the date of this report, the Company has eleven employees, none of whom is covered by any collective bargaining agreement.

Item 2.	Properties

      The principal properties currently owned by the Company are the following:

•	Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 408 acres (less the 36 acres to which PW&SD recently gained immediate possession in a settlement of the partial condemnation of the Company’s Vessel Parcel), and associated water rights. See “Item 1. Business — Description of Business — Cherry Creek Project.” The Company’s Cherry Creek land is zoned for agricultural and residential uses or for use by special permit for a water project.

•	Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, together with the water rights associated with such land. The rice farms are graded for cultivation and watered by wells on the properties. The Company leases the rice farms and ranches to unaffiliated operators.

•	The Company owns 30 acres of real estate located on the Yuba Property, in Yuba County, California, approximately ten miles northeast of Marysville, California. The 30 acres are zoned industrial-extractive and may be used for commercial but not residential purposes. However, the Company has adjudicated title to the water rights associated with approximately 9,025 acres of adjacent land that is owned by an unaffiliated third party. The Company maintains a project office on the parcel.

•	Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California.

•	Various cattle and crop farms with four associated residences, located in San Bernardino County, that collectively comprise 247 acres.

      Some of the Company’s foregoing real estate properties are encumbered by mortgages. For a description of the Company’s mortgage indebtedness, see “Note 10: Long-Term Debt” to the Company’s consolidated financial statements included as part of this Annual Report on Form 10-K.

      The Company leases its principal executive office at 102 Washington Avenue in Point Richmond, California, containing 2,400 net square feet, pursuant to a lease that expires in February 2003. The Company’s current monthly rental obligation for the facility is $3,950. On March 3, 2002 the Company’s offices were damaged by a fire that spread from an adjacent building. As a result, the Company temporarily relocated its headquarters to a near-by building. Repairs to its headquarters are underway, and the Company expects to re-occupy its offices early in the second quarter of the current fiscal year and to extend its lease beyond the current expiration date. The Company believes that substantially all of its losses associated with the fire are covered by insurance.

Item 3.	Legal Proceedings

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

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

      Until August 2000, the Company’s common stock was traded on the Nasdaq National Market under the symbol “WWTR.” During the fiscal year ended March 31, 2001 the Company received notice from The Nasdaq Stock Market that the Company’s common stock was out of compliance with two of the maintenance standards necessary for the common stock to be traded on the Nasdaq National Market. Accordingly, the Company’s common stock was de-listed from trading on the Nasdaq National Market, effective August 30, 2000. The Company’s common stock is currently traded electronically on the OTC Bulletin Board under the symbol WWTR. The following table sets forth for the prior two fiscal years the high and low closing sales prices of the common stock.

	Low	High

YEAR-ENDED MARCH 31, 2002
First Quarter (April-June)	$.20	$1.10
Second Quarter (July-September)	.48	.91
Third Quarter (October-December)	.36	.59
Fourth Quarter (January-March)	.22	.89

YEAR-ENDED MARCH 31, 2001
First Quarter (April-June)	$.19	$1.19
Second Quarter (July-September)	.03	.53
Third Quarter (October-December)	.06	.28
Fourth Quarter (January-March)	.16	.31

      On March 31, 2002, the Company had 1,568 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in “street name.”

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

      As of March 31, 2002 and 2001, there were outstanding 2,121.8 and 2,000 shares of the Company’s Series F Convertible Redeemable Preferred Stock. The Series F Preferred Stock provides for annual dividends, when and if declared, in the amount of $60.00 per share per year (6%), payable semi-annually in arrears in January and July. Such dividends may be payable in cash or in additional shares of Series F Preferred Stock, at the sole discretion of the Company’s Board of Directors. To date, such dividends have been declared and paid through the issuance of 121.8 additional shares of Series F Preferred Stock.

      As of March 31, 2002 and 2001, there were outstanding 7,708 shares of the Company’s Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per share per year (7.25%), payable semi-annually in arrears in January and July. During the fiscal year ended March 31, 2002, the Company declared and paid such dividends, in cash, as the same became due.

Item 6.     Selected Financial Data

      The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenue	$1,464,200	$2,126,695	$2,796,037	$1,822,990	$3,922,377
Cost of revenue	981,311	1,517,610	1,767,714	1,184,998	2,296,409

Gross profit	482,889	609,085	1,028,323	637,992	1,625,968
General and administrative expenses	3,075,610	3,933,995	7,448,615	5,805,192	5,645,559

Operating income (loss)	(2,592,721)	(3,324,910)	(6,420,292)	(5,167,200)	(4,019,591)
Interest income (expense), net	(689,693)	(660,745)	(624,966)	(586,464)	(209,694)
Other income (expense)	5,220	1,757,324	373,352	222,300	2,330,255

Income (loss) from continuing operations before income taxes	(3,277,194)	(2,228,331)	(6,671,906)	(5,531,364)	(1,899,030)
Income taxes	(3,200)	(3,200)	(3,200)	(3,200)	(2,400)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(3,280,394)	(2,231,531)	(6,675,106)	(5,534,564)	(1,901,430)
Extraordinary income on extinguishment of debt, net of income taxes	—	1,154,094	3,489,803	99,656	—
Cumulative effect of change in accounting principle	—	(237,065)	—	—	—

Net income (loss)	(3,280,394)	(1,314,502)	(3,185,303)	(5,434,908)	(1,901,430)
Accretion of preferred stock to redemption value	(108,298)	(38,255)	(35,819)	(33,099)	(30,584)
Excess of carrying value over amount paid to retire convertible redeemable preferred stock	—	7,678,597	—	—	—
Preferred stock dividends	(860,453)	(930,977)	(1,486,954)	(990,401)	(526,000)

Net income (loss) applicable to common stockholders	$(4,249,145)	$5,394,863	$(4,708,076)	$(6,458,408)	$(2,458,014)

Basic net income (loss) per common share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(.53)	$.56	$(1.03)	$(.80)	$(.30)
Extraordinary income on extinguishment of debt, net	—	.15	.44	.01	—
Cumulative effect of change in accounting principle	—	(.03)	—	—	—

Net income (loss) per common share applicable to common stockholders	$(.53)	$.68	$(0.59)	$(.79)	$(.30)

Diluted net income (loss) per common share applicable to common stockholders:
Income (loss) before, extraordinary item and cumulative effect of change in accounting principle	$(.53)	$.56	$(1.03)	$(.80)	$(.30)
Extraordinary income on extinguishment of debt, net	—	.13	.44	.01	—
Cumulative effect of change in accounting principle	—	(.03)	—	—	—

Net income (loss) per common share applicable to common stockholders	$(.53)	$.66	$(.59)	$(.79)	$(.30)

	As of March 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Current assets	$6,350,497	$7,701,501	$3,117,578	$15,536,283	$17,388,488
Total assets	24,224,892	29,646,307	37,700,950	47,630,860	41,891,968
Working capital	3,900,325	5,932,450	703,780	13,616,371	16,517,459
Long-term debt and debentures	9,011,979	10,325,976	12,015,366	17,712,349	16,028,470
Redeemable preferred stock	7,972,495	7,842,030	19,816,686	19,780,867	9,049,033
Common stockholders’ equity	4,790,245	8,885,130	3,451,767	8,174,399	15,860,103

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, during the fiscal year ended March 31, 2001, the Company explored various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. The Board of Directors concluded that liquidation of the Company was not in the best interest of the Company’s shareholders and other constituents. The Company has no formal plan to liquidate all or substantially all of its assets. It is, however, continuing to pursue a strategy of selling non-strategic assets to bolster its cash position while concentrating its efforts on the development and monetization of its existing strategic water-related assets and assisting other water rights owners to consummate voluntary water sales and transfers.

      In connection with its plans to sell non-strategic assets to generate liquidity and working capital, and voluntarily restructure the Company’s debt and preferred stock capitalization in order to reduce the Company’s interest and preferred dividend burdens, the Company has, since the beginning of the March 31, 2001 fiscal year effected the following:

•	During the 2001 fiscal year, the Company sold (a) its fee interest in the Cucamonga Water Fee Agreement; (b) its Central Basin (California) water rights; and (c) 1000 acre-feet of its Mojave Basin (California) water rights.

•	During the fiscal year ended March 31, 2002, the Company completed the sale of its Glenn County, California farm property and 123 acres of its land holdings in San Bernardino County California.

      With regard to the restructuring strategy, the Company (a) repurchased $2,456,000 of its Series C redeemable preferred stock at an 82% discount from face value; (b) retired its entire $10,000,000 issue of Series D redeemable preferred stock for $3,854,000 in cash plus $2,000,000 in face value of Series F redeemable preferred stock and 175,000 shares of the Company’s common stock; and (c) retired $909,000 of its 9% Convertible Debentures at a 45% discount from their face value.

Critical Accounting Policy

      In response to the SEC’s release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of any of its water rights is recorded in the period in which such event or circumstance becomes known to the Company. During each of the years in the three-year period ended March 31, 2002, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights, except as described in Note 15 in the consolidated financial statements of the Company included in this Annual Report on Form 10-K.

      The critical estimates made by the Company in assessing the existence of an impairment is associated with the fair value of its water rights. When considered necessary, management obtains third-party valuations to assist and support their estimate of fair value. In the case of the Cherry Creek Project, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company within the preceding six months, upon actual sales to an unaffiliated third party of water derived from the Project, and upon current negotiations for the sale of Water Contract Delivery Units.

Results of Operations

      The following is a description of the Company’s results of operations for its three most recent fiscal years.

      The Company has previously reported its continuing operations in two segments, water rights and real estate. Upon the purchase of assets that contain both real estate and water rights, the basis of such assets has been allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition. As properties or water rights were sold, the allocated portion of the basis was included in cost of revenue.

      Beginning with the fiscal year ended March 31, 2002, the Company has re-aligned its segment reporting into two operating segments, California and Colorado. The reasons for this change include the following:

•	The Cherry Creek Project assets represent an integrated, stand-alone, water development project distinct from the California assets and operations of the Company.

•	California and Colorado are significantly different environments from the standpoint of water law, policy and regulation.

•	Subject to shareholder approval, it is the Company’s intention to move the Cherry Creek Project assets and operations into a wholly-owned subsidiary.

•	Separately showing the California and Colorado assets and operations on a segment basis will enhance the readers’ understanding of the Company’s financial position and results of operations.

The segment information for the fiscal years ended March 31, 2001 and 2000 have been restated to reflect the new segment structure.

California Operations

	Years Ended March 31,

	2002	2001	2000

Revenue	$1,464,000	2,127,000	2,796,000
Cost of Revenue	981,000	1,518,000	1,768,000

Gross Profit	483,000	609,000	1,028,000

Gain on sales of assets	17,000	896,000	40,000

Other, net	5,000	861,000	333,000

Cumulative effect of change in accounting principle	—	(237,000)	—

      Revenues for each of the three fiscal years ended March 31, 2002 (“Fiscal 2002”), March 31, 2001 (“Fiscal 2001”), and March 31, 2000 (“Fiscal 2000”) consisted solely of revenues generated by the Company from its California water related activities. The Company did not generate any revenues during the prior three fiscal years from the sale of real estate (other than the recent sale of non-strategic real estate as part of the Company’s restructuring plan, which sale is included as part of the “Other Non-Segment Information” set forth below). Water revenue for the three fiscal years generally includes revenues from both the sale of water and from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for each fiscal year includes the cost of water purchased for resale and amortization of other resource acquisition costs.

      Revenue for Fiscal 2002 decreased $663,000 (31%) from Fiscal 2001 primarily because the Company disposed of a water payment contract in Fiscal 2001 and because the Company did not complete any new water transfer transactions in Fiscal 2002. During Fiscal 2001, revenues consisted of (i) $1,287,000 that the Company received under a five-year water sale agreement with the City of Inglewood, California, and (ii) $840,000 from other sources, including a water transfer agreement between the Company and the Santa Margarita Water District. Although the Company continued to receive payments under the City of Inglewood water sale agreement of (amounting to $1,306,000 in Fiscal 2002), the Company did not receive any payments under the Cucamonga Water Fee Agreement in Fiscal 2002 which was disposed of in Fiscal Year 2001, and the Company did not complete any new water transfers during Fiscal Year 2002. The Company’s interest in the Cucamonga Water Fee Agreement payments was terminated in March 2001 upon the sale of the underlying shares of the Fontana Union Water Company. While the sale of the water payment interest underlying the Cucamonga Water Fee Agreement generated a one-time $879,000 gain in Fiscal 2001, the Company’s sale of this contract right resulted in the loss of the annual payments in Fiscal 2002, and in future years. The Company was unable to complete any additional water transfer transaction in Fiscal 2002 primarily due to the laws and regulations that have hindered the Company’s ability to complete such existing water transfer agreements. The existence and continuation of the complex structure of laws and regulations that govern and regulate water transfers in California will continue to limit the Company’s ability to effect profitable water transfer transactions in California in the future.

      Water revenue for Fiscal 2001 decreased $669,000 (24%) from Fiscal 2000 as a result of decreased water sales. Water revenue during Fiscal 2000 consisted of revenues from the water sale agreement with the City of Inglewood ($1,283,000), a water sale to the Westlands Water District of ($1,050,000), and other water transactions that generated an aggregate revenue of $463,000.

      Cost of revenue decreased in Fiscal 2002 compared to Fiscal 2001, and in Fiscal 2001 compared to Fiscal 2000. In general, the cost of revenue in each instance decreased primarily due to the decrease in water sale transactions. Cost of revenue as a percentage of gross revenue decreased in Fiscal 2002 (at 67.0%) compared to Fiscal 2001 (71.4%), due to the water transfer agreement with Santa Margarita Water District which had a high associated cost of revenue in Fiscal 2001. Cost of revenue as a percentage of gross revenue was 63.2% for

Fiscal 2000. Since cost of revenue is based on the isolated, individually negotiated and structured water transactions, the Company does not believe that cost of revenue as a percentage of gross revenue is a meaningful ratio in comparing the Company’s year-to-year results.

      Gain on Sale of Water Rights. During Fiscal 2001, the Company sold 1,219 acre feet of annual groundwater rights in the Central Basin in Los Angeles, California to a municipality in the Los Angeles area. The Company realized a gain on that sale in the amount of $428,000. During Fiscal 2001, the Company also sold 1,000 acre-feet of its water rights in the Mojave Basin of California to an unaffiliated water management utility company, and realized a gain on that sale in the amount of $465,000. There were no comparable sales in Fiscal 2002 or Fiscal 2000.

      Other. The Company has owned a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (“CCWD”), located in San Bernardino County, California, in connection with certain water sold or made available to CCWD by the Fontana Union Water Company, a mutual water company principally owned by Kaiser Ventures, Inc. (“KVI”), under a 100-year lease. In Fiscal 2001 KVI completed the sale of its interest in the Fontana Union Water Company to CCWD. As a result of the sale, the Company’s rights to receive the 3.7398% payments terminated in exchange for 3.7398% of the net sales proceeds to KVI, after certain offsets for KVI’s transaction expenses. On March 23, 2001, the Company received the net proceeds from the foregoing sale, which payments resulted in a gain of $879,000, after providing for transaction costs and a residual interest due to an unrelated third party.

      In Fiscal 2000, the Company sold 714.5 shares of the Fontana Mutual Water Company, and realized a gain on the sale in the amount of $395,000.

      Cumulative Effect of Change in Accounting Principle. In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changes the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. After this change, the Company recognizes revenue in conjunction with the delivery of such water. Payments received in excess of revenue earned are deferred until such water is delivered. Prior to April 1, 2000, this water sales contract provided water revenue of $974,000 and cost of water revenue of $737,000. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,000 to the Fiscal 2001 consolidated statement of operations in the fourth quarter of Fiscal 2001.

Colorado Operations

Years Ended
March 31,

	2002	2001	2000

Revenue	—	—	—
Cost of Revenue	—	—	—

Gross Profit	—	—	—

      All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. During Fiscal 2002, the Company did not make any water sales or other water transfers in Colorado, and therefore did not generate any revenue from its Colorado operations in either Fiscal Years 2002, 2001 or 2000. Although the Cherry Creek Project has not generated any revenue, the Company has commenced implementing a plan to market and sell Water Contract Delivery Units (“WCDUs”), contractual rights to receive a specified portion of the undivided portions of the water production capacity of the Cherry Creek Project to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WCDUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that WCDUs will, in fact, be sold on terms satisfactory to the Company.

      Subsequent to the close of the fiscal year ended March 31, 2002, the Company executed a short-term water sale agreement to deliver, and has subsequently delivered, a small amount of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue derived from such sale is material. However, the Company believes that this initial sale of water, entailing perfection of the underlying water right, completion of physical infrastructure and acquisition of various permits required for the delivery, represents an important milestone in the development of the Cherry Creek Project. No assurance can be given that the Company will, in fact, be able to enter into any water delivery contracts during the foregoing periods or at all, or that such agreements will be profitable for the Company.

General and Administrative Expenses

	Years Ended March 31,

	2002	2001	2000

General and Administrative Expenses	$3,076,000	3,934,000	7,449,000

      In addition to employee compensation expenses, professional fees, travel/marketing expenses, office occupancy charges, and other related expenses, the Company also includes charges related to the impairment of its assets as part of its general and administrative expenses. General and administrative expenses for Fiscal 2002 decreased by $858,000 (22%) from Fiscal 2001. The decrease was primarily due to a $763,000 asset impairment charge that the Company recognized in Fiscal 2001. The Company did not have any asset impairment charges in Fiscal 2002. Therefore, excluding the Fiscal 2001 asset impairment charge, general and administrative expenses in Fiscal 2002 decreased by approximately $100,000 (3%) from Fiscal 2001. During Fiscal 2002, consulting and engineering fees decreased by $335,000 from the prior year as a result of reduced transaction activity. Payroll and fringe benefit costs increased by $161,000, primarily due to a $154,000 non-cash expense for deferred compensation arising from variable plan accounting for certain incentive stock options granted to an officer and director of the Company.

      During Fiscal 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with a water development project that the Company had initiated in Olancha, California. During Fiscal 2001, the Company determined that it could not successfully complete the Olancha project as anticipated. Accordingly, the Company returned all of the Olancha assets that it had previously purchased to the seller and former owner of such assets in exchange for the forgiveness of the outstanding balance of the Company’s obligation (“purchase financing”) to the seller and former owner. These impairment charges, therefore, were made to reduce the recorded asset values of the returned assets following the return of the assets to the seller in exchange for full satisfaction and retirement of the Company’s note in favor of the seller and former owner in the amount of $758,000. (Note that, for accounting purposes, the Company recognized an extraordinary gain of $769,000 on the extinguishment of the foregoing debt. See, “Other Information,” below.)

      General and administrative expenses for Fiscal 2001 decreased by $3,515,000 (47%) from Fiscal 2000. The decrease was primarily due to a decrease in consulting and engineering fees of $779,000, a decrease in the allowance for water projects of $1,019,000, a decrease in asset impairment charges of $403,000, and a decrease of $783,000 in payroll and office expenses as the Company downsized its staff, and consolidated its administrative operations into its Point Richmond, California headquarters. Consulting and engineering fees decreased in Fiscal 2001 due to reduced transaction activity. The allowance for water projects and the asset impairment charges are based on the Company’s periodic review of the carrying value of its assets and are not directly indicative of the Company’s operations during any fiscal year.

      General and administrative expenses for Fiscal 2000 were $7,449,000, reflecting the payroll and fringe benefits ($2,243,000) and other miscellaneous charges ($1,566,000) in effect before the Company’s cost cutting efforts were implemented in Fiscal 2001. In addition, general and administrative expenses in Fiscal 2000 also included a total of $1,155,000 of asset impairment charges and $1,455,000 of consulting and engineering expenses. A substantial portion of the consulting and engineering expenses were incurred in connection with certain water transfer transactions, not all of which were successfully completed. The asset impairment charges were the result of the reduction of the carrying value of the Company’s water rights in the Mojave Basin from $3,327,000 to its estimated fair value of $2,500,000. This reduction of $827,000 has been recorded as an asset impairment loss and included in general and administrative expenses and reflected the Company’s belief that the market value of such rights had declined since they were purchased. This decline was due, in part, to uncertainty surrounding the appeal of the Mojave Basin adjudication to the California Supreme Court, which was subsequently partially resolved by the Mojave decision. The Company also took additional asset impairment losses against the carrying value of certain mutual water company shares ($204,000) and against the carrying value of certain water storage activities ($124,000), reducing the carrying value of the water storage assets to zero.

Other Information

	Years Ended March 31,

	2002	2001	2000

Interest income	$170,000	478,000	622,000
Interest expense	(860,000)	(1,139,000)	(1,247,000)
Extraordinary income, net	—	1,154,000	3,490,000

      Interest Income. Interest income is composed of interest earned on the Company’s cash and cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for Fiscal 2002 from Fiscal 2001 due primarily to lower interest rates and investment balances. Interest income decreased for Fiscal 2001 from Fiscal 2000 due primarily to lower investment balances.

      Interest Expense. Interest expense for Fiscal 2002, 2001 and Fiscal 2000 included interest of $794,000, $849,000 and $1,036,000, respectively, paid to the holders of the Company’s outstanding 9% Convertible Subordinated Debentures Due 2005 (the “Debentures”). Fiscal 2002, 2001 and 2000 also included $64,000, $182,000 and $194,000 respectively of interest related to the five-year amortizing term loan for the Inglewood water sale agreement. Interest of $0, $0 and $84,000 was capitalized during Fiscal 2002, 2001, and 2000, respectively, in connection with the development of land.

      Extraordinary Income, Net. During Fiscal 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller and former owner of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller and former owner in the amount of $758,000 and accrued interest of $11,000, and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $769,000.

      In Fiscal 2001, the Company repurchased $909,000 of its outstanding Debentures, plus accrued interest of $14,000 for $514,000 in cash. After reducing related net deferred debt costs of $24,000, the Company recognized a $385,000 extraordinary gain on the early extinguishment of debt.

      In Fiscal 2000, the Company repurchased $5,000,000 of its Debentures, plus accrued interest of $158,000, for $1,500,000. After reducing related net deferred debt costs of $273,000, the Company recognized an extraordinary income on extinguishment of debt, net of income taxes of $3,490,000.

Liquidity and Capital Resources

      As of March 31, 2002 the Company had working capital and a current ratio of $3,900,000 and 2.59 to 1, compared with $5,932,000 and 4.35 to l as of March 31, 2001.

      For the year ended March 31, 2002, the Company recognized revenues of $1,464,000 and a gross profit of $483,000, primarily from water sales and the lease of water rights. However, the gross profit was offset by general and administrative expenses consisting of payroll and fringe benefits (of which $1,413,000 was paid in cash), consulting and engineering costs ($328,000), and miscellaneous costs ($1,155,000). Although the Company recognized $170,000 from interest income earned primarily from its cash and cash equivalents investments, the interest income was offset by $849,000 interest expense incurred on its Debentures and $10,000 of interest expense incurred on its term loan and other obligations. As a result of the foregoing factors, the Company had negative cash flows from operating activities of $2,413,000 for the year ended March 31, 2002.

      The Company funded its working capital needs during the year ended March 31, 2002 through its existing operating revenue, its existing capital resources, and cash generated by the sales of non-strategic assets. Such sales of non-strategic assets consisted of (i) the sale of its Glenn County California farmland for $218,000 in cash, and (ii) the sale of two parcels of its San Bernardino County, California real estate for $152,000 of cash and interest-bearing notes in the amount of $67,000. The Company intends to continue to sell its other non-strategic assets to generate cash and reduce its operating expenses while it continues to develop its principal water assets and wholesale water activities to generate operating revenues in the future. For example, during the current fiscal year ending March 31, 2003, the Company plans to sell (a) its remaining water rights in the Mojave Basin, (b) its remaining land in Mojave, and (c) all of its Bear Valley Mutual Water Company shares. These three assets collectively have a book value of $2,863,000, and the Company expects to realize more than the book value of these assets from these sales, individually and collectively. Completion of such sales is inherently uncertain.

      Sales of non-strategic assets are expected to generate gains and working capital during the current fiscal year; however, gains from such sales are unpredictable as to both timing and the amount realized. In addition, while revenues from (i) existing water sales contracts; (ii) leasing the Company’s rice farms and ranches; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than the occasional sales of non-strategic assets, such recurring revenues will be insufficient to cover general and administrative expenses, and interest on outstanding indebtedness and cash dividends when and if declared on its outstanding preferred stock. Revenue from water operations will continue to be dependent on individually negotiated transactions that are inherently uncertain as to timing and terms. Nonetheless, based on the Company’s current estimates of sales of water and WCDUs of the Cherry Creek Project, revenues from planned non-strategic asset sales and from its existing operations are expected to be sufficient to fund the Company’s working capital needs during the current fiscal year.

      Because the Company anticipated that it may not generate sufficient revenues from its principal water projects in the near term, the Company has, during the past two years also attempted to reduce the Company’s on-going cash payment obligations by restructuring some of the Company’s fixed obligations. For example, during Fiscal 2001, the Company repurchased $909,000 of the Debentures plus accrued interest of $14,000 for $514,000. In Fiscal 2000, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $158,000 for $1,500,000 in cash. The repurchase of these Debentures at a discount reduced the total amount of debt that the Company will eventually have to repay by $5,909,000 and reduced its annual interest payment obligations by a total of $532,000.

      During Fiscal, 2001, the Company also voluntarily redeemed 2,456.5124 shares of its $1,000 stated value Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,000. The net carrying value of such shares was $2,377,000 net of related private placement costs of $80,000. Also, during Fiscal 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and Interagua for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $188,000; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,854,000; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of

$2,000,000. Since the Series D Preferred Stock accrued dividends on the $10,000,000 stated amount at a rate of 7.5% per annum, and the new shares of Series F Convertible Redeemable Preferred Stock accrue dividends on the stated value of $2,000,000 at a rate of 6.0% per annum, the Company has reduced its dividend payment obligations to Interagua by $630,000 annually. Furthermore, the Company has the option to pay these Series F dividends on the Series F Convertible Redeemable Preferred Stock in additional shares of such preferred stock rather than cash, thereby further reducing its need to make cash payments from its limited resources.

      In addition, during Fiscal 2002, the Company continued to retire its bank debt, making scheduled principal payments of approximately $747,000 on its bank debt associated with the Company’s five-year water lease transaction with the City of Inglewood. In connection with that bank loan, the Company agreed to maintain not less than $15 million of net worth (as defined in the bank loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,269,000 as a current liability at March 31, 2002. In the event that the bank does declare a default, the Company may have to use its existing resources to repay the loan in its entirety.

      In addition, the Company has suspended the acquisition of new water assets and has determined to limit its investing and financing activities to those required to complete development of some of its strategic assets, principally in Yuba County, California and in the Cherry Creek basin in Colorado. Accordingly, during Fiscal 2003, the Company anticipates making capital expenditures totaling $575,000 in connection with the Cherry Creek Project, dependent primarily upon completion of the sale of WCDUs. Of that amount, only $125,000 would be expended prior to any possible sale of its Cherry Creek Project WCDUs. The Company believes that its current resources plus the funds it expects to generate from the sale of non-strategic assets and the sale of Cherry Creek Project WCDUs will be sufficient to fund this planned capital outlays and operating expenses for the fiscal year ending March 31, 2003.

      Although the Company has attempted to reduce its future commitments, the Company is still committed to certain material expenditures over the next several years, including the following:

Commitments expiring in fiscal years:	2003	2004	2005	2006	2007	Thereafter

Scheduled principal payments on existing outstanding indebtedness	$866,000	475,000	40,000	44,000	33,000	39,000
Semi-annual interest payments on Debentures	794,000	794,000	794,000	392,000	—	—
Principal redemption of Debentures	—	—	—	8,818,000	—	—
Payment on water purchase contract	300,000	—	—	—	—	—
Dividends on Series C Preferred Stock	559,000	559,000	559,000	559,000	280,000	280,000
Redemption of Series C Preferred stock (50% in FY 2007 and 50% in FY 2008)	—	—	—	—	3,854,000	3,854,000
Redemption of Series F Preferred Stock (in FY 2011 and FY 2012)	—	—	—	—	—	2,128,000

      The holders of the 2121.80 outstanding shares of Series F Preferred Stock are entitled to receive annual dividends in the amount of $60.00 per share, payable semi-annually on January 15, and July 15 of each year (aggregating $127,000 per year). These dividends may be paid in cash or in additional shares of Series F

Preferred Stock, at the Company’s sole discretion. During Fiscal 2002, the Company declared and issued scheduled dividends, paid in 121.8 additional shares of Series F Preferred Stock.

      Based on its existing assets and on its projected operating income and expenses, the Company anticipates that it will be able to fund its foreseeable working capital needs for at least one year from the date of this report from existing cash, proceeds derived from on-going operations and proceeds from the anticipated sale of certain existing non-strategic assets and the sale of Cherry Creek Project WCDUs. However, no assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company will adopt the full provisions of SFAS 141 and 142 in the fiscal year ending March 31, 2003. The Company does not expect the adoption of SFAS 141 to have a material impact on the Company. The Company has evaluated the impact of adopting SFAS 142 and has concluded that its water rights represent intangible assets which meet the scope of SFAS 142. Pursuant to SFAS 142, the majority of the Company’s water rights will be amortized in conjunction with the amount of water that may be used associated with such water rights.

      In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 applies to all long-lived assets (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in Fiscal 2003. The Company will adopt SFAS 144 in the fiscal year ending March 31, 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This statement is effective for fiscal years beginning after May 15, 2002, but early adoption is permitted. The adoption of SFAS No. 145 will not have a significant effect on the Company’s results of operations or its financial position.

Risk Factors

      The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company’s Common and Preferred Stock.

History of Losses in Principal Business

      To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell its water assets, and those of its clients. The Company has generated declining revenues of $1,464,000, $2,127,000, and $2,796,000 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively, while incurring net losses of $3,280,000 $1,315,000 and $3,185,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. If this condition continues throughout Fiscal 2003, the Company will continue to incur operating losses from its California operations. In light of the Company’s current financial condition, losses from operations may not be sustainable for the period of time required to develop a viable water market.

Uncertainty of Future Water Revenue

      The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers in its California operations. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed or modified, the Company believes that its ability to generate significant revenues from its water assets will be severely limited. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to protect, develop and monetize its California water assets will be changed, or if changed, that the changes will occur in the near future. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given if the Company will ever be able to generate significant revenues from its water transfer activities in California.

      In addition, before the Company can consummate significant water deliveries in its Cherry Creek Project in Colorado, the Company or the purchaser of such water will have to build the infrastructure necessary to utilize the water. The requirement to build the infrastructure will affect the ability of the Company to sell its water, the price at which the water can be sold, and the revenues that the Company can derive from its Colorado water assets.

Limited Financial Resources

      As a result of the operating losses sustained by the Company during the last several years, which have been partially offset in Fiscal 2002 and 2001 by sales of certain non-strategic assets, the Company may not have sufficient available cash to carry out its business plans over the longer term. Regulatory difficulties that the Company has encountered in California will continue to impact the Company’s ability to protect, develop and monetize its California water assets. The time period in which a return could be realized on the investment represented by these assets is unknown. These uncertainties will make it difficult for the Company to obtain new financing, if necessary, to pursue its business plans.

Breach of Covenant on Bank Loan

      During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below the amount required by a covenant in its guaranty of a Bank Loan to a wholly-owned subsidiary of the Company. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,269,000 as a current liability at March 31, 2002. In the event that the bank does declare a default, the Company may have to use its existing resources to repay the loan in its entirety.

Commitments for Purchase and Sale of Water

      In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. If the Company were called upon by the seller to take delivery and pay for the remaining 12,000 acre-feet of water, the Company would be obligated to pay the balance of the purchase price. Such a payment would require the Company to use a portion of its cash reserves and could adversely affect the Company’s liquidity and capital reserves. The Company believes that it could re-sell the water on the same or better terms. However, no assurance can be given that the Company could quickly re-sell the 12,000 acre-feet of water or that the use of its cash would not adversely affect the Company’s on-going operations.

      In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. As noted above, during the year ended March 31, 2001 the Company delivered 2,000 acre-feet of water to this third-party buyer. The remaining 12,000 acre-feet of water committed to purchase by the Company but not yet delivered by the seller cannot currently be delivered to the buyer due to a dispute between the buyer and certain other water agencies who control the means of conveying such water to the buyer. The buyer and the Company have mutually acknowledged that the dispute (which is not material to the Company) represents a force majeure event preventing current delivery. Although the buyer has not been able to accept delivery of the water, the buyer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the re-sale contract. The balance of this prepayment against the Company’s delivery obligation is recorded as current deferred revenue of $824,120.

      The Company continues to be willing to deliver the remaining 12,000 acre-feet of water to the contracted buyer if and when the force majeure issues are resolved. Because near-term resolution of these issues is doubtful, the Company and the buyer are exploring alternatives. Currently, there can be no assurance that viable and mutually attractive alternatives will be identified and/or implemented.

Delisting of Common Stock from Nasdaq National Market

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk primarily due to fluctuations in interest rates. The Company utilizes both fixed and variable rate debt. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower the Company’s overall borrowing costs. To achieve this objective, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate caps in order to mitigate interest rate risk on a related financial instrument. The Company does not enter into any financial transactions for speculative or trading purposes. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate and variable rate debt for the fiscal periods indicated:

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$34,000	$37,000	$40,000	$8,862,000	$34,000	$38,000	$9,045,000	$9,045,000
Weighted average interest rate	8.7%	8.3%	9.0%	9.0%	9.0%	9.0%	8.9%
Variable rate debt	$832,000	$437,000	—	—	—	—	$1,269,000	$1,269,000
Weighted average interest rate	3.375%	3.375%	—	—	—	—	3.375%

      The Company’s variable rate on its variable rate debt is capped at 7.5%.

      The variable rate debt totaling $1,269,000 represents the Bank Loan in connection with the Company’s water lease and sale transaction with the City of Inglewood. In connection with that Bank Loan, the Company agreed to maintain not less that $15 million of net worth (as defined). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,269,000 as a current liability at March 31, 2002.

Item 8.     Consolidated Financial Statements and Supplementary Data

      The consolidated financial statements and the report thereon and notes thereto, which are attached hereto as pages F-1 through F-31, and indexed at page 32, are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information in the Company’s Proxy Statement to be filed by July 29, 2002 set forth under the caption “Election of Directors” and “Executive Officers” is incorporated herein by reference.

Item 11.     Executive Compensation

      The information in the Company’s Proxy Statement to be filed by July 29, 2002 set forth under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Company’s Proxy Statement to be filed by July 29, 2002 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information in the Company’s Proxy Statement to be filed by July 29, 2002 set forth under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Consolidated Financial Statement Schedules and Reports On Form 8-K

Exhibits

      The following exhibits are filed as a part of this report

3.1	Certificate of Incorporation.(1)
3.2	By-laws of the Company.(2)
4.1	Form of Common Stock Certificate.(1)
4.2	Form of Convertible Subordinated Debenture Due 2005.(3)
4.3	Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(5)
4.4	Certificate of Designations for Series D Convertible Redeemable Preferred Stock.(7)
4.5	Certificate of Designations of Series E Participating Preferred Stock.(9)
4.6	Certificate of Designations of Series F Convertible Redeemable Preferred Stock.(10)
10.1	Form of Indemnity Agreement between the Company and its officers and directors.(2)
10.2	1993 Stock Option Plan.(4)
10.3	Amendment to 1993 Stock Option Plan.(4)
10.4	1997 Stock Option Plan.(6)
10.5	Point Richmond Office Lease, dated December 18, 1998, as amended, by and between Western Water Company and Janis & Martin McNair.(9)
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
99.1	Rights Agreement, dated as of July 23, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the Form of Right Certificate.(8)
99.2	Investment Restructure Agreement, dated March 16, 2001.(10)

(1)	Previously filed as an exhibit to the Company’s Form S-1, file no. 33-47606, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10, file no. 000-18756, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K dated September 22, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 8, 1999, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on March 19, 2001, which exhibit is hereby incorporated herein by reference.

      The following financial statements are filed as a part of this report, appearing at the pages indicated:

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WATER COMPANY

By:	/s/ MICHAEL PATRICK GEORGE

Michael Patrick George
President

Date: July 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL PATRICK GEORGE Michael Patrick George	President, Chief Executive Officer Chairman of the Board	July 12, 2002

/s/ WILLIAM T. GOCHNAUER William T. Gochnauer	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	July 12, 2002

/s/ LEE K. HARRINGTON Lee K. Harrington	Director	July 12, 2002

/s/ DAVID A. ABEL David A. Abel	Director	July 12, 2002

/s/ ROBERT A. BAKER Robert A. Baker	Director	July 12, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Western Water Company:

      We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Francisco, California

July 9, 2002

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2002 and 2001

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$3,320,917	$7,138,615
Accounts receivable — trade	12,625	—
Current portion of notes receivable (Note 2)	50,240	86,413
Assets held for sale (Note 7)	2,863,158	—
Other current assets	103,557	476,473

Total Current Assets	6,350,497	7,701,501
Notes receivable, less current portion (Note 2)	166,488	135,709
Land (Notes 4, 10 and 15)	4,163,880	5,104,836
Water rights (Notes 5 and 16)	11,602,744	13,267,387
Prepaid leasing costs, net of accumulated amortization (Note 6)	1,204,826	1,951,546
Other water assets, net of accumulated amortization (Note 1)	359,835	1,003,052
Deferred debt costs, net of accumulated amortization (Note 10 and 11)	192,559	257,750
Property and equipment, net of accumulated depreciation (Note 3)	51,705	86,274
Other assets	132,357	138,252

Total Assets	$24,224,891	$29,646,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,709	$189,567
Accrued expenses and other liabilities (Notes 9)	218,883	798,982
Deferred revenue on water contract (Note 1)	824,120	—
Current maturities of long-term debt (Note 10)	1,302,460	780,502

Total Current Liabilities	2,450,172	1,769,051
Deferred revenue on water contract (Note 1)	—	824,120
Long-term debt, less current maturities (Note 10)	194,201	1,494,864
9% Convertible subordinated debentures (Note 11)	8,817,778	8,831,112

Total Liabilities	11,462,151	12,919,147

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at March 31, 2002 and 2001 (Note 12)	7,503,650	7,475,121
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,121.8 and 2,000.0 shares issued and outstanding (aggregate liquidation preference of $2,121,800 and $2,000,000) at March 31, 2002 and 2001, respectively (Note 12)	468,845	366,909
Stockholders’ Equity (Notes 12, 16, and 17):
Common stock, $.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at March 31, 2002 and 2001	8,410	8,410
Additional paid-in capital	24,787,116	24,487,116
Deferred compensation	(145,740)	—
Accumulated deficit (accumulated since October 1, 1994)	(18,484,671)	(14,235,526)
Treasury stock, at cost, 341,200 shares at March 31, 2002 and 2001	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	4,790,245	8,885,130

Commitments and contingencies (Note 23)
Total Liabilities and Stockholders’ Equity	$24,224,891	$29,646,307

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 31, 2002, 2001 and 2000

	2002	2001	2000

Revenue	$1,464,200	$2,126,695	$2,796,037
Cost of Revenue	981,311	1,517,610	1,767,714

Gross Profit	482,889	609,085	1,028,323
General and Administrative Expenses (Note 20)	3,075,610	3,933,995	7,448,615

Operating Income (Loss)	(2,592,721)	(3,324,910)	(6,420,292)

Other Income (Expenses):
Interest income	170,006	478,204	622,239
Interest expense	(859,699)	(1,138,949)	(1,247,205)
Gain on sale of water rights (Note 5)	—	892,779	—
Gain on sale of land	16,747	—	—
Gain on sale of investment in limited liability company, net (Note 7)	—	3,333	40,000
Other, net (Note 19)	(11,527)	861,212	333,352

	(684,473)	1,096,579	(251,614)

Income (Loss) Before Income Taxes	(3,277,194)	(2,228,331)	(6,671,906)
Income Taxes (Note 14)	3,200	3,200	3,200

Income (Loss) before extraordinary item and cumulative effect of change in accounting principle	(3,280,394)	(2,231,531)	(6,675,106)
Extraordinary income on extinguishment of debt (Note 18)	—	1,154,094	3,489,803

Net Income (Loss) before cumulative effect of change in accounting principle	(3,280,394)	(1,077,437)	(3,185,303)
Cumulative effect of change in accounting principle (Note 1)	—	(237,065)	—

Net Income (Loss)	(3,280,394)	(1,314,502)	(3,185,303)
Accretion of preferred stock to redemption value	(108,298)	(38,255)	(35,819)
Excess of carrying value over amount paid to retire convertible redeemable preferred stock (Note 12)	—	7,678,597	—
Preferred stock dividends	(860,453)	(930,977)	(1,486,954)

Net Income (Loss) Applicable to Common Stockholders	$(4,249,145)	$5,394,863	$(4,708,076)

Basic net income (loss) per share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.53)	$0.56	$(1.03)
Extraordinary income on extinguishment of debt	—	0.15	0.44
Cumulative effect of change in accounting principle	—	(0.03)	—

Basic net income (loss) per share applicable to common stockholders	$(0.53)	$0.68	$(0.59)

Diluted net income (loss) per share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.53)	$0.56	$(1.03)
Extraordinary income on extinguishment of debt	—	0.13	0.44
Cumulative effect of change in accounting principle	—	(0.03)	—

Diluted net income (loss) per share applicable to common stockholders	$(0.53)	$0.66	$(0.59)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2002, 2001 and 2000

	Common Stock		Additional				Total
			Paid-In	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance at March 31, 1999	8,239,616	$8,240	24,347,502	—	(14,922,313)	(1,259,030)	8,174,399
Net loss	—	—	—	—	(3,185,303)	—	(3,185,303)
Vesting of compensatory stock options	—	—	101,284	—	—	—	101,284
Preferred dividends	—	—	—	—	(1,486,954)	—	(1,486,954)
Accretion of preferred stock	—	—	—	—	(35,819)	—	(35,819)
Payments to acquire 49,000 shares of treasury stock	—	—	—	—	—	(115,840)	(115,840)
Cancellation of Common Stock	(4,604)	(5)	5	—	—	—	—

Balance at March 31, 2000	8,235,212	$8,235	24,448,791	—	(19,630,389)	(1,374,870)	3,451,767
Net loss	—	—	—	—	(1,314,502)	—	(1,314,502)
Preferred dividends	—	—	—	—	(930,977)	—	(930,977)
Accretion of preferred stock	—	—	—	—	(38,255)	—	(35,346)
Issuance of Common Stock	175,000	175	38,325	—	—	—	38,500
Retirement of Series C Preferred Stock	—	—	—	—	1,934,740	—	1,934,740
Retirement of Series D Preferred Stock	—	—	—	—	5,743,857	—	5,743,857

Balance at March 31, 2001	8,410,212	$8,410	24,487,116	—	(14,235,526)	(1,374,870)	8,885,130
Net loss	—	—	—	—	(3,280,394)		(3,280,394)
Preferred dividends	—	—	—	—	(860,453)		(860,453)
Accretion of preferred stock	—	—	—	—	(108,298)		(108,298)
Deferred compensation	—	—	300,000	(145,740)	—	—	154,260

Balance at March 31, 2002	8,410,212	$8,410	24,787,116	(145,740)	(18,484,671)	(1,374,870)	4,790,245

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2002, 2001 and 2000

	2002	2001	2000

Cash Flows from Operating Activities:
Net loss	$(3,280,394)	(1,314,502)	(3,185,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,028,453	1,236,127	1,097,346
Compensation expense on vesting of compensatory stock options	154,260	—	101,284
Gain on sale of water rights	—	(892,779)	—
Gain on sale of investment in limited liability company	—	(3,333)	(40,000)
Gain on sale of other water assets	—	(879,208)	(394,745)
Asset impairment charge	—	762,770	1,165,982
Gain on sale of land	(16,747)	—	—
Extraordinary income on early extinguishment of debt	—	(1,154,094)	(3,489,803)
Cumulative effect of change in accounting principle	—	237,065	—
Allowance for (recovery of) water project costs	—	(85,425)	1,018,717
Discount on accrued income receivable	—	—	75,880
(Gain) loss on disposition of property and equipment	—	—	2,544
Loss on discount of notes receivable	—	11,108	—
Changes in assets and liabilities:
(Increase) decrease in:
Other current assets	360,291	515,256	(570,099)
Land	—	—	(594,353)
Water rights	—	—	737,055
Other assets	5,895	(26,256)	(59,912)
Increase (decrease) in:
Accounts payable	(84,858)	89,015	8,444
Accrued expenses and other liabilities	(580,099)	301,336	433,988
Deferred water revenue	—	(150,000)	—

Net cash used in operating activities	(2,413,199)	(1,352,920)	(3,692,975)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	107,594	448,090	361,382
Purchase of property and equipment	(12,802)	(16,410)	(44,155)
Purchase of available-for-sale securities	—	—	(3,008,387)
Sales of available-for-sale securities	—	—	17,069,797
Sales of water rights	—	5,589,880	—
Sales of other water assets	—	2,700,593	929,535
Sales of assets	371,476
Additions to water rights	(3,510)	(28,681)	(419,991)
Purchase of water rights	—	—	(1,325,000)
Additions to other water assets	—	—	(155,439)
Additions to land	(68,978)	—	—
Prepayment of leasing costs	(173,879)	(166,320)	(517,333)

Net cash provided by investing activities	219,901	8,527,152	12,890,409

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	800,000
Purchase of convertible subordinated debentures	(7,409)	(499,888)	(1,500,000)
Preferred stock dividends	(838,286)	(930,977)	(1,486,954)
Purchase of common stock	—	—	(115,840)
Purchase of convertible redeemable preferred stock	—	(442,171)	—
Principal payments on long-term debt	(778,705)	(696,983)	(1,245,721)
Cash restricted to fund water development costs	—	—	(4,416,431)
Release of restricted cash	—	562,788	—

Net cash used in financing activities	(1,624,400)	(2,007,231)	(7,964,946)

Net (decrease) increase in cash and cash equivalents	(3,817,698)	5,167,001	1,232,488
Cash and Cash Equivalents, beginning of year	7,138,615	1,971,614	739,126

Cash and Cash Equivalents, end of year	$3,320,917	7,138,615	1,971,614

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies and Practices

Description of Business

      Western Water Company and subsidiaries (the “Company”) identify, manage, acquire, develop, sell and lease water and water rights in the western United States. The Company, directly and indirectly, owns a diverse portfolio of water rights, as well as real estate, in California and Colorado. The Company’s current principal activity is the acquisition and development of water rights and the sale or lease of its water. The Company is also engaged in assisting unaffiliated owners of water rights in obtaining revenue from their water rights.

Principles of Consolidation

      The consolidated financial statements of Western Water Company include Western Water Service Company and YG Procyon Corporation, the Company’s wholly-owned subsidiaries, and YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P., a limited partnership in which the Company is the general partner and owns a 70% interest. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Critical Accounting Policy

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

      In response to the SEC’s release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of its water rights is recorded in the period in which such event or circumstance becomes known to the Company. During each of the years in the three-year period ended March 31, 2002, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights, except as described in Note 15.

      The critical estimates made by the Company in assessing the existence of an impairment is associated with the fair value of its water rights. When considered necessary, management obtains third-party valuations to assist and support their estimate of fair value. In the case of the Cherry Creek Project, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company within the preceding six months, upon actual sales to an unaffiliated third party of water derived from the Project, and upon current negotiations for the sale of Water Contract Delivery Units.

Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

      The Company provides for valuation allowances for notes receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they are more than 90 days past due. As of March 31, 2002 and 2001, no allowance for doubtful accounts has been provided since the Company’s management believes that the value of the collateral is in excess of the total receivables, and there are no delinquent notes.

Assets Held for Sale

      Assets held for sale are carried at the lower of the carrying amount or fair value less costs of sale. The basis of the water rights and properties includes the allocation of original purchase price and direct development costs. Costs are allocated to water rights and properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights and properties.

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

      Costs are allocated to water rights by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights. In addition, interest costs are capitalized during the development period. Capitalized interest for the years ended March 31, 2002, 2001 and 2000 was $0, $0, and $83,749, respectively.

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

Other Water Assets

      As of March 31, 2002 and 2001, other water assets included certain water rights which generate revenues from the Inglewood lease transaction, described below (Note 6).

      As of March 31, 2001, other water assets also included 4,950 shares of a mutual water company in Southern California, which is classified as assets held for sale as of March 31, 2002 (Note 7).

      Prior to the sale in March 2001, other water assets also included the Company’s right to receive 3.7398 percent of payments made with respect to sales of water by a non-affiliated third party to the Cucamonga County Water District. These rights were being amortized using the straight-line method over a 40-year period. The net carrying value of this right at the time of sale of $1,821,385, net of accumulated amortization of $467,595 was written-off and included as a component of other income.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Debt Costs

      Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

Property and Equipment

      Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $47,372, $102,639, and $58,567, for the years ended March 31, 2002, 2001, and 2000, respectively.

Stock Option Plan

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such compensation is expensed pro-rata over the vesting period of the stock option. Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation.

Revenue Recognition — Water

      Water revenue is recorded when realizable and earned. Revenue from long-term water rights leasing contracts with fixed rate increases are recognized on a straight line method over the contractual period of the water rights lease. Revenue from water sales contracts are recognized in conjunction with the delivery of such water. Payments received in excess of such revenue earned are deferred until such water is delivered. Sales of water rights are accounted for under the full accrual method. Under that method, gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for full accrual recognition, gain is deferred until the requirements are met.

      In the fourth quarter of Fiscal 2001, after giving consideration to guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company performed a review of its revenue recognition policy affecting water sales contracts. As a result of this review, the Company revised its revenue recognition policy for water sales contracts effective April 1, 2000, and restated its Fiscal 2001 quarterly operating results to reflect this new policy. The issuance of SAB 101 changes the Company’s revenue recognition practices for non-refundable water contract payments. The Company previously recognized water revenue upon execution of a water sales contract, where delivery of water was not a condition for realization of payment. Prior to April 1, 2000, this water sales contract provided water revenue of $974,120 and cost of water revenue of $737,055. In accordance with SAB 101, the Company recorded the cumulative effect of the change in accounting principle with a charge of $237,065 to the Fiscal 2001 consolidated statement of operations in the fourth quarter of Fiscal 2001. Included in the results of operations for the year ended March 31, 2001 is water revenue of $150,000 and cost of water revenue of $105,300 that was previously recognized in the results of operations for the year ended March 31, 2000 under the prior method.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma effect of retroactive application to the results of operations for the fiscal years ended March 31, 2002, 2001 and 2000 only affected fiscal 2000, as follows:

Fiscal Year Ended March 31, 2000

Net income (loss):
As reported	$(4,708,076)
Pro forma	(4,945,141)
Net income (loss) per share — basic and diluted
As reported	(.59)
Pro forma	(.62)

Revenue Recognition — Land

      Sales of land are generally accounted for under the full accrual method. Under that method, a gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for full accrual recognition, the gain is deferred until these requirements are met.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

      Long-lived assets and certain identifiable intangibles (e.g., water rights) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) that are expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs (Note 15).

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing the amount of net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during each period plus all potentially dilutive common shares outstanding during the reporting period.

      The weighted average shares used for basic and diluted EPS computation were 8,069,012, and 7,913,542 shares for the years ended March 31, 2002, and 2000, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the support for the computation of basic and diluted net income (loss) per common share applicable to common stockholders for the year ended March 31, 2001:

	Total	Per Share

Basic:
Income before extraordinary item and cumulative effect of change in accounting principle	$4,477,834	0.56
Extraordinary income on extinguishments of debt	1,154,094	0.15
Cumulative effect of change in accounting principle	(237,065)	(0.03)

Net income per common share applicable to common stockholders	$5,394,863	0.68

Weighted average number of shares	7,901,204

Diluted:
Income before extraordinary item and cumulative effect of change in accounting principle	$4,477,834
Add: Series D preferred stock dividends	562,500
Accretion on Series F referred stock	2,909

	5,043,243	0.56

Extraordinary income on extinguishments of debt	1,154,094	0.13
Cumulative effect of change in accounting principles	(237,065)	(0.03)

Net income per common share applicable to common stockholders	$5,960,272	0.66

Weighted average number of shares (from above)	7,901,204
Plus: Weighted average shares of dilutive Series D preferred stock using the if-converted method (at $8.99 per share) during the period such preferred stock was outstanding	1,066,634
Weighted average shares of dilutive Series F preferred stock using the if-converted method (at $5.60 per share) during the period such preferred stock was outstanding	14,677

Weighted average number of shares	8,982,515

      Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $.23 - $18.69, $.39 - $21.00, and $2.00 - $21.00 in fiscal years ended March 31, 2002, 2001, and 2000, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	2002	2001	2000

Stock options	1,546,166	1,430,375	1,621,567

      The foregoing items were convertible into the following number of shares of common stock at conversion prices listed below, were not included in the computation of diluted earnings per share for the years presented below, as their effect would have been anti-dilutive:

	2002	2001	2000

Convertible debentures	555,976	556,817	614,123
Series C redeemable preferred stock	463,779	463,779	611,593
Series D redeemable preferred stock	N/A	—	1,112,347
Series F redeemable preferred stock	378,893	—	N/A

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Conversion price per share for the convertible debentures, Series C, D and F redeemable preferred stock is $15.86, $16.62, $8.99 and $5.60, respectively.

     Derivative Financial Instruments

      Effective April 1, 2001, the Company implemented the Financial Accounting Standards Board’s SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivatives and hedging activities. All derivatives must be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are accounted for depending upon the exposure being hedged and the derivatives qualify for and are designated as hedge accounting. The effect of the adoption did not have a material impact on the Company’s results of operations or financial position.

     New Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company will adopt the full provisions of SFAS 141 and 142 in the fiscal year ending March 31, 2003. The Company does not expect the adoption of SFAS 141 to have a material impact on the Company. The Company has evaluated the impact of adopting SFAS 142 and has concluded that its water rights represent intangible assets which meet the scope of SFAS 142. Pursuant to SFAS 142, the majority of the Company’s water rights will be amortized in conjunction with the amount of water that may be used associated with such water rights.

      In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 applies to all long-lived assets (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in Fiscal 2003. The Company will adopt SFAS 144 in the fiscal year ending March 31, 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The standard rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, the standard identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. This statement is

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for fiscal years beginning after May 15, 2002, but early adoption is permitted. The adoption of SFAS No. 145 will not have a significant effect on the Company’s results of operations or its financial position.

     Reclassifications

      Certain reclassifications of prior year amounts have been made in order to conform to the current year’s presentation.

Note 2.     Notes Receivable

      Notes receivable arose from the sale of farm property in Yuba County and San Bernardino County, California. The notes receivable bear interest at rates ranging from 8% to 9.5%, with a weighted average of 9.0%. The note receivable maturity dates range from June, 2002 to April, 2009. The notes are secured by the lots sold.

      Aggregate principal maturities due on notes receivable at March 31, 2002 are as follows:

Year Ending March 31,	Total

2003	$50,240
2004	6,491
2005	7,108
2006	109,856
2007	6,532
Thereafter	36,501

Total	$216,728

Note 3.     Property and Equipment

      Property and equipment at March 31, 2002 and 2001 consists of the following:

	2002	2001

Land	$2,952	2,952
Equipment	227,046	214,244

	229,998	217,196
Less accumulated depreciation	(178,293)	(130,922)

	$51,705	86,274

Note 4.     Land

      Land at March 31, 2002 and 2001 consists of the following:

	2002	2001

Cherry Creek Basin, Colorado	$1,303,177	1,299,120
San Bernardino County, California	—	725,226
Rice farms and ranches, Yuba County, California	2,860,703	3,080,490

	$4,163,880	5,104,836

      At March 31, 2002, the remaining parcels of land in San Bernardino County, California with a book value of $553,005 had been reclassified to assets held for sale (Note 7).

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Water Rights

      Water rights held at March 31, 2002 and 2001 consist of the following:

	2002	2001

Cherry Creek Basin, Colorado	$10,753,952	10,750,442
Los Angeles County, California	577,836	577,836
San Bernardino County, California	—	1,668,153
Rice farms and ranches, Yuba and Glenn County, California	280,798	280,798

	11,612,586	13,277,229
Less: Allowance for project costs	(9,842)	(9,842)

	$11,602,744	13,267,387

      At March 31, 2002, the remaining water rights in San Bernardino County, California with a book value of $1,668,153 had been reclassified to assets held for sale (Note 7).

      During the fiscal year ended March 31, 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned an associated real property and related water rights to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $11,000. The Company also wrote off the remaining water rights associated with the Olancha project for which an allowance had been provided in prior years.

      During the fiscal year ended March 31, 2001, the Company sold 1,219 acre-feet of annual groundwater extraction rights in the Central Basin in Los Angeles, California to a municipality in the Los Angeles area. The Company realized a gain on that sale in the amount of $428,225. The aforementioned gain is included in the gain on sale of water rights in the accompanying consolidated statement of operations. During the fiscal year ended March 31, 2001, the Company also sold 1,000 acre-feet of its water rights in the Mojave Basin of California to a water utility company, and realized a gain on that sale in the amount of $464,554.

Note 6.     Prepaid Leasing Costs

      On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California (“Inglewood”). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid $200 per acre-foot ($1,190,000). The per acre-foot price will escalate over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District of Southern California’s (“MWD”) rate for water, as defined. For the years ended March 31, 2002, 2001 and 2000, the Company recognized revenue of $1,305,809, $1,286,971, and $1,282,660, respectively from the agreement with Inglewood.

      In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease during the year ended March 31, 1999. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid, and which had escalated pursuant to the lease to $173,880 for the year ended March 31, 2002. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for an annual payment of $135 per acre-foot ($33,750).

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 1999, the Company entered into a water transfer agreement with Natomas Central Mutual Water Company (“Natomas”) pursuant to which Natomas agreed, subject to certain conditions that have not been satisfied, to transfer to the Company the temporary use of up to 30,000 acre-feet of non-Central Valley Project water from the Sacramento River by October 1999. In February 1999, the Company paid a nonrefundable deposit of $275,000 to Natomas and is obligated to pay Natomas, upon delivery of the water to a third-party purchaser, $20 per acre-foot for any of the water transferred for use within or north of the Delta and $50 per acre-foot for any of the water transferred for use south of the Delta. In addition, the Company also agreed to pay Natomas 50% of the net proceeds, as defined, from the sale of water to a third-party purchaser. During the year ended March 31, 2000, the State Water Resources Control Board entered its Water Rights Order 99-012 limiting the amount of water available for transfer under the Company’s agreement with Natomas and imposing certain restrictions on any such transfer. As a result, the Company provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000. During the fiscal year ended March 31, 2001 the Company took delivery of 1,187.7 acre-feet of water under this agreement and resold a portion of such water to an unaffiliated water district. Accordingly, the Company reclassified the proportionate amount of $59,385 of the aforementioned allowance to cost of water sales. During the fiscal year ended March 31, 2002, there were no water transfers under this agreement. Accordingly, there was no adjustment to the aforementioned allowance to cost of water sales.

      During Fiscal 2000, the Company entered into an arrangement with Sutter Mutual Water Company similar to the foregoing Natomas arrangement, and paid a nonrefundable deposit of $100,000, and incurred other costs as well. The Company has provided an allowance for water project costs of 100% of its investment in this agreement as of March 31, 2000 because of the uncertainty regarding its ability to obtain and sell the water based on the possible application of similar transfer limitations. During the fiscal year ended March 31,2001 the Company purchased and resold 1,302 acre-feet of water under this agreement. Accordingly, the Company reclassified the proportionate amount of $26,040 of the aforementioned allowance to cost of water sales. During the fiscal year ended March 31, 2002, there were no water transfers under this agreement. Accordingly, there was no adjustment to the aforementioned allowance to cost of water sales.

      As of March 31, 2002, and 2001, the allowance for prepaid leasing costs was $564,703. Accumulated amortization as of March 31, 2002, and 2001 was $3,027,085 and $2,253,475, respectively.

Note 7.     Assets Held for Sale

      Assets held for sale are those California segment assets which are being actively marketed, and which are expected to be sold within one year. As of March 31, 2002, the following assets were pending sale:

Asset Category:
Water rights	$1,668,153
Land	553,005
Other water assets	642,000

$2,863,158

      Only the water rights had revenue associated with them in the fiscal year ended March 31, 2002 in the form of lease revenue of carryover rights in the amount of $131,000.

Note 8.     Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the fair values be disclosed for the Company’s financial instruments. The carrying amount of cash and cash equivalents, accounts receivable — trade, other current assets, accounts payable, and

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued expenses and other liabilities are reasonable estimates of their fair values due to the short-term nature of those instruments.

      The carrying amount of the notes receivable is a reasonable estimate of fair value based on management’s belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

      The carrying amount of the Bank Loan at its face value is management’s estimate of the Bank Loan’s fair value in light of its short remaining term to maturity and the fact that the Bank Loan has been classified as a current liability.

      The carrying amount of the Debentures is based on the principal amount owed, and does not represent management’s estimate that the interest rates or terms represent rates and terms available to the Company in today’s marketplace for similar instruments. Over the past three fiscal years, the Company has repurchased Debentures in an unrelated series of voluntary transactions between the Company and individual Debenture holders at prices ranging from 30 cents to 55 cents per dollar of face amount. At the times consummated, each of these repurchase transactions represented fair value of the Debentures. During the fiscal year ended March 31, 2002, the Company offered to purchase Debentures at the price of 55 cents per dollar, management’s estimate of fair value of the Debentures at the time of the offer. However, no Debentures were tendered to the Company for repurchase at 55 cents per dollar in response to the latest offer, so the Company’s estimate of then-fair value was not validated by market response. The Company did not receive any counteroffers to sell Debentures at any other price. Because there is no quoted market for the Debentures, estimating fair value is inherently uncertain.

      The Company intends to propose Debenture repurchases in the future at prices that represent management’s estimate of fair value at the time of such future proposals. In the meantime, because the Company appears to be the only active bidder for liquidity of the Debentures, management has estimated the fair value to be the carrying amount of the Debentures on the principal amount owed, which is the only objective value currently available to management.

Note 9.     Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities at March 31, 2002 and 2001 consist of the following:

	2002	2001

Professional fees	$99,335	30,000
Printing costs	31,944	36,000
Vacation	12,814	29,168
Interest	14,093	88,852
Residual interest — Cucamonga Water Fee Agreement (Note 19)	—	408,230
Other	60,697	206,732

	$218,883	798,982

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Long-Term Debt

      Long-term debt at March 31, 2002 and 2001 consists of debt related to assets acquired in Cherry Creek Basin, Colorado, the rice farms and ranches in Yuba and Glenn County, California, and a ranch in Inyo County, California and the financing of the lump-sum payment to the City of Inglewood related to the pumping rights lease (see Note 6):

	2002	2001

Water leasing program
Five-year amortizing term loan beginning September 30, 1998. The loan accrues interest at the bank’s Reference Rate, as defined, or LIBOR plus 1.5%, and is payable quarterly, or sooner, at the Company’s option (effective rate of 3.375% and 6.9375% as of March 31, 2002 and 2001, respectively). Principal is payable quarterly, at the following annual rate, based on the loan year of October 1 through September 30: Year 1, $560,000; Year 2, $628,000; Year 3, $708,000; Year 4, $790,000; Year 5, $874,000	$1,269,000	2,018,000

Cherry Creek Basin
Mortgage note payable bearing interest at 8%. Principal and interest are payable in annual installments of $14,307. Balance is due December 2002. At maturity, a balloon payment of $47,386 plus any accrued interest is due	47,386	57,123
Rice farms and ranches
Mortgage note payable bearing interest at 9%. Principal and interest are payable in annual installments of $39,786. Balance is due July 2007	180,275	200,243

	1,496,661	2,275,366
Less current maturities of long-term obligations	(1,302,460)	(780,502)

	$194,201	1,494,864

      Each of the real estate notes payable above is collateralized by the related individual property. As of March 31,2002, the carrying value of the collateral for notes payable was $939,273.

      The Company entered into an interest rate cap agreement regarding its five-year term loan with a bank. The notional amount of the interest rate cap agreement is equal to the outstanding principal balance of the debt. This agreement limits the Company’s exposure to increases in the bank’s Reference Rate or LIBOR to 6% per annum. The Company estimates the fair value of this interest rate cap to be $0 due to the low current interest rates and the short amount of time until the related debt’s maturity.

      In connection with five-year amortizing term loan, the Company agreed to maintain not less than $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire loan balance of $1,269,000 as a component of current maturities of long-term debt at March 31, 2002.

      Amortization expense on the deferred debt costs totaled $16,980 for the years ended March 31, 2002, 2001 and 2000. Accumulated amortization as of March 31, 2002, and 2001 was $59,430 and $42,450, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended March 31, 2000, the Company purchased a ranch in Inyo County, California. As partial consideration, it gave a mortgage note payable of $800,000. Certain personal property assets acquired with the land were sold, and the proceeds of $42,000 were used to reduce the balance of the note to $758,000 at March 31, 2000. In February, 2001, the Company returned the ranch property to the seller/payee of the aforementioned note payable in full satisfaction of the note and related accrued interest (Note 6).

      Aggregate principal maturities on long-term debt at March 31, 2002 are as follows:

Years ending March 31,
2003	$1,302,460
2004	37,215
2005	40,452
2006	43,969
2007	33,487
Thereafter	39,078

Total	$1,496,661

Note 11.     9% Convertible Subordinated Debentures

      On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the “Debentures”), due in September, 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

      The Debentures are initially convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. During the year ended March 31, 2002, the Company repurchased $13,334 of its outstanding 9% Debentures, for $7,409 in cash. During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $499,888 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the extinguishment of debt. During the year ended March 31, 2000, the Company repurchased $5,000,000 of the Debentures plus accrued interest of $157,808 for $1,500,000 in cash. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized a $3,489,803 extraordinary gain on the extinguishment of debt. As a result of this transaction, gross deferred debt costs and accumulated amortization were reduced by $272,956 and $89,287, respectively. Amortization expense on the deferred debt costs was $48,211, $53,071 and $62,659 for the years ended March 31, 2002, 2001 and 2000. Accumulated amortization as of March 31, 2002 and 2001 was $315,014 and $266,803, respectively.

Note 12.     Preferred Stock

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution.

      The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The Company deferred payment of the cash dividend due on January 15, 2001 pending discussions with the holders of the Series C Preferred Stock related to a possible restructuring. On June 18, 2001, the Company declared the January 15, 2001 dividend, and, based on mutual agreement with the holders of the Series C Preferred Stock, terminated restructuring discussions. During the fiscal years ended March 31, 2002, 2001 and 2000, the Company paid cash dividends of $838,286, $368,477 and $736,954, respectively, on the Series C Preferred Stock.

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

      During the fiscal year ended March 31, 2001, the Company voluntarily purchased 2,456.5124 shares of its Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,171. The net carrying value of such shares was $2,376,911 net of related private placement costs of $79,600. The excess of the Series C Preferred Stock net carrying value over the consideration paid by the Company was $1,934,740 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series C Preferred Stock is based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and does not represent management’s belief that the interest rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) to Interagua, Servicios Intregrales del Agua, S. A. (“Interagua”), an affiliate of Sociedad General de Aguas de Barcelona, S. A. (“Agbar”). Each share of Series D Preferred Stock had a stated value of $1,000, had a dividend rate of 7.5% of its stated value, and was convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price was $8.99 per share (the “Conversion Price”) and was subject to adjustment in certain events to prevent dilution.

      During the years ended March 31, 2001 and 2000, the Company paid cash dividends of $375,000 and $750,000, respectively, on the Series D Preferred Stock.

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

      The excess of the Series D Preferred Stock carrying value over fair value of the consideration paid by the Company to retire the Series D Preferred Stock was $5,743,857 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series D Preferred Stock is based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and does not represent management’s belief that the interest rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

      As described in the Certificate of Designations for the Series F Convertible Redeemable Preferred Stock (“Series F Preferred Stock”), each share of Series F Preferred Stock has a stated value of $1,000, a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is initially $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends shall be fully cumulative, and shall be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15 of each year. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. During the year ended March 31, 2002, the Company declared and issued 120 additional shares of Series F preferred Stock in satisfaction of these dividend requirements. The Series F Preferred Stock is subject to full redemption at its stated value plus accrued dividends, at the option of the holder, from cash of the Company legally available for such purpose, beginning in fiscal year 2011, or earlier, at the option of the Company, subject to certain conditions being met.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Treasury Stock

      In November 1998, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in the open market. As of March 31, 2002 and 2001, the Company had repurchased 341,200 shares of common stock at a cost of $1,374,870. The purchase of treasury shares was recorded using the cost method.

Note 14.     Income Taxes

      Total income taxes for the years ended March 31, 2002, 2001 and 2000, were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:

	Current	Deferred	Total

Year ended March 31, 2002 (State)	$3,200	—	$3,200
Year ended March 31, 2001 (State)	$3,200	—	$3,200
Year ended March 31, 2000 (State)	$3,200	—	$3,200

      Income tax expense attributable to net income (loss) from continuing operations was $3,200 for each of the years ended March 31, 2002, 2001, and 2000, respectively, and differed from the amounts computed by applying the effective combined U.S. federal and state income tax rate of 40% to pretax net income (loss) from continuing operations as a result of the following:

	2002	2001	2000

Computed “expected” income tax expense (benefit)	$(1,312,000)	(526,000)	(1,274,000)
Permanent differences, tax effected	115,000	114,000	105,000
Valuation allowance on NOL carry-forward	1,197,000	412,000	1,169,000
State income taxes	3,200	3,200	3,200

	$3,200	3,200	3,200

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are presented below.

	2002	2001

Deferred tax assets:
Allowance for water projects	$230,000	262,000
Property and equipment	38,000	54,000
Deferred revenue	77,000	77,000
Net operating loss carry-forwards	11,344,000	10,583,000

Total gross deferred tax assets	11,689,000	10,976,000
Less valuation allowance	(11,340,000)	(10,625,000)

Net deferred tax assets	349,000	351,000

Deferred tax liabilities — land and water rights, principally due to differences in capitalized interest	(349,000)	(351,000)

Net deferred tax asset	$—	—

      The net change in the total valuation allowance for the years ended March 31, 2002 and 2001 was an increase of $715,000 and $375,000, respectively, which is primarily due to current year additions to net operating loss carryforwards of $1,197,000 and $412,000 respectively, and partially offset by the write-off of

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforwards which expired unused of $462,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the years ended March 31, 2002, 2001 and 2000, the valuation allowance was increased as a result of the current year’s net operating loss carry-forward.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2002 and 2001. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry-forward period change.

      At March 31, 2002, the Company has net operating loss carry-forwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:

2004	$900,000
2005	400,000
2006	2,000,000
2007	1,600,000
2008	1,800,000
2009	400,000
2010	1,300,000
2011	1,800,000
2012	4,900,000
2018	2,400,000
2019	4,800,000
2020	3,000,000
2021	2,600,000
2022	3,000,000

$30,900,000

Note 15.     Impairment of Long-Lived Assets

      During the year ended March 31, 2002, there were no impairment charges deemed necessary.

      During the year ended March 31, 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with the Olancha Project. These impairments were to reduce the recorded asset values of these assets held by the Company to zero, which represented the consideration received upon returning such assets to the seller in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 (Note 5).

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Quasi-Reorganization

      The Company’s Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company’s stockholders in March 1995, and accordingly, the assets and liabilities at that time were restated to their current values as of the date of the reorganization. The amount of increases, however, is limited to the amount of decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914, which was subsequently sold. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company’s prior and now discontinued operation, was eliminated by a corresponding decrease in the Company’s additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carry-forwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital.

Note 17.     Stock Options and Warrants

      Under the Company’s 1997 and 1993 stock option plans (the “Plans”), the Company may grant options to purchase up to 2,200,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. The Company’s 1990 stock option plan, which provided for the grant of up to 800,000 options, terminated during the fiscal year ended March 31, 2001. Stock options are generally granted at an exercise price no less than fair value of the Company’s common stock on the date of grant. There were 653,834 options available to be granted at March 31, 2002.

      The per share weighted-average fair value of stock options granted during the years ended March 31, 2002, 2001, and 2000 was $.46, $.26, and $2.40, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Year ended March 31, 2002 — Expected dividend yield of zero, expected volatility of .9875, risk-free interest rate of 4.47%, and an expected life of 5 years. Year ended March 31, 2001 — Expected dividend yield of zero, expected volatility of .7517, risk-free interest rate of 5.97%, and an expected life of 5 years. Year ended March 31, 2000 — Expected dividend yield of zero, expected volatility of .8319, risk-free interest rates ranging from 4.70% to 5.68%, and an expected life of 5 years.

      The Company applies APB Opinion No. 25 and all related interpretations in accounting for options granted to its employees and directors under its Plans and, accordingly, in Fiscal 2002, 2001, and 2000, compensation expenses of $154,260, $0, and $101,284, respectively, have been recognized in conjunction with the vesting of stock options. Had the Company determined compensation expense based on the fair value at the grant date for

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below:

	2002	2001	2000

Net income (loss) applicable to common stockholders:
As reported	$(4,249,145)	5,394,863	(4,708,076)
Pro forma	(4,217,333)	5,338,867	(6,460,011)
Basic income (loss) per common share:
As reported	$(.53)	.68	(.59)
Pro forma	(.52)	.68	(.82)
Diluted income (loss) per common share:
As reported	(.53)	.66	(.59)
Pro forma	(.52)	.66	(.82)

      Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Balance at March 31, 1999	1,689,876	13.71
Granted	368,500	5.37
Exercised	—	—
Cancelled/forfeited/expired	(436,809)	10.85

Balance at March 31, 2000	1,621,567	12.58

Granted	1,081,000	.39
Exercised	—	—
Cancelled/forfeited/expired	(1,272,192)	12.75

Balance at March 31, 2001	1,430,375	3.17

Granted	188,500	.59
Exercised	—	—
Cancelled/forfeited/expired	(72,709)	10.70

Balance at March 31, 2002	1,546,166	2.55

      The following table summarizes information about stock options outstanding at March 31, 2002:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price
	Options	Contractual Life	Average Exercise	Options	of Exercisable
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Options

$ .23 - .68	1,219,500	8.9	$.42	347,000	$.39
4.00 - 5.44	80,000	1.1	4.81	80,000	4.81
9.50 - 12.06	130,000	1.2	10.50	130,000	10.50
13.50 - 14.50	90,000	1.6	13.67	90,000	13.67
15.88 - 18.70	26,666	2.3	16.58	26,666	16.58

Totals	1,546,166	3.0	$2.55	673,666	$5.29

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 31, 2001 and 2000, the number of options exercisable was 389,375 and 685,309, respectively, and the weighted-average exercise price of those options was $10.59 and $12.58, respectively.

      During the fiscal year ended March 31, 2001 the exercise price of options to purchase 600,000 shares of common stock was lowered to the then current market price of the Company’s common stock. This modification of the exercise price requires the modified stock options to be accounted for following variable plan accounting until such options are exercised, cancelled, or expire unexercised. For fiscal years ended March 31, 2002 and 2001, compensation expense associated with these options totaled $154,260 and $0, respectively.

Note 18.     Extraordinary Income

      During the fiscal year ended March 31, 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $10,617 (Note 10), and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $768,617.

      During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt.

      During the year ended March 31, 2000, the Company repurchased $5,000,000 of its 9% Convertible Subordinated Debentures plus accrued interest of $157,808, for $1,500,000. After reducing related deferred debt costs of $272,956, net of accumulated amortization of $104,951, the Company recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $3,489,803.

Note 19.     Other Income

      The Company previously owned a right to receive 3.7398% of the gross payments made by the Cucamonga County Water District (“CCWD”), located in San Bernardino County, California, in connection with certain water sold or made available to CCWD by the Fontana Union Water Company, a mutual water company principally owned by Kaiser Ventures, Inc. (“KVI”), under a 100-year lease. In March, 2001 KVI completed the sale of its interest in the Fontana Union Water Company to CCWD. As a result of the sale, the Company became entitled to 3.7398% of the net sales proceeds to KVI, after certain offsets for KVI’s transaction expenses. On March 23, 2001, the Company received net proceeds from the sale, realizing a gain of $879,208, after providing for transaction costs and a residual interest due to an unrelated third party.

      In March 2000, the company sold 714.5 shares of the Fontana Mutual Water Company, and realized a gain on the sale in the amount of $394,745.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.     General and Administrative

      General and administrative expenses for the years ended March 31, 2002, 2001 and 2000 consist of the following:

	2002	2001	2000

Payroll and related costs	$1,621,838	1,461,091	$2,242,856
Legal and accounting	333,453	331,435	425,112
Consulting and engineering	340,621	675,724	1,454,902
Travel	99,093	97,613	220,380
(Recovery of) allowance for water project costs	—	(85,425)	1,018,717
Impairment of assets	—	762,770	1,165,982
Other corporate expenses	680,605	690,787	920,666

	$3,075,610	3,933,995	$7,448,615

Note 21.     Employee Benefit Plan

      The Company has a 401(k) Plan for all employees. Employer contributions by the Company are discretionary. In the three most recent fiscal years, the Company has matched a percentage of the contributions of participating employees. Company matching contributions for the years ended March 31, 2002, 2001 and 2000 amounted to $10,000, $7,197, and $16,194, respectively.

Note 22.     Segment Information

      The Company has previously reported its continuing operations in two segments, water rights and real estate. Upon the purchase of assets that contain both real estate and water rights, the basis of such assets has been allocated to real estate and water rights based on the relative fair market values of the components at the time of acquisition. As properties or water rights were sold, the allocated portion of the basis was included in cost of revenue.

      Beginning with the fiscal year ended March 31, 2002, the Company has re-aligned its segment reporting into two operating segments, California and Colorado. The reasons for this change include the following:

•	Beginning in the fourth quarter of fiscal year ended March 31, 2002, management began reporting operating results by geographic region to the chief operating decision maker.

•	The Cherry Creek Project assets represent an integrated, stand-alone, water development project distinct from the California assets and operations of the Company.

•	California and Colorado are significantly different environments from the standpoint of water law, policy and regulation.

•	Subject to shareholder approval, it is the Company’s intention to move the Cherry Creek Project assets and operations into a wholly-owned subsidiary.

•	Separately showing the California and Colorado assets and operations on a segment basis will enhance the readers’ understanding of the Company’s financial position and results of operations.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The segment information for the fiscal years ended March 31, 2001 and 2000 have been restated to reflect the new segment structure.

	2002	2001	2000

Segment revenue:
California	$1,464,200	2,126,695	2,796,037
Colorado	—	—	—

	1,464,200	2,126,695	2,796,037

Net operating income (loss):
California	(571,515)	(743,888)	(142,460)
Colorado	—	—	—
Non-segment	(2,708,879)	(570,614)	(3,042,843)

	(3,280,394)	(1,314,502)	(3,185,303)

Interest income:
California	—	—	—
Colorado	—	—	—
Non-segment	170,006	478,204	622,239

	170,006	478,204	622,239

Interest expense:
California	83,952	289,536	211,396
Colorado	—	—	—
Non-segment	775,747	849,413	1,035,809

	859,699	1,138,949	1,247,205

Depreciation and amortization expense:
California	970,452	1,063,437	959,387
Colorado	—	—	—
Non-segment	62,709	172,690	137,959

	1,033,161	1,236,127	1,097,346

Assets:
California	8,282,294	9,415,509
Colorado	12,057,131	12,049,564
Non-segment	3,885,466	8,181,234

	$24,224,891	29,646,307

      For the years ended March 31, 2002, 2001 and 2000, the Company recognized revenue of $1,305,809, $1,286,971, and $1,282,660, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

      The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each responsible operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

      The non-segment amount under net operating income (loss) includes interest income, general and administrative expenses and extraordinary income from extinguishment of debt (net). The non-segment amount under depreciation and amortization includes depreciation of the non-segment equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets.

Note 23.     Commitments and Contingencies

      The Company has several non-cancelable office equipment, office space and farmland operating leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $121,070, $74,341, and $163,034 for the years ended March 31, 2002, 2001 and 2000, respectively.

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

      Future minimum leases payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2002 are:

	Water Rights	Others	Total

Years ending March 31,
2003	$207,630	87,630	295,260
2004	215,190	91,135	306,325
2005	33,750	7,619	41,369
2006	33,750	—	33,750
2007	33,750	—	33,750
Thereafter	219,333	—	219,333

Total minimum lease payments	$743,403	$186,384	$929,787

      In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. If the Company were called upon by the seller to take delivery and pay for the remaining 12,000 acre-feet of water, the Company would be obligated to pay the balance of the purchase price of $300,000. Such a payment would require the Company to

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use a portion of its cash reserves and could adversely affect the Company’s liquidity and capital reserves. The Company believes that it could re-sell the water on the same or better terms. However, no assurance can be given that the Company could quickly re-sell the 12,000 acre-feet of water or that the use of its cash would not adversely affect the Company’s on-going operations.

      In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. As noted above, during the year ended March 31, 2001 the Company delivered 2,000 acre-feet of water to this third-party buyer. The remaining 12,000 acre-feet of water committed to purchase by the Company but not yet delivered by the seller cannot currently be delivered to the buyer due to a dispute between the buyer and certain other water agencies who control the means of conveying such water to the buyer. The buyer and the Company have mutually acknowledged that the dispute (which is not material to the Company) represents a force majeure event preventing current delivery. Although the buyer has not been able to accept delivery of the water, the buyer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the re-sale contract. The balance of this prepayment against the Company’s delivery obligation is recorded as current deferred revenue of $824,120.

      The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, the Company, upon advice of its legal counsel, believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

Note 24.     Liquidity

      The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on sales of real estate or other assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending March 31, 2003 from any new water revenues that it may generate, from its existing capital resources, and from planned sales of non-strategic assets. Currently planned sales of non-strategic assets are expected to provide additional cash sufficient to fund anticipated operating expenses, even if the Company does not generate additional operating revenue. However, in the event that the Company is unable to complete the sale of non-strategic assets, or if the sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.     Supplemental Disclosure of Cash Flow Information

	2002	2001	2000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$982,067	$1,315,461	$1,197,160
Interest capitalized during the period	—	—	83,749
Cash paid during the period for income taxes	3,200	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Issuance of paid-in-kind Series F Preferred Stock dividend	22,167	—	—
Accretion of preferred stock to redemption value	108,298	38,255	35,819
Intrinsic value of variable plan stock options:
Deferred compensation	300,000	—	—
Additional paid-in capital	(300,000)	—
Transfer of assets held for sale:
Assets held for sale	2,863,158	—	—
Land	(553,005)	—	—
Water rights	(1,668,153)	—	—
Other water assets	(642,000)	—	—
Sale of land:
Notes receivable	102,000	—	—
Land	(102,000)	—	—
Reduction of debt as a result of transfer of land held for sale:
Long-term debt	—	—	(42,000)
Land held for sale	—	—	42,000
Forgiveness of note receivable and related accrued interest from purchase of land held for sale:
Land held for sale	—	—	(365,024)
Note receivable	—	—	343,699
Other current assets	—	—	21,325
Write off of water rights and other water assets:
Other water assets	—	—	(339,364)
Water rights	—	—	826,618
Write-off of property, equipment and related
Accumulated depreciation:
Property and equipment	—	(99,108)	(2,678)
Accumulated depreciation	—	99,108	134
Excess of carrying value over amount paid to retire Preferred Stock:
Series D Preferred Stock	—	(10,000,000)	—
Series F Preferred Stock	—	364,000	—
Common stock	—	175	—
Additional paid-in capital	—	38,325	—
Restricted cash	—	3,853,643	—

		$(5,743,857)	—

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.     Quarterly Financial Data (Unaudited)

      The following is a summary of quarterly results for the fiscal years ended March 31, 2002 and 2001:

Fiscal 2002 Quarters Ended:	June 30	September 30	December 31	March 31

Water revenue	$451,740	328,729	338,033	345,698
Operating (loss) income	(568,615)	(694,844)	(496,328)	(832,934)

Net income (loss)	$(753,804)	(875,845)	(613,923)	(1,036,822)

Net income (loss) applicable to common stockholders	$(1,089,748)	$(1,171,518)	(631,710)	(1,344,920)

Earnings per share: — Basic and diluted	$(0.14)	(0.15)	(0.08)	(0.16)

Weighted average shares: — Basic and diluted	8,069,012	8,069,012	8,069,012	8,069,012

      The Fiscal 2001 quarterly financial data, as reported in the Company’s previously filed Quarterly Reports on Form 10-Q, have been adjusted to reflect the implementation of SAB 101 in the fourth quarter of Fiscal 2001, retroactive to April 1, 2000.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2001 Quarters Ended:	June 30	September 30	December 31	March 31

Water revenue	$450,948	525,258	712,132	438,357
Loss from operations	(598,122)	(700,897)	(644,531)	(1,381,360)
Extraordinary gain	—	—	385,477	768,617
Cumulative effect of change in accounting principle	—	—	—	(237,065)
Net income (loss)	$(894,039)	(399,172)	165,379	186,670

Net income (loss) applicable to common stockholders	$(1,090,944)	(964,554)	2,090,714	5,359,647

Earnings per share:
Basic:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(.14)	(.12)	.21	.61
Extraordinary income on extinguishments of debt	—	—	.05	.10
Cumulative effect of change in accounting principle	—	—	—	(.03)

	$(.14)	(.12)	.26	.68

Diluted:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(.14)	(.12)	.18	.52
Extraordinary income on extinguishments of debt	—	—	.04	.08
Cumulative effect of change in accounting principle	—	—	—	(.02)

	$(.14)	(.12)	.22	.58

Weighted average shares:
Basic	7,894,012	7,894,012	7,894,012	8,069,012
Diluted	7,894,012	7,894,012	9,611,544	9,468,501