Form 10-K/A
period 2002-03-31
WESTERN WATER CO
filed 2002-08-06
CIK 866671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002.

Commission file number 0-18756

WESTERN WATER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	33-0085833
(State of incorporation)	(I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond,	California 94801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (510) 234-7400

Securities registered pursuant to Section 12(b) of the Act:	Title of each class	Name of each exchange on which registered

	None	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value Right to Purchase Series E Junior Participating Preferred Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

YES  [X]    NO  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2002 was approximately $3,792,436 (based on last reported sale price of $0.47 per share of common stock on that date). All directors are considered affiliates. There were 8,069,012 shares of registrant’s common stock outstanding as of July 31, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS:

		Current	Principal Occupation for the
		Positions with	Past Five Years and
Name	Age	Company	Certain Other Directorships

Michael Patrick George	52	Director, President, Chief Executive Officer, Chairman of the Board of Directors and acting Chief Financial Officer	Chairman of the Board of Directors of the Company since September 1999; President and Chief Executive Officer of the Company since April 1998; Managing Director of J.P. Morgan, an investment banking firm, from 1992 to 1998.

Lee K. Harrington	56	Director since November, 2001	Mr. Harrington has been the President and CEO of the Los Angeles County Economic Development Corporation (LAEDC) since 1995, and The World Trade Center Los Angeles-Long Beach since 2001.

Robert A. Baker	63	Director since July 2000	From 1974 to present, President & CEO of RAB Associates, a financial consulting firm; from 1998 to 2001, Director of Mosaic Capital LLC, an investment banking firm. His current public company directorships include Northern Life Insurance Company, Bankers National Life Insurance Company, Alpen, Inc., American Investment Company and Point.360.

David A. Abel	54	Director since November 1998	From 1980 to the present, President and Chief Executive Officer of ABL, Incorporated, a consulting and publishing firm; and Corporate Director of SuperShuttle International, Inc. a shared-ride ground transportation company.

Committees and Meetings of the Board of Directors

               During the fiscal year ended March 31, 2002, the Board of Directors held nine meetings. All directors attended all of the meetings during the year.

               The Company’s Audit Committee consists of Mr. Abel and Mr. Baker. The Audit Committee reviews the independence, professional services, fees, plans and results of the independent auditors’ engagement, and recommends the engagement, retention or discharge of the independent auditors to the Board of Directors. All members of the Audit Committee are independent, as independence is defined in Rule 4200(a)(15) of the NASD listing standards. The Audit Committee held three meetings during the fiscal year ended March 31, 2002, and one meeting after the end of the fiscal year. All members of the Audit Committee attended all meetings. The Audit Committee has adopted a written Audit Committee Charter.

               During the fiscal year ended March 31, 2002, the Company’s Compensation Committee held one meeting attended by both of its members, Mr. Abel and Mr. Baker. The Compensation Committee establishes the compensation of executive officers and administers the Company’s stock option plans.

               The Company’s Nomination Committee consisted of Messrs. Baker and George. It met two times during the year.

               Other than the Audit Committee, Compensation Committee and the Nomination Committee, the Company has no committees of its Board of Directors.

EXECUTIVE OFFICERS

               The following chart sets forth information as of July 31, 2002 concerning the executive officers of the Company.

Name	Age	Office

Michael P. George	52	Chairman of the Board, President, Chief Executive Officer

James E. Sherman	45	Executive Vice President, Chief Operating Officer and Secretary

William T. Gochnauer	55	Senior Vice President and Chief Financial Officer

               James E. Sherman joined the Company in February 2000, after having served the Company as a consultant since September 1999. Prior to joining the Company, from 1997 to 1999, Mr. Sherman was Chief Financial Officer of a private engineering firm which specialized in public infrastructure development. Mr. Sherman had previously served as a corporate finance officer for First Interstate Bank and for Continental Illinois National Bank and Trust Company of Chicago. He is a graduate of the University of California at Berkeley.

               William T. Gochnauer joined the Company in June 2000 as Corporate Controller. In September 2000, he was appointed to the posts of Senior Vice President, Treasurer and Chief Financial Officer. Prior to joining the Company, Mr. Gochnauer was a Vice President for Corporate Development for a subsidiary of Century Business Services, Inc., a public financial services company. Previously, he served as Chief Financial Officer of the Devon Group of Companies, a real estate development company. He has held Chief Financial Officer or Corporate Controllership positions at several public and private companies. Mr. Gochnauer began his career at the international accounting firm now known as KPMG LLP. Mr. Gochnauer is a graduate of Armstrong College, and is a California Certified Public Accountant.

               Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, as well as persons who own more than ten percent of the Company’s Common Stock, to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and greater-than-ten-percent stockholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

               Based solely on a review of copies of reports filed with the Commission and submitted to the Company since April 1, 1999 and on representations by certain directors and executive officers of the Company, the Company believes that all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis during the past fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

               Summary Compensation Table. The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 2002, 2001, and 2000 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 2002 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 2002 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the “Named Executives.”)

				Long-Term
	Annual Compensation			Compensation Awards

				Number Stock
Name and Principal Position	Year	Salary	Bonus	Option Shares Granted

Michael Patrick George	2002	$367,496	$75,000	50,000
Chairman, President, and	2001	$350,002	$225,000	600,000
Chief Executive Officer(1)	2000	$250,000	—	35,000 (4)

James E. Sherman	2002	$225,417	$17,906	20,000
Executive Vice President, Chief	2001	$210,000	$29,509	200,000
Operating Officer and Secretary(2)	2000	$35,793	—	—

William T. Gochnauer	2002	$152,250	$6,906	6,000
Senior Vice President, Treasurer	2001	$114,792	$9,308	60,000
and Chief Financial Officer(3)

(1)	Mr. George joined the Company in April 1998.

(2)	Mr. Sherman joined the Company as a consultant in November 1999 and as an employee in February 2000. The amount listed for the year 2000 is the salary paid to Mr. Sherman during that partial fiscal year.

(3)	Mr. Gochnauer joined the Company in June 2000. The amount listed is the salary paid to Mr. Gochnauer during that partial fiscal year.

(4)	In June 2000, Mr. George voluntarily surrendered to the Company these 35,000 options, which options have been cancelled.

               Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. The following table sets forth information regarding stock options that were exercised by the Named Executives during the last fiscal year and the number and value of unexercised options owned at March 31, 2002 by the Named Executives.

			Number of		Value of
			Unexercised Options		Unexercised Options
	Shares		at March 31, 2002		At March 31, 2002(1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael Patrick George	-0-	$-0-	216,667	433,333	$103,500	$207,000
James E. Sherman	-0-	$-0-	73,334	146,666	$34,734	$69,467
William T. Gochnauer	-0-	$-0-	22,000	44,000	$10,420	$20,840

(1)	The value of unexercised options represents the excess of the market value of the Common Stock on March 31, 2002, based on the closing price on that day of $.86 per share, over the exercise price of the options.

               Director Compensation. Effective April 1, 2000, Directors who are not employees of the Company receive a fee of $10,000 per year for service on the Board of Directors and an additional fee of $10,000 per year for service as the chairman of any committee of the Board of Directors. In addition, all directors receive $1,000 for each Board meeting they attend, and all directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending Board meetings. Each non-employee director is automatically granted an option on the first business day of each fiscal year to purchase 10,000 shares of Common Stock at an exercise price equal to the closing price for the Common Stock as reported on the date of grant of such option. Such options are exercisable as to one-third on the first, second and third anniversary of grant. As of April 1, 2002, the annual grant to each director was increased to 20,000 shares, commencing with the grant on that date. On April 1, 2002, the Company’s three independent directors each received 20,000 options exercisable at a price of $.86 per share.

               Employment Agreements. None of the Named Executives currently is a party to any written or oral employment agreement with the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

               No members of the Compensation Committee are, or since April 1, 2001 have been, officers of the Company, nor have such members had any material business relationship with the Company.

Stock Option Plans

               1993 Stock Option Plan. The 1993 Stock Option Plan (the “1993 Plan”) authorizes the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options to officers, non-employee directors, employees, consultants and others performing services for the Company to purchase in the aggregate 800,000 shares of the Company’s Common Stock. The 1993 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee designates the optionees, number of options, exercise prices, dates of grant, exercise period and other terms and conditions.

               The purchase price to be paid upon exercise of each incentive stock option granted pursuant to the 1993 Plan shall be no less than the fair market value of the Common Stock on the date the option is granted, or 110% of such fair market value in the case of any optionee holding in excess of 10% of the combined voting power of all classes of the Company’s capital stock (or the stock of a parent or subsidiary of the Company) as of the date of grant. Fair market value is equal to the closing price of the Company’s Common Stock. The purchase price and method of exercise of each nonqualified option granted to officers and other key employees shall be determined by the Compensation Committee. The purchase price is payable in full by cash, check, surrender of Common Stock of the Company having a market value equal to the option price of the shares to be purchased, or so-called cashless exercises as permitted by law, or any combination of cash, check, shares and cashless exercises. The Compensation Committee in its sole discretion may extend credit to pay the purchase price of the shares of Common Stock acquired upon exercise of an option, such credit to be evidenced by optionee’s interest-bearing promissory note and secured by the Common Stock issued on exercise of the option. The Compensation Committee has complete discretion to establish the amount and terms of any credit extended. The Compensation Committee also has complete discretion to determine the interest rate to be charged on such credit. No such credit is currently extended by the Company.

               Options granted under the 1993 Plan become exercisable and shall expire on such dates as determined by the Compensation Committee, provided, however, that no term may exceed ten years from the date of grant, or five years from the date of grant in the case of any optionee holding more than 10 percent of the combined voting power of all classes of the Company’s capital stock (or the stock of a parent or subsidiary of the Company) as of the date of grant. After options become exercisable they may be exercised at any time or from time to time as to any part thereof. The Compensation Committee may, at any time after grant of the option and from time to time increase the number of shares purchasable in any installment, subject to certain limitations.

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

               If a grantee dies while in the employ of the Company, his or her option may be exercised at any time within 12 months following the grantee’s death by his or her estate or by the person or persons to whom the grantee’s rights under the option passed by will or operation of law, but only to the extent such option was exercisable by the grantee at the time of his or her death. Except for certain stated provisions covering termination, disability or death, no option may be exercised after the expiration of its original term.

               1997 Stock Option Plan. The 1997 Stock Option Plan currently provides for the grant of 1,400,000 options to officers, directors, other key employees and consultants of the Company. The 1997 Stock Option Plan is administered by the Board of Directors or a committee of the Board, and is currently administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the optionees and to establish the terms and conditions of each option, subject to the provisions of the 1997 Stock Option Plan. If necessary in order to comply with Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 162(m) of the Code, the committee shall, in the Board’s discretion, be comprised solely of “non-employee directors” within the meaning of said Rule 16b-3 and

“outside directors” within the meaning of Section 162(m) of the Code. Options granted under the 1997 Stock Option Plan may be “incentive stock options” as defined in Section 422 of the Code, or nonqualified options, and will be designated as such.

               The exercise price of incentive stock options may not be less than the fair market value of the Company’s Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of Common Stock that may be acquired in any one calendar year pursuant to incentive stock options under the 1997 Stock Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the 1997 Stock Option Plan at an exercise price less than the fair market value of the Common Stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of Common Stock that may be acquired pursuant to such options in any one year.

               In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate up to one year following termination of employment.

               Options may not be exercised more than ten years after the grant date (five years after the grant date if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Except with the express approval of the administrator with respect to nonqualified options, options granted under the 1997 Stock Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1997 Stock Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as stock splits, stock dividends, recapitalizations or reclassifications. The 1997 Stock Option Plan is effective for ten years, unless sooner terminated or suspended. The 1997 Stock Option Plan provides that options covering no more than 650,000 shares of Common Stock may be granted to any one employee in any twelve-month period.

Certain Federal Income Tax Consequences

               If an option is treated as an incentive stock option, the optionee will recognize no income upon grant or exercise of the option unless the alternative minimum tax rules apply. Upon an optionee’s sale of the shares (assuming that the sale occurs at least two years after grant of the option and at least one year after exercise of the option), any gain will be taxed to the optionee under beneficial capital gains tax rates. If the optionee disposes of the shares prior to the expiration of the above holding periods, then the optionee will recognize ordinary income in an amount generally measured as the difference between the exercise price and the lower of the fair market value of the shares at the exercise date or the sale price of the shares. Any gain or loss recognized on such a premature sale of the shares in excess of the amount treated as ordinary income will be capital gain or loss. Under recently enacted capital gains legislation, the maximum federal tax rate applicable to such stock held for more than 12 months but less than 18 months is 28% and the maximum federal tax rate applicable to such stock held for at least 18 months is 20%.

               All other options granted under the 1997 Stock Option Plan are nonqualified stock options and will not qualify for any special tax benefits to the optionee. An optionee generally will not recognize any taxable income at the time he or she is granted a nonqualified stock option. However, upon exercise of the nonqualified stock option, the optionee will recognize ordinary income for federal income tax purposes in an amount equal to the excess of the then fair market value of each share over its exercise price. Upon an optionee’s resale of such shares, any difference between the sale price and the fair market value of such shares on the date of exercise will be treated as capital gain or loss and will generally qualify for beneficial capital gains rates depending on the length of the holding period.

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

               The foregoing does not purport to be a complete summary of the federal income tax considerations that may be relevant to holders of options or to the Company. It also does not reflect provisions of the income tax laws of any municipality, state or foreign country in which an optionee may reside, nor does it reflect the tax consequences of an optionee’s death.

Report of Compensation Committee on Executive Compensation

               The Compensation Committee of the Board of Directors, which is composed entirely of directors who have never been employees of the Company, is responsible for setting and administering the policies and programs that govern both annual and long-term compensation. During the fiscal year ended March 31, 2002, the Company’s Compensation Committee was comprised of David A. Abel and Robert A. Baker.

               The Compensation Committee establishes and periodically reviews and revises the compensation of the Chief Executive Officer. In addition, the Compensation Committee establishes the general guidelines for compensation to be paid to the Named Executives other than the Chief Executive Officer. The compensation package of the other Named Executives is set by the Chief Executive Officer and approved by the Compensation Committee. The Company’s compensation program consists of two elements: (1) an annual cash salary component, i.e., base salary and cash bonuses when warranted, and (2) a long-term component, i.e., stock options. The base salary of each executive officer is based on the executive’s job description and a general assessment of the executive’s performance, experience and potential. The amount of the bonus, if any, and number of stock options, if any, granted to officers is also based on the Company’s success in meeting the goals set forth at the beginning of each fiscal year. The long-term component of the compensation program consists of the annual grant of stock options, which the Compensation Committee believes provides the executive with the incentive to implement the Company’s annual objectives and strategy and aligns his interest with that of the stockholders. Stock options gain value to the extent the price of the Company’s Common Stock increases above the option exercise price, thereby creating a similar objective for both management and the stockholders.

               In establishing the salaries and bonuses of the Named Executives, including the Chief Executive Officer, the Compensation Committee during the past fiscal year took into account the prior reductions in the number of the Company’s employees and the additional responsibilities and increased workload each officer has had to assume due to that reduction in workforce. The salary increases and bonuses of the executive officers for the past fiscal year, in part, reflect the additional responsibilities and workload assumed by the officers.

Compensation of Chief Executive Officer

               Due to regulatory obstacles that have made it more difficult for the Company to monitize many of its water assets, and the effect that the regulatory difficulties have had on the Company’s financial condition, the Company during the past two years has had to (i) modify its prior business plan and (ii) restructure its balance sheet. The design and implementation of the revised business plan, and the efforts to restructure the Company’s balance sheet, have been initiated and carried out under the leadership of the Chief Executive Officer. In evaluating the Chief Executive Officer’s performance, the Compensation Committee considered the Chief Executive Officer efforts in developing and implementing the revised business plan and in restructuring the Company’s balance sheet. Based on the foregoing evaluation, the Compensation Committee determined that the Chief Executive Officer should receive an increase in salary and a bonus in the fiscal year ended March 31, 2002. Because of the Company’s financial condition, the Compensation Committee reduced the cash bonus it may have otherwise paid to the Chief Executive Officer and recommended that the Board grant the Chief Executive Officer additional stock options in lieu of a portion of the cash bonus.

               Compliance With Internal Revenue Code Section 162(m). Section 162(m) of the Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation’s executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by the stockholders.

               The compensation to be paid to the Company’s executive officers for the March 31, 2002 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the compensation to be paid to the Company’s executive officers for fiscal 2003 will exceed that limit. The Company’s 1997 Stock Option Plan is structured so that any compensation income realized by an executive officer as a result of the exercise of an outstanding option or the sale of option shares under the 1997 Stock Option Plan will qualify as “performance-based” compensation which will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company’s executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company’s executive officers. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company’s cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company’s compensation philosophy and the Company’s best interests.

               No member of the Compensation Committee is, or during Fiscal 2002 was, a former officer or employee of the Company or of its subsidiary.

               Compensation Committee: David A. Abel and Robert A. Baker.

Report of the Audit Committee

               The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the Company’s consolidated financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 with management, including a discussion of the effects on the consolidated financial statements of the Company’s carrying value of its assets, the Company’s liquidity, and the reasonableness of significant judgments and the clarity of disclosures in the consolidated financial statements.

               The Audit Committee held three meetings during the fiscal year ended March 31, 2002 and one meeting after the end of the fiscal year.

               The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those consolidated financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of the accounting principles applied by the Company. The Audit Committee also discussed with the independent auditors the matters required by Statement of Auditing Standards No. 61, Communications with Audit Committees. In addition, the Audit Committee also discussed with the independent auditors the auditors’ independence from management and the Company, including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of any non-audit services with the auditors’ independence.

               The Audit Committee is currently comprised of two of the Company’s directors, both of whom are “independent” as defined under the listing standards of the National Association of Securities Dealers that are applicable to companies whose securities are listed on Nasdaq. The Audit Committee, operates pursuant to a charter that was approved and adopted by the Board of Directors in 2001 attached to the Proxy Statement delivered in connection with the September 5, 2001 annual meeting.

               In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended March 31, 2002 for filing with the Securities and Exchange Commission. The Audit Committee and the Board have also recommended, subject to stockholder ratification, the selection of KPMG LLP as the Company’s independent auditors for the year ending March 31, 2003.

               Audit Committee: David A. Abel and Robert A. Baker

Audit and Related Fees

               Audit Fees. The fees billed by KPMG LLP for professional services for the audit of the Company’s annual consolidated financial statements for the fiscal year ended March 31, 2002 and the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended March 31, 2002 were $85,000.

               Financial Information Systems Design and Implementation Fees. There were no fees billed by KPMG LLP to the Company for financial information systems design and implementation for the March 31, 2002 fiscal year.

               All Other Fees. Other audit-related fees for the March 31, 2002 fiscal year were $25,000, and included, among other things, fees for research on accounting treatment for specific transactions. Fees billed to the Company for non-audit-related services rendered by KPMG LLP for the past fiscal year, primarily fees for tax compliance and tax consulting services, were $34,000.

               The Audit Committee has determined that the provision of services by KPMG LLP for all other fees is compatible with maintaining auditor independence.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, Series C Preferred Stock and Series F Preferred Stock as of July 31, 2002 by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock, Series C Preferred Stock or Series F Preferred Stock; (ii) each of the Company’s directors (including the director nominees); (iii) each of the executive officers named in the compensation tables included below in this Proxy Statement; and (iv) all current officers and directors (including the director nominees) of the Company as a group.

	Common Stock			Series C Preferred Stock		Series F Preferred Stock
								% Votes Of All
Name and Address of	Number		Percent	Number	Percent	Number	Percent	Classes of Capital
Beneficial Owner(1)	of Shares		of Class	of Shares	of Class	of Shares	of Class	Stock(2)

Michael P. George	434,847	(3)	5.1%	0	0%	0	0%	4.7%

David A. Abel	41,964	(3)	*	0	0%	0	0%	*

Robert A. Baker	13,334	(3)	*	0	0%	0	0%	*

Lee K. Harrington	2,500		*	0	0%	0	0%	*

James E. Sherman	140,000	(3)	1.7%	0	0%	0	0%	1.5%

William T. Gochnauer	42,000	(3)	*	0	0%	0	0%	*

T. Rowe Price Associates, Inc.	1,040,524	(4)(5)	12.5%	4,516	58.6%	0	0%	11.7%
100 East Pratt Street Baltimore, MD 21202

T. Rowe Price New Era Fund Inc.	135,912	(5)	1.7%	2,258	29.3%	0	0%	1.5%
100 East Pratt Street Baltimore, MD 21202

T. Rowe Price Small-Cap Value	800,412	(4)(5)	9.8%	2,258	29.3%	0	0%	9.0%
Fund, Inc. 100 East Pratt Street Baltimore, MD 21202

Wisconsin Alumni Research	67,928	(5)	*	1,129	14.6%	0	0%	*
Foundation B-107, 3801 Kennett Pike P.O. Box 4172 Wilmington, DE 19807

Ashford Capital Management,	124,007	(5)	1.5%	2,061 (6)	26.7%	0	0%	1.4%
Inc. as investment advisor for certain investment accounts B-107, 3801 Kennett Pike P.O. Box 4172 Wilmington, DE 19807

Interagua, Servicios Integrales del	553,893	(7)	6.6%	0	0%	2,121.8	100%	6.2%
Agua, S.A. Paseo de San Juan, 39 Barcelona, Spain 08009

All directors and executive	834,645	(8)	7.7%	0	0%	0	0%	6.1%
officers as a group (6 persons)

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each stockholder is c/o the Company at 102 Washington Street, Point Richmond, California 94801.

(2)	Based on 8,069,012 votes entitled to be cast by the holders of the outstanding Common Stock, 463,779 votes entitled to be cast by the holders of the 7,708 shares of outstanding Series C Preferred Stock, and 378,893 votes entitled to be cast by the holder of the 2,121.8 shares of outstanding Series F Preferred Stock.

(3)	Consists of shares issuable under currently exercisable Common Stock purchase options and options which will become exercisable within 60 days hereof.

(4)	Based on information contained in a statement on Schedule 13G/A filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on February 14, 2002. Represents 768,700 shares of Common Stock beneficially owned by T. Rowe Price Associates, Inc., and 271,824 shares of Common Stock issuable upon the conversion of the 4,516 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. is the investment advisor of various registered investment companies and investment advisory clients, including (a) T. Rowe Price Small-Cap Value Fund, Inc. representing 664,500 shares of Common Stock owned by T. Rowe Price Small-Cap Value Fund, Inc. and 135,912 shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Small-Cap Value Fund Inc., and (b) T. Rowe Price New Era Fund Inc., representing 135,912 and shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price New Era Fund Inc. T. Rowe Price Associates, Inc. disclaims beneficial ownership of the shares described under (a) and (b), above.

(5)	Represents shares of Common Stock issuable upon the conversion of the shares of Series C Preferred Stock owned by such beneficial owners.

(6)	Reflects shares held of record and beneficially owned by separate investment accounts on behalf of 10 different investors for which Ashford Capital Management, Inc. acts as investment advisor and has the sole power to vote and dispose of such securities as attorney-in-fact with respect to such accounts.

(7)	Includes 378,893 shares of Common Stock issuable upon the conversion of the shares of Series F Preferred Stock owned by such beneficial owner.

(8)	Included 466,667 shares of Common Stock issuable upon exercise of currently exercisable options and options which will become exercisable within 60 days hereof.

Equity Compensation Plan Information

               The following table sets forth certain information as of March 31, 2002 regarding securities authorized for issuance under the Company’s equity compensation plans.

	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available
	outstanding	outstanding	For future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plan

Equity compensation plans approved by security holders	1,546,166	$2.55	653,834

Equity compensation plans not approved by security holders	- 0 -	N/A	N/A

Total	1,546,166	$2.55	653,834

               The compensation plans approved by the security holders represent the Company’s 1993 and 1997 Stock Option Plans, which are described in this Form 10-K/A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NONE

ITEM 14.   EXHIBITS

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

SIGNATURES

               Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2002

WESTERN WATER COMPANY

By:	/S/ WILLIAM T. GOCHNAUER William T. Gochnauer, Chief Financial Officer