Form 10-Q
period 2002-06-30
WESTERN WATER CO
filed 2002-08-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 0-18756

WESTERN WATER COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0085833 (I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, CA 98401
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

YES   [X]                   NO   [   ]

As of July 31, 2002, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

Item		Page

PART I — FINANCIAL INFORMATION

1	Financial statements — unaudited:

	Consolidated balance sheets - June 30 and March 31, 2002	3

	Consolidated statements of operations - Three months ended June 30, 2002 and 2001	4

	Consolidated statements of cash flows - Three months ended June 30, 2002 and 2001	5

	Notes to consolidated financial statements	6

2	Management’s discussion and analysis of financial condition and results of operations	11

3	Quantitative and qualitative market risk disclosures	19

PART II — OTHER INFORMATION

6	Exhibits and Reports on Form 8-K	20

	Signatures	21

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30 and March 31, 2002
(Unaudited)

	2002

	June 30,	March 31,

Assets
Current assets:
Cash and cash equivalents	$2,353,671	$3,320,917
Accounts receivable	12,625	12,625
Current portion of notes receivable	28,657	50,240
Assets held for sale	2,865,089	2,863,158
Other current assets	357,385	103,557

Total Current Assets	5,617,427	6,350,497
Notes receivable, less current portion	165,002	166,488
Land	4,166,559	4,163,880
Water rights	11,603,622	11,602,744
Prepaid leasing costs, net of accumulated amortization	1,149,788	1,204,826
Other water assets	359,835	359,835
Deferred debt costs, net of accumulated amortization	176,261	192,559
Property and equipment, net of accumulated depreciation	89,302	51,705
Other assets	106,885	132,357

	$23,434,681	$24,224,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$135,371	$104,709
Accrued expenses and other liabilities	412,918	218,883
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	1,105,739	1,302,460

Total Current Liabilities	2,478,148	2,450,172
Long-term debt, less current maturities	167,902	194,201
9% Convertible subordinated debentures	8,817,778	8,817,778

Total Liabilities	11,463,828	11,462,151

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at June 30 and March 31, 2002	7,510,782	7,503,650
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,121.8 shares issued and outstanding (aggregate liquidation preference of $2,121,800) at June 30 and March 31, 2002	492,082	468,845
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at June 30 and March 31, 2002	8,410	8,410
Additional paid-in capital	24,769,115	24,787,116
Deferred compensation	(113,510)	(145,740)
Accumulated deficit (accumulated since October 1, 1994)	(19,321,156)	(18,484,671)
Treasury stock, at cost, 341,200 shares at June 30, and March 31, 2002	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	3,967,989	4,790,245

	$23,434,681	$24,224,891

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenue	$420,091	$451,740
Cost of revenue	232,067	283,110

Gross Profit	188,024	168,630
General and administrative expenses	728,354	737,245

Operating Income (Loss)	(540,330)	(568,615)

Other Income (Expenses):
Interest income	12,304	35,142
Interest expense	(244,585)	(205,682)
Other, net	(30,305)	(11,449)

	(262,586)	(181,989)

Income (Loss) before Income Taxes	(802,916)	(750,604)
Income Taxes (Note 2)	3,200	3,200

Net Income (Loss)	(806,116)	(753,804)
Accretion of preferred stock to redemption value	(30,369)	(56,516)
Preferred stock dividends	—	(279,428)

Net Income (Loss) Applicable to Common Stockholders	$(836,485)	$(1,089,748)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.10)	$(0.14)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Statements of Cash Flows

Three months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(806,166)	$(753,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,550	247,063
Compensation expense on vested compensatory stock options	14,229	56,999
Loss on write-off of property and equipment	3,964	—
Changes in assets and liabilities:
(Increase) decrease in:
Assets held for sale	(1,931)	—
Other current assets	(253,828)	(178,664)
Other assets and other water assets	25,472	22,439
Increase (decrease) in:
Accounts payable	30,662	(93,377)
Accrued expenses and other liabilities	194,035	(358,450)

Net cash used in operating activities	(528,013)	(1,057,794)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	23,069	19,912
Prepayment of leasing costs	(181,440)	(173,880)
Additions to land	(2,629)	—
Purchase of property and equipment	(54,335)	—
Additions to water rights	(878)	(877)

Net cash (used in) provided by investing activities	(216,213)	(154,845)

Cash Flows from Financing Activities:
Preferred stock dividends	—	(279,428)
Purchase of convertible subordinated debentures	—	(7,409)
Principal payments on long-term debt	(223,020)	(196,968)

Net cash used in financing activities	(223,020)	(483,805)

Net decrease in cash and cash equivalents	(967,246)	(1,696,444)
Cash and cash equivalents, beginning of period	3,320,917	7,138,615

Cash and cash equivalents, end of period	$2,353,671	$5,442,171

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries as of June 30, 2002 and March 31, 2002, the consolidated statements of operations for the three months ended June 30, 2002 and 2001 and the statements of cash flows for the three months ended June 30, 2002 and 2001. The results of the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Policies Effective April 1, 2002

Effective April 1, 2002, the Company adopted the full provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluated the impact of adopting SFAS 142 and concluded that its water rights represent intangible assets which meet the scope of SFAS 142 . Pursuant to SFAS 142, the majority of the Company’s water rights will be amortized in conjunction with the actual periodic use of water derived from such water rights. Since this is consistent with the Company’s policy prior to the adoption of SFAS 142, the new pronouncement did not have any impact upon adoption. In addition, the adoption of SFAS 141 did not have any impact on the Company.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices: (continued)

Effective April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 applies to all long-lived assets (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost of sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of an entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 did not have a material impact on the Company.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net income per share were 8,069,012 shares for the three months ended June 30, 2002 and 2001, respectively.

Stock options to purchase 1,763,166 and 1,460,375 shares of common stock at exercise prices ranging from $0.23 — $18.69 and $0.23 — $21.00 for the three months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 378,893 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three months ended June 30, 2002 as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 357,143 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three months ended June 30, 2001 as their effect would have been anti-dilutive.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices: (continued)

Segment reporting

Three months ended June 30:	2002	2001

Segment revenue:
California	$418,091	451,740
Colorado	2,000	—

	420,091	451,740

Operating income (loss):
California	186,224	168,630
Colorado	1,800	—
Non-segment	(728,354)	(737,245)

	(540,330)	(568,615)

Interest income:
California	—	—
Colorado	—	—
Non-segment	12,304	35,142

	12,304	35,142

Interest expense:
California	(35,357)	(28,932)
Colorado	—	—
Non-segment	(209,228)	(176,750)

	(244,585)	(205,682)

Depreciation and amortization expense:
California	242,613	242,613
Colorado	—	—
Non-segment	22,937	4,450

	265,550	247,063

As of June 30, 2002 and March 31, 2002:	June 30	March 31

Water rights:
California	848,790	848,790
Colorado	10,754,832	10,753,954

	11,603,622	11,602,744

Assets:
California	8,207,273	8,282,294
Colorado	12,117,845	12,057,131
Non-segment	3,055,563	3,885,466

	23,434,681	24,224,891

For the three months ended June 30, 2002 and 2001, the Company recognized revenue of $332,000, and $321,000, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

The results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices: (continued)

comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

The non-segment amount under operating income (loss) includes general and administrative expenses. The non-segment amount under depreciation and amortization includes depreciation of the non-segment equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets.

New Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, “Accounting for Leases”, so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, SFAS 145 identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, but early adoption is permitted. The adoption of SFAS 145 will not have a significant effect on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for the Company’s fiscal year beginning April 1, 2003. The adoption of SFAS 146 will not have a significant impact on the Company’s results of operations or financial position.

Note 2. Income taxes:

Management does not expect there will be taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2002.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Unaudited)

Note 3. Liquidity:

The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on sales of real estate or other assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending June 30, 2003 from any new water revenues that it may generate, from its existing capital resources, and from planned sales of non-strategic assets. Currently planned sales of non-strategic assets are expected to provide additional cash sufficient to fund anticipated operating expenses, even if the Company does not generate additional operating revenue. However, in the event that the Company is unable to complete the sale of non-strategic assets, or if the sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months.

Note 4. Supplemental Cash Flow Information:

Three months ended June 30:	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	26,889	82,053
Cash paid during the period for income taxes	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	(30,369)	56,516
Recognition of deferred compensation on stock options:
Deferred compensation	(18,001)	215,999
Additional paid-in capital	18,001	(215,999)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2002, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

General

Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, during the fiscal year ended March 31, 2001, the Company explored various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. The Board of Directors concluded that liquidation of the Company was not in the best interest of the Company’s shareholders and other constituents. The Company has no plan to liquidate all or substantially all of its assets. It is, however, continuing to pursue a strategy of selling non-strategic assets to bolster its cash position while concentrating its efforts on the development and monetization of its existing strategic water-related assets and assisting other water rights owners to consummate voluntary water sales and transfers.

Results of Operations

The following is a description of the Company’s results of operations for the three months ended June 30, 2002 and 2001.

CONSOLIDATED

Three months ended June 30:	2002	2001

Revenue	$421,000	452,000
Loss before income taxes	(803,000)	(751,000)
Income taxes	3,000	3,000

Net loss	(806,000)	(754,000)
Accretion of preferred stock to redemption value	(30,000)	(57,000)
Preferred stock dividends	—	(279,000)

Net income (loss) applicable to common stockholders	$(836,000)	(1,090,000)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.10)	$(0.14)

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2002 and 2001.

CALIFORNIA OPERATIONS

Three months ended June 30:	2002	2001

Revenue	$419,000	452,000
Cost of revenue	232,000	283,000

Gross Profit	186,000	169,000

Revenues for each of the three-month periods consisted solely of revenues generated by the Company from its water related activities. Water revenue for the three-month periods included revenues from both the sale of water and from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for the three-month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues during both the June 30, 2002 and the June 30, 2001 fiscal quarters were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California. For the three months ended June 30, 2002 and 2001, the Company recognized revenue of $332,000, and $321,000, respectively, from the City of Inglewood, or approximately 79% and 71%, respectively, of the revenues derived during those periods from the Company’s California operations. Although revenues from the City of Inglewood increased slightly, the revenues from other sources, particularly from short-term water rights leases, decreased due to lower offered rates. As a result, revenues from the Company’s California operations decreased by approximately 7% for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001. Revenues from the agreement with the City of Inglewood are expected to remain substantially unchanged for the remainder of the current fiscal year. However, the Company’s ability to generate other revenues in California will be dependent upon its ability to successfully complete water sales and transfer and, therefore, is not currently predictable.

The cost of revenues for water delivered under the agreement with the City of Inglewood remained substantially unchanged in the most recent fiscal quarter compared to the June 30, 2001 fiscal quarter. However, the cost of revenues for the 2002 period decreased due to costs associated with the short-term water leases. As a result, cost of revenues decreased by 18% for the June 30, 2002 quarter compared to the prior year’s comparable period.

COLORADO OPERATIONS

Three months ended June 30:	2002	2001

Revenue	2	—
Cost of Revenue	—	—

Gross Profit	2	—

All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. Since the date that the Company first acquired water assets in the Cherry Creek basin in Colorado in 1992, the Company has been primarily engaged in acquiring and developing the assets that currently constitute the Company’s Cherry Creek Project. Other than the sale of non-strategic real estate owned by the Company in the Cherry Creek basin, the Company to date has not generated any material revenues from its Colorado operations. However, the Company has recently commenced implementing a plan to market and sell Water Contract Delivery Units (“WCDUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WCDUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that WCDUs will, in fact, be sold on terms satisfactory to the Company.

During the three-month period ended June 30, 2002, the Company executed a short-term water sale agreement to deliver, and began delivery of, a small amount of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue to be derived from such sale is material. However, the Company believes that this initial sale of water, entailing perfection of the underlying water right, completion of physical infrastructure and acquisition of various permits required for the delivery, represents an important milestone in the development of the Cherry Creek Project.

During the three months ended June 30, 2002, the Company negotiated settlement of a condemnation proceeding by a local water agency relating to 36 acres of land in its Cherry Creek Project (Colorado). Under the settlement agreement, the local agency was required to pay the Company a deposit of $294,000 against its obligation to pay fair value for the land to which it was granted immediate possession on May 22, 2002 under the terms of a stipulated settlement. That amount was received by the Company in July, 2002. The final amount of consideration to be paid to the Company is pending the conclusion of the valuation phase of the condemnation, which is expected during the current fiscal year. Under the terms of the stipulated settlement, the Company was granted a series of integrated easements relating to the condemned land to enable the Company to exercise its water rights associated with such land.

GENERAL AND ADMINISTRATIVE EXPENSES

Three months ended June 30:	2002	2001

General and Administrative Expenses	$728,000	$737,000

General and administrative expenses for the three months ended June 30, 2002 decreased by $9,000 (1%) from the comparable period ended June 30, 2001, primarily due to a decrease in compensation expense, and a decrease in outside professional fees.

OTHER INFORMATION

Three months ended June 30:	2002	2001

Interest income	$12,000	35,000
Interest expense	(245,000)	(206,000)
Other expense	(30,000)	(11,000)

Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased substantially for the three-month period ended June 30, 2002 from the comparable period ended June 30, 2001, due primarily to lower average invested cash balances and substantially reduced rates of interest earned for the period ended June 30, 2002.

Interest expense for the three-month periods ended June 30, 2002 and 2001 primarily includes accrued interest related to the principal amount of outstanding Debentures. The increase in interest expense was primarily due to the expensing in the 2002 period of $24,000 interest related to the Norte-Sur water purchase agreement.

Liquidity and Capital Resources

As of June 30, 2002, the Company had working capital and a current ratio of $3,139,000 and 2.27 to l, as compared to working capital and a current ratio of $3,900,000 and 2.59 to 1, respectively, at March 31, 2002.

Bank Loan

In 1998, the Company entered into a loan agreement with a bank (the “Bank Loan”) to finance its participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. As guarantor of its subsidiary’s obligation, the Company agreed to maintain not less that $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Bank Loan is being paid on a current basis, and there are ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has classified the entire Bank Loan balance of $1,071,500 and $1,269,000 as a current liability at June 30 and March 31, 2002, respectively.

For the three months ended June 30, 2002, the Company had a net loss of $806,000 and a net decrease in cash and cash equivalents of $967,000.

The Company has entered into water sale transactions that are expected to generate water revenues, and is attempting to complete other similar transactions. However, while revenues from: (i) existing water sales contracts; (ii) leasing the Company’s rice farms; and (iii) cash received from principal and interest payments on promissory notes held by the Company will be more predictable than periodic income received on sales of real estate or other assets, such recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending June 30, 2003 from any new water revenues that it may generate, from its existing capital resources, and from planned sales of non-strategic assets. Currently planned sales of non-strategic assets are expected to provide additional cash sufficient to fund anticipated operating expenses, even if the Company does not generate additional operating revenue. However, in the event that the Company is unable to complete the sale of non-strategic assets, or if the sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months.

The Company is committed to certain material expenditures over the next several years, including the following:

Commitments expiring in
twelve-month periods
ending June 30:	2003	2004	2005	2006	2007	Thereafter

Scheduled principal payments on existing outstanding indebtedness	$900,000	255,000	43,000	46,000	30,000	—
Semi-annual interest payments on Debentures	794,000	794,000	794,000	392,000	—	—
Principal Redemption of Debentures	—	—	—	8,818,000	—	—
Payment on water purchase contract	300,000	—	—	—	—	—
Dividends on Series C Preferred Stock	559,000	559,000	559,000	559,000	280,000	280,000
Redemption of Series C Preferred Stock (in FY 2007 and FY 2008)	—	—	—	—	3,854,000	3,854,000
Redemption of Series F Preferred Stock (in FY 2011 and FY2012)	—	—	—	—	—	2,128,000

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

Risk Factors

The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company’s Common Stock and Preferred Stock.

History of Losses in Principal Business

The Company’s activities have primarily consisted of managing and developing its various water rights and related assets, and attempting to market and sell its water assets and those of its clients. Up through the most recently completed fiscal year, the Company has generated declining revenues of $1,464,000, $2,127,000, and $2,796,000 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively, while incurring net losses of $3,280,000 $1,315,000 and $3,185,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. If adverse regulatory conditions continue throughout Fiscal 2003, the Company will continue to incur operating losses from its California operations. In light of the Company’s current financial condition, losses from operations may not be sustainable for the period of time required to develop a viable water market.

Uncertainty of Future Water Revenue

The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers in its California operations. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed or modified, the Company believes that its ability to generate significant revenues from its California water assets will be severely limited. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to protect, develop and monetize its California water assets will be changed, or if changed, that the changes will occur in the near future. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given if the Company will ever be able to generate significant revenues from its water transfer activities in California.

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

Breach of Covenant on Bank Loan

During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below the amount required by a covenant in its guaranty of a Bank Loan to a wholly-owned subsidiary of the Company. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has classified the entire Bank Loan balance of $1,071,500 as a current liability at June 30 and March 31, 2002.

Commitments for Purchase and Sale of Water

In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. If the Company were called upon by the seller to take delivery and pay for the remaining 12,000 acre-feet, the Company would be obligated to pay the balance of the purchase price. Such a payment would require the Company to use a portion of its cash reserves and could adversely affect the Company’s liquidity and capital reserves. The Company believes that it could re-sell the water on the same or better terms. However, no assurance can be given that the Company could quickly re-sell the 12,000 acre-feet of water or that the use of its cash would not adversely affect the Company’s on-going operations.

In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. As noted above, during the year ended March 31, 2001 the Company delivered 2,000 acre-feet of water to this third party buyer. The remaining 12,000 acre-feet of water purchased by the Company but not yet delivered by the seller cannot currently be delivered to the buyer due to a dispute between the buyer and certain other water agencies who control the means of conveying such water to the buyer The buyer and the Company have mutually acknowledged that the dispute (which is not material to the Company) represents a force majeure event preventing current delivery. Although the buyer has not been able to accept delivery of the water, the buyer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the re-sale contract. The balance of this prepayment against the Company’s delivery obligation is accounted for as current deferred revenue of $824,120 ($900,000, less deferred interest income of $75,880).

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

Delisting of Common Stock from Nasdaq National Market

The Company’s common stock was de-listed from trading on the Nasdaq National Market effective August 30, 2000. Since then, the Company’s common stock has been traded electronically on the OTC Bulletin Board. The Company believes that the de-listing has reduced the Company’s visibility with investors and has adversely affected the Company’s ability to attract and obtain financing because of the decreased liquidity of the Company’s shares.

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

Twelve-month
periods ending
June 30:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$47,000	$36,000	$43,000	$8,863,000	$30,000	—	$9,019,000	$9,019,000
Weighted average interest rate	8.7%	8.3%	9.0%	9.0%	9.0%	9.0%	8.9%
Variable rate debt	$853,000	$219,000	—	—	—	—	$1,072,000	$1,072,000
Weighted average interest rate	3.375%	3.375%	—	—	—	—	3.375%

The Company’s variable rate on its variable rate debt is capped at 7.5%.

The variable rate debt totaling $1,072,000 represents the Bank Loan in connection with the Company’s water lease and sale transaction with the City of Inglewood. In connection with that Bank Loan, the Company agreed to maintain not less that $15 million of net worth (as defined). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $1,072,000 as a current liability at June 30, 2002.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits :	Exhibit 99.1	Certification of Chief Executive Officer

		Exhibit 99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K:	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: August 14, 2002	By:	/s/ William T. Gochnauer

William T. Gochnauer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)