Form 10-Q
period 2002-09-30
WESTERN WATER CO
filed 2002-11-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 0-18756

WESTERN WATER COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0085833 (I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, CA 98401
(Address of principal executive offices)        (Zip code)

(510) 234-7400
(Registrant’s telephone number, including area code)

Name of each exchange
	Title of each class	on which registered

Securities registered pursuant to Section 12(b) of the Act:	None	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $001 par value Right to Purchase Series E Junior Participating Preferred Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

As of October 31, 2002, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

Item		Page

	PART I — FINANCIAL INFORMATION

	Financial statements — unaudited:

1	Consolidated balance sheets — September 30 and March 31, 2002	3

	Consolidated statements of operations — Three months ended September 30, 2002 and 2001	4

	Consolidated statements of operations — Six months ended September 30, 2002 and 2001	5

	Consolidated statements of cash flows — Six months ended September 30, 2002 and 2001	6

	Notes to consolidated financial statements	7

2	Management’s discussion and analysis of financial condition and results of operations	11

3	Quantitative and qualitative market risk disclosures	16

4	Controls and procedures	17

	PART II — OTHER INFORMATION

4	Submission of Matters to a Vote of Security Holders	18

6	Exhibits and Reports on Form 8-K	19

	Signatures	19

WESTERN WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

September 30 and March 31, 2002
(Unaudited)

	2002

	September 30,	March 31,

Assets

Current assets:

Cash and cash equivalents	$1,326,130	$3,320,917

Accounts receivable	13,890	12,625

Current portion of notes receivable	29,040	50,240

Assets held for sale	2,865,089	2,863,158

Other current assets	138,934	103,557

Total Current Assets	4,373,083	6,350,497

Notes receivable, less current portion	163,670	166,488

Land	3,997,732	4,163,880

Water rights	11,604,499	11,602,744

Prepaid leasing costs, net of accumulated amortization	947,060	1,204,826

Other water assets	331,754	359,835

Deferred debt costs, net of accumulated amortization	159,963	192,559

Property and equipment, net of accumulated depreciation	84,708	51,705

Other assets	91,531	132,357

	$21,754,000	$24,224,891

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$121,402	$104,709

Accrued expenses and other liabilities	73,927	218,883

Deferred revenue on water contract	824,120	824,120

Current maturities of long-term debt	910,375	1,302,460

Total Current Liabilities	1,929,824	2,450,172

Long-term debt, less current maturities	165,766	194,201

9% Convertible subordinated debentures	8,817,778	8,817,778

Total Liabilities	10,913,368	11,462,151

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at September 30 and March 31, 2002	7,517,914	7,503,650

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,185.5 and 2,121.8 shares issued and outstanding (aggregate liquidation preference of $2,185,500 and $2,121,800) at September 30 and March 31, 2002, respectively	528,025	468,845

Stockholders’ equity:

Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at September 30 and March 31, 2002	8,410	8,410

Additional paid-in capital	24,487,114	24,787,116

Deferred compensation	—	(145,740)

Accumulated deficit (accumulated since October 1, 1994)	(20,325,961)	(18,484,671)

Treasury stock, at cost, 341,200 shares at September 30, and March 31, 2002	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	2,794,693	4,790,245

	$21,754,000	$24,224,891

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenue	$472,852	$328,729

Cost of revenue	339,855	234,067

Gross Profit	132,997	94,622

General and administrative expenses	621,020	789,506

Operating Income (Loss)	(488,023)	(694,844)

Other Income (Expenses):

Interest income	67,202	39,952

Interest expense	(208,846)	(233,660)

Gain on sale of assets	10,583	16,065

Other, net	(63,160)	(3,358)

	(194,221)	(181,001)

Income (Loss) before Income Taxes	(682,224)	(875,845)

Income Taxes (Note 3)	—	—

Net Income (Loss)	(682,224)	(875,845)

Accretion of preferred stock to redemption value	(31,490)	(5,325)

Preferred stock dividends	(291,071)	(290,348)

Net Income (Loss) Applicable to Common Stockholders	$(1,004,805)	$(1,171,518)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.12)	$(0.15)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Six months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Revenue	$892,943	$780,469

Cost of revenue	571,922	517,177

Gross Profit	321,021	263,292

General and administrative expenses	1,349,374	1,526,751

Operating Income (Loss)	(1,028,353)	(1,263,459)

Other Income (Expenses):

Interest income	79,506	75,094

Interest expense	(435,431)	(439,342)

Gain on sale of assets	10,583	16,065

Other, net	(93,465)	(14,807)

	(456,807)	(362,990)

Income (Loss) before Income Taxes	(1,485,160)	(1,626,649)

Income Taxes (Note 3)	(3,200)	(3,200)

Net Income (Loss)	(1,488,360)	(1,629,649)

Accretion of preferred stock to redemption value	(61,859)	(61,841)

Preferred stock dividends	(291,071)	(569,776)

Net Income (Loss) Applicable to Common Stockholders	$(1,841,290)	$(2,261,266)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.23)	$(0.29)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Statements of Cash Flows

Six months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:

Net loss	$(1,488,360)	$(1,629,649)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	525,836	501,786

Compensation (income) expense on vested compensatory stock options	(154,261)	60,369

Gain on sale of assets	(10,583)	(16,065)

Gain on extinguishment of debt	—	(5,925)

Loss on write-off of property and equipment	14,580	—

Changes in assets and liabilities:

(Increase) decrease in:

Accounts receivable	(1,265)	—

Assets held for sale	(1,931)	—

Other current assets	(35,376)	84,345

Other assets and other water assets	68,907	28,844

Increase (decrease) in:

Accounts payable	16,693	33,411

Accrued expenses and other liabilities	(144,958)	(621,063)

Net cash used in operating activities	(1,210,718)	(1,563,947)

Cash Flows from Investing Activities:

Principal payments received on notes receivable	24,018	49,405

Proceeds from sale of assets, net of selling costs	176,731	92,051

Prepayment of leasing costs	(215,190)	(207,629)

Purchase of property and equipment	(67,867)	—

Additions to water rights	(1,755)	(1,755)

Net cash used in investing activities	(84,063)	(67,928)

Cash Flows from Financing Activities:

Preferred stock dividends	(279,486)	(558,857)

Purchase of convertible subordinated debentures	—	(7,409)

Principal payments on long-term debt	(420,520)	(373,967)

Net cash used in financing activities	(700,006)	(940,233)

Net decrease in cash and cash equivalents	(1,994,787)	(2,572,108)

Cash and cash equivalents, beginning of period	3,320,917	7,138,615

Cash and cash equivalents, end of period	$1,326,130	$4,566,507

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries (the “Company) as of September 30, 2002 and March 31, 2002, the consolidated statements of operations for the three and six months ended September 30, 2002 and 2001 and the statements of cash flows for the six months ended September 30, 2002 and 2001. The results of the three and six-months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and YG Rice Farms, L.P., a limited partnership directly and indirectly wholly-owned and controlled by the Company, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Policies Effective April 1, 2002

Effective April 1, 2002, the Company adopted the full provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company evaluated the impact of adopting SFAS 142 and concluded that its water rights represent intangible assets which meet the scope of SFAS 142 . Pursuant to SFAS 142, the majority of the Company’s water rights will be amortized in conjunction with the actual periodic use of water derived from such water rights. Since this is consistent with the Company’s policy prior to the adoption of SFAS 142, the new pronouncement did not have any impact upon adoption. In addition, the adoption of SFAS 141 did not have any impact on the Company’s results of operations or financial position.

Effective April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 applies to all long-lived assets (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost of sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of an entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net income per share were 8,069,012 shares for the three and six months ended September 30, 2002 and 2001, respectively.

Stock options to purchase 1,603,166 and 1,476,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 and $0.39 — $18.69 for the three and six months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 390,260 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three and six months ended September 30, 2002 as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 367,857 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2001 as their effect would have been anti-dilutive.

Segment reporting

Six months ended September 30:	2002	2001

Segment revenue:

California	$885,207	780,469

Colorado	7,735	—

	$892,942	780,469

Operating income (loss):

California	$313,284	263,292

Colorado	7,735	—

Non-segment	(1,349,374)	(1,526,751)

	$(1,028,355)	(1,263,459)

Interest income:

California	$—	—

Colorado	—	—

Non-segment	79,506	75,094

	$79,506	75,094

Interest expense:

California	$(56,631)	(42,542)

Colorado	—	—

Non-segment	(396,800)	(396,800)

	$(453,431)	(439,342)

Depreciation and amortization expense:

California	$487,116	485,226

Colorado	—	—

Non-segment	44,389	16,560

	$531,505	501,786

As of September 30, 2002 and March 31, 2002:	September 30	March 31

Water rights:

California	$848,790	848,790

Colorado	10,755,709	10,753,954

	$11,604,499	11,602,744

Assets:

California	$7,961,496	8,282,294

Colorado	11,890,059	12,057,131

Non-segment	1,902,445	3,885,466

	$21,754,000	24,224,891

For the three and six months ended September 30, 2002 and 2001, the Company recognized revenue of $321,000, and $653,000, and $321,000 and $641,000, respectively, from sales of water to the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

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

Note 2. Liquidity:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that scheduled revenues from operations will be insufficient to fund its estimated expenses during the twelve months ended September 30, 2003. The Company currently plans to fund its obligations and expenses during the twelve months ending September 30, 2003 from its existing capital resources, from planned sales of non-strategic assets, and from any new water revenues that it may generate. In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California, the sale of which is scheduled to generate approximately $2,630,000 of net cash proceeds during the current fiscal year. The currently planned sales are expected to provide additional cash sufficient to fund anticipated operating expenses through September 30, 2003. In the event that the Company is unable to complete the sale of non-strategic assets or enter into new water revenue agreements, or if the proceeds from such sales or water agreements are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such circumstances, should they occur, would require the Company to curtail certain of its operating expenses, or refrain from declaring the Series C Preferred Stock dividend, or both.

Note 3. Bank loan:

In 1998, the Company entered into a loan agreement that matures on August 1, 2003 with a bank (the “Bank Loan”) to finance its participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. As guarantor of its subsidiary’s obligation, the Company agreed to maintain not less that $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Bank Loan is being paid on a current basis, and there are ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments.

Note 4. Income taxes:

Management does not expect there will be taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and six months ended September 30, 2002.

Note 5. Supplemental Cash Flow Information:

Six months ended September 30:	2002	2001

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	26,889	82,053

Cash paid during the period for income taxes	3,200	3,200

Supplemental disclosure of non-cash investing and financing activities:

Accretion of preferred stock to redemption value	61,859	61,841

Recognition of deferred compensation on variable plan stock options:

Compensation expense	154,261	—

Deferred compensation	145,740	(173,999)

Additional paid-in capital	(300,000)	173,999

Issuance of paid-in-kind Series F Preferred Stock dividend	11,585	10,919

Note 6. Subsequent Event

In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California to two municipalities for $2,637,000. The Company received $770,000 in cash upon closing of the two transactions, and is scheduled to receive the remaining proceeds in installments of $942,000 and $925,000 in January and March, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof and based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2002, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

Critical Accounting Policy

In response to the SEC’s release No. 33-8040, “Cautionary Advise Regarding Disclosure About Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of any of its water rights is recorded in the period in which such event or circumstance becomes known to the Company. During each of the periods in the three and six months ended September 30, 2002 and 2001, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights.

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

General

Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company has reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, during the fiscal year ended March 31, 2001, the Company explored various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. The Board of Directors concluded that liquidation of the Company was not in the best interest of the Company’s shareholders and other constituents. The Company is, however, continuing to pursue a strategy of selling non-strategic assets to bolster its cash position while concentrating its efforts on the development and monetization of its existing strategic water-related assets and assisting other water rights owners to consummate voluntary water sales and transfers. As part of this strategy, the Company in October 2002 sold the remainder of its Mojave water rights in San Bernardino County, California, and has commenced implementing a plan to market and sell Water Contract Delivery Units, contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is also pursuing other alternatives including the sale or joint venture development of strategic assets or even the sale of all or part of the Company to a strategic buyer.

Results of Operations

The following is a description of the Company’s results of operations for the three and six months ended September 30, 2002 and 2001.

CONSOLIDATED

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Revenue	$473,000	$329,000	$893,000	$780,000

Loss before income taxes	(682,000)	(876,000)	(1,485,000)	(1,627,000)

Income taxes	—	—	3,000	3,000

Net loss	(682,000)	(876,000)	(1,488,000)	(1,630,000)

Accretion of preferred stock to redemption value	(31,000)	(6,000)	(62,000)	(62,000)

Preferred stock dividends	(291,000)	(290,000)	(291,000)	(570,000)

Net income (loss) applicable to common stockholders	$(1,005,000)	$(1,172,000)	$(1,841,000)	$(2,261,000)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.12)	$(0.15)	$(0.23)	$(0.29)

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the six, months ended September 30, 2002 and 2001.

CALIFORNIA OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Revenue	$467,000	329,000	885,000	780,000

Cost of revenue	340,000	234,000	572,000	517,000

Gross Profit	127,000	95,000	313,000	263,000

Revenues for each of the three and six-month periods consisted solely of revenues generated by the Company from its water related activities. Water revenue for the three and six-month periods included revenues from both the sale of water and from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for the three and six-month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues during each of the three and six-month periods were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California. For the three months ended September 30, 2002 and 2001, the Company recognized revenue of $321,000, and $321,000, respectively, from the City of Inglewood, or approximately 69% and 98%, respectively, of the revenues derived during those periods from the Company’s California operations. Although revenues from the City of Inglewood were unchanged, the revenues from other sources for the quarter ended September 30, 2002 included a one-time sale of water to a governmental agency on behalf of three of the Company’s Sacramento Valley, California clients in the amount of $139,000. As a result, revenues from the Company’s California operations increased by approximately 42% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. For the six months ended September 30, 2002 and 2001, the Company recognized revenue of $653,000, and $641,000, respectively, from the City of Inglewood, or approximately 74% and 82%, respectively, of the revenues derived during those periods from the Company’s California operations. Revenues from the City of Inglewood were relatively unchanged, and were augmented by the aforementioned sale of water, partially offset by short-term water rights leases, which decreased in the current period, compared with the same period in the prior year. As a result, revenues from the Company’s California operations increased by approximately 13% for the six-month period ended September 30, 2002 compared to the comparable period in 2001. Revenues from the agreement with the City of Inglewood are expected to remain substantially unchanged until the expiration of that agreement in September, 2003. However, the Company’s ability to generate other revenues in California will be dependent upon its ability to successfully complete water sales and transfers and, therefore, is not currently predictable.

The cost of revenues for water delivered under the agreement with the City of Inglewood remained substantially unchanged in the three and six-month periods ended September 30, 2002, compared with the same periods in 2001. However, the cost of revenues for the 2002 period increased due to costs associated with the aforementioned sale of water in the 2002 periods.

COLORADO OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Revenue	$6,000	—	8,000	—

Cost of revenue	—	—	—	—

Gross Profit	6,000	—	8,000	—

Gain on sale of assets	11,000	—	11,000	—

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

During the three and six-month period ended September 30, 2002, the Company began delivery of a small amount of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue to be derived from such sale is material. However, the Company believes that this initial sale of water, entailing perfection of the underlying water right, completion of physical infrastructure and acquisition of various permits required for the delivery, represents an important milestone in the development of the Cherry Creek Project.

During the three months ended June 30, 2002, the Company negotiated settlement of a condemnation proceeding by a local water agency relating to 36 acres of land in its Cherry Creek Project (Colorado). Under the settlement agreement, the local agency was required to pay the Company a deposit of $294,000 against its obligation to pay fair value for the land to which it was granted immediate possession on May 22, 2002 under the terms of a stipulated settlement. That $294,000 payment was received by the Company in July, 2002, and a gain on sale of $11,000 was recognized. The final amount of consideration to be paid to the Company is pending the conclusion of the valuation phase of the condemnation, which is expected during fiscal year 2004. Under the terms of the stipulated settlement, the Company was granted a series of integrated easements relating to the condemned land to enable the Company to exercise its water rights associated with such land.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

General And Administrative Expenses	$621,000	790,000	1,349,000	1,527,000

         General and administrative expenses for the three and six months ended September 30, 2002 decreased by $169,000 (21%) and $178,000 (12%) from the comparable periods in 2001, primarily due to a decrease in deferred compensation expense related to accounting treatment based on the value of the Company’s Common Stock, and a decrease in outside professional fees.

OTHER INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,

	2002	2001	2002	2001

Interest income	$67,000	40,000	80,000	75,000

Interest expense	(209,000)	(234,000)	(435,000)	(439,000)

Gain on sale of assets	—	16,000	—	16,000

Other income (expense)	(63,000)	(3,000)	(93,000)	(15,000)

Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income increased for the three-month period ended September 30, 2002 from the comparable period ended September 30, 2001, due primarily to a final contingent payment on a note which was recognized as additional interest income.

Interest expense for the three and six-month periods ended September 30, 2002 and 2001 primarily includes accrued interest related to the principal amount of outstanding Debentures. The increase in interest expense for the six-month period ended September 20, 2002 was primarily due to the expensing in the 2002 period of $24,000 interest related to the Norte-Sur water purchase agreement.

Liquidity and Capital Resources

As of September 30, 2002, the Company had working capital and a current ratio of $2,443,000 and 2.27 to l, as compared to working capital and a current ratio of $3,900,000 and 2.59 to 1, respectively, at March 31, 2002.

Bank Loan

In 1998, the Company entered into a loan agreement that matures on August 1, 2003 with a bank (the “Bank Loan”) to finance its participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. As guarantor of its subsidiary’s obligation, the Company agreed to maintain not less that $15 million of net worth (as defined in the Bank Loan). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the loan. The Bank Loan is being paid on a current basis, and there are ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments.

For the six months ended September 30, 2002, the Company had a net loss of $1,488,000 and a net decrease in cash of $1,995,000.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that scheduled revenues from operations will be insufficient to fund its estimated expenses during the twelve months ended September 30, 2003. The Company currently plans to fund its obligations and expenses during the twelve months ending September 30, 2003 from its existing capital resources, from planned sales of non-strategic assets, and from any new water revenues that it may generate. In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California, the sale of which is scheduled to generate approximately $2,630,000 of net cash proceeds during the current fiscal year. The currently planned sales are expected to provide additional cash sufficient to fund anticipated operating expenses through September 30, 2003. In the event that the Company is unable to complete the sale of non-strategic assets or enter into new water revenue agreements, or if the proceeds from such sales or water agreements are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such circumstances, should they may occur, would require the Company to curtail certain of its operating expenses, or refrain from declaring the Series C Preferred Stock dividend, or both.

The Company is committed to certain material expenditures over the next several years, including the following:

Commitments expiring in twelve-month periods ending September 30:	2003	2004	2005	2006	2007	Thereafter

Scheduled principal payments on existing outstanding indebtedness	$910,000	40,000	43,000	47,000	36,000	—

Semi-annual interest payments on Debentures	794,000	794,000	794,000	392,000	—	—

Principal Redemption of Debentures	—	—	8,818,000	—	—	—

Payment on water purchase contract	300,000	—	—	—	—	—

Dividends on Series C Preferred Stock	559,000	559,000	559,000	559,000	280,000	280,000

Dividends on Series F Preferred Stock (1)	—	—	—	—	—	—

Redemption of Series C Preferred Stock (in FY 2007 and FY 2008)	—	—	—	—	3,854,000	3,854,000

Redemption of Series F Preferred Stock (in FY 2011 and FY2012)	—	—	—	—	—	2,186,000

(1)  Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. Since the Company currently intends to pay such dividends in shares of additional preferred stock, no cash expenditures are listed.

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

Uncertainty of Future Water Revenue

The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers in its California operations. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed or modified, the Company believes that its ability to generate significant revenues from its California water assets will be severely limited. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to protect, develop and monetize its California water assets will be changed, or if changed, that the changes will occur in the near future. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given that the Company will ever be able to generate significant revenues from its water transfer activities in California.

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

Limited Financial Resources

As a result of the operating losses sustained by the Company during the last several years, which have been partially offset by periodic sales of certain non-strategic assets, the Company may not have sufficient available cash to carry out its business plans over the longer term. Regulatory difficulties that the Company has encountered in California will continue to impact the Company’s ability to protect, develop and monetize its California water assets. The time period in which a return could be realized on the investment represented by these assets is unknown. These uncertainties will make it difficult for the Company to obtain new financing, if necessary, to pursue its business plans.

Breach of Covenant on Bank Loan

During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below the amount required by a covenant in its guaranty of a Bank Loan to a wholly-owned subsidiary of the Company. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has classified the entire Bank Loan balance of $874,000 and $1,269,000 as a current liability at September 30 and March 31, 2002, respectively.

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

Twelve-month
periods ending
September 30:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$36,000	$40,000	$8,861,000	$47,000	$36,000	—	$9,020,000	$9,020,000

Weighted average interest rate	8.7%	8.7%	9.0%	9.0%	9.0%	—	8.9%

Variable rate debt	$874,000	—	—	—	—	—	$874,000	$874,000

Weighted average interest rate	3.375%	—	—	—	—	—	3.375%

The Company’s variable rate on its variable rate debt is capped at 7.5%.

The variable rate debt totaling $874,000 represents the Bank Loan in connection with the Company’s water lease and sale transaction with the City of Inglewood. In connection with that Bank Loan, the Company agreed to maintain not less that $15 million of net worth (as defined). During the quarter ended September 30, 2001, the Company’s net worth (as defined) fell below that amount. Although the breach of the net worth covenant technically constitutes a breach under the Bank Loan, the bank has not declared a default under the Bank Loan. The Bank Loan is being paid on a current basis, and there are currently ample reserves and collateral to avoid any default in the payment of the regularly scheduled debt payments. In light of the uncured breach in the net worth covenant, the Company has reclassified the entire Bank Loan balance of $874,000 as a current liability at September 30, 2002.

Item 4. Controls and Procedures.

The Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on September 10, 2002.

The matters voted upon at the annual meeting were as follows: (i) the election of two members of the Company’s Board of Directors for the ensuing period; (ii) the Company’s assignment and contribution of its Cherry Creek Project (Colorado) assets to a new, wholly-owned subsidiary of the Company, and (iii) the ratification of the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending March 31, 2003.

The voting on each proposal is set forth in the table below.

1.	Election of directors:

		WITHHOLD
	FOR	AUTHORITY

David A. Abel

Common shares	7,208,779	115,867

Preferred shares	463,759	553,893

Lee K. Harrington

Common shares	7,209,775	114,871

Preferred shares	463,759	553,893

No other person received any votes.

2.	Approve the Company’s assignment and contribution of its Cherry Creek Project (Colorado) assets to a new, wholly-owned subsidiary of the Company:

	FOR(b)	AGAINST	ABSTENTIONS(a)

Common shares	2,288,316	124,159	64,111

Preferred shares	463,759	553,893	—

3.	Ratify the appointment of KPMG LLP as the independent accountants of the Company for the fiscal year ending March 31, 2003:

	FOR	AGAINST	ABSTENTIONS(a)

Common shares	7,220,694	78,504	25,448

Preferred shares	463,759	553,893	—

(a)	Does not include “broker non-votes”, which are abstentions by nominee holders on behalf of beneficial owners who have given no instructions to the nominee holder. When such nominee has no authority to vote absent such instructions, the nominee is required to abstain from voting, even though present or represented at the meeting. Such “broker non-votes” are not considered present and entitled to vote with respect to the referenced proposals and therefore have no effect on the outcome of the vote.

(b)	The nature of Proposal No. 2 required an affirmative vote of more than 50% of the outstanding shares eligible to vote. Less than 50% of the eligible shares were voted. Accordingly, Proposal No. 2 was not approved by the Security Holders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:	Exhibit 99.1	Certification of Chief Executive Officer

		Exhibit 99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K:	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: November 14, 2002	By:	/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael Patrick George, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Water Company (the registrant) for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL PATRICK GEORGE Michael Patrick George Chairman, President and Chief Executive Officer

I, William T. Gochnauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Water Company (the “registrant”) for the quarter ended September 30, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ WILLIAM T. GOCHNAUER William T. Gochnauer Senior Vice President and Chief Financial Officer