Form 10-Q
period 2002-12-31
WESTERN WATER CO
filed 2003-02-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 0-18756

WESTERN WATER COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0085833 (I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, CA 98401
(Address of principal executive offices) (Zip code)

(510) 234-7400
(Registrant’s telephone number, including area code)

Name of each exchange
	Title of each class	on which registered

Securities registered pursuant to Section 12(b) of the Act:	None	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 par value Right to Purchase Series E Junior Participating Preferred Stock, $0.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

As of January 31, 2003, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

Item		Page

	PART I — FINANCIAL INFORMATION
	Financial statements — unaudited:
1	Consolidated balance sheets — December 31 and March 31, 2002	3
	Consolidated statements of operations — Three months ended December 31, 2002 and 2001	4
	Consolidated statements of operations — Nine months ended December 31, 2002 and 2001	5
	Consolidated statements of cash flows — Nine months ended December 31, 2002 and 2001	6
	Notes to consolidated financial statements	7
2	Management’s discussion and analysis of financial condition and results of operations	11
3	Quantitative and qualitative market risk disclosures	17
4	Controls and procedures	17
	PART II — OTHER INFORMATION
4	Submission of Matters to a Vote of Security Holders	18
6	Exhibits and Reports on Form 8-K	18
	Signatures	18

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31 and March 31, 2002
(Unaudited)

	2002

	December 31,	March 31,

Assets
Current assets:
Cash and cash equivalents	$919,257	$3,320,917
Accounts receivable	53,191	12,625
Current portion of notes receivable	1,873,805	50,240
Assets held for sale	1,196,937	2,863,158
Other current assets	78,517	103,557

Total Current Assets	4,121,707	6,350,497
Notes receivable, less current portion	161,578	166,488
Land and land improvements	4,143,810	4,163,880
Water rights	11,605,017	11,602,744
Prepaid leasing costs, net of accumulated amortization	710,582	1,204,826
Other water assets	356,755	359,835
Deferred debt costs, net of accumulated amortization	143,666	192,559
Property and equipment, net of accumulated depreciation	94,076	51,705
Other assets	63,717	132,357

	$21,400,908	$24,224,891

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$274,262	$104,709
Accrued expenses and other liabilities	363,621	218,883
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	25,858	1,302,460

Total Current Liabilities	1,487,861	2,450,172
Long-term debt, less current maturities	128,897	194,201
9% Convertible subordinated debentures	8,817,778	8,817,778

Total Liabilities	10,434,536	11,462,151

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at December 31 and March 31, 2002	7,525,047	7,503,650
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,185.5 and 2,121.8 shares issued and outstanding (aggregate liquidation preference of $2,185,500 and $2,121,800) at December 31 and March 31, 2002, respectively	554,332	468,845
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at December 31 and March 31, 2002	8,410	8,410
Additional paid-in capital	24,487,115	24,787,116
Deferred compensation	—	(145,740)
Accumulated deficit (accumulated since October 1, 1994)	(20,233,662)	(18,484,671)
Treasury stock, at cost, 341,200 shares at December 31, and March 31,2002	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	2,886,993	4,790,245

	$21,400,908	$24,224,891

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Revenue	$326,084	$338,033
Cost of revenue	235,033	232,067

Gross Profit	91,051	105,966
General and administrative expenses	824,015	602,294

Operating Income (Loss)	(732,964)	(496,328)

Other Income (Expenses):
Interest income	7,079	74,990
Interest expense	(197,949)	(217,353)
Gain on sale of assets	963,919	—
Other, net	85,653	24,768

	858,702	(117,595)

Income (Loss) before Income Taxes	125,738	(613,923)
Income Taxes (Note 4)	—	—

Net Income (Loss)	125,738	(613,923)
Accretion of preferred stock to redemption value	(33,439)	(17,787)

Net Income (Loss) Applicable to Common Stockholders	$92,299	$(631,710)

Basic and diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.08)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Nine months ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Revenue	$1,219,027	$1,118,502
Cost of revenue	807,317	749,244

Gross Profit	411,710	369,258
General and administrative expenses	2,173,389	2,129,045

Operating Income (Loss)	(1,761,679)	(1,759,787)

Other Income (Expenses):
Interest income	86,587	150,084
Interest expense	(651,381)	(656,695)
Gain on sale of assets	974,502	16,065
Other, net	(7,812)	9,961

	401,896	(480,585)

Income (Loss) before Income Taxes	(1,359,783)	(2,240,372)
Income Taxes (Note 4)	(3,200)	(3,200)

Net Income (Loss)	(1,362,623)	(2,243,572)
Accretion of preferred stock to redemption value	(95,298)	(79,628)
Preferred stock dividends	(291,070)	(569,776)

Net Income (Loss) Applicable to Common Stockholders	$(1,748,991)	$(2,892,976)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.22)	$(0.36)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Statements of Cash Flows

Nine months ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(1,362,623)	$(2,243,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, and amortization	789,261	767,180
Compensation (income) expense on vested compensatory stock options	(154,261)	2,350
Gain on sale of assets	(974,502)	(16,065)
Loss on write-off of property and equipment	14,580	—
Gain on extinguishment of debt	—	(5,925)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(40,566)	—
Other current assets	25,040	119,018
Other assets and other water assets	71,720	30,736
Increase (decrease) in:
Accounts payable	169,553	2,258
Accrued expenses and other liabilities	144,738	(489,940)

Net cash used in operating activities	(1,317,060)	1,834,320

Cash Flows from Investing Activities:
Additions to notes receivable	(1,867,050)	—
Principal payments received on notes receivable	48,395	106,477
Proceeds from sale of assets, net of selling costs	2,806,871	92,051
Prepayment of leasing costs	(215,190)	(173,879)
Dispositions of (additions to) land and land improvements	(146,078)	(68,297)
Additions to property and equipment	(87,883)	—
Additions to water rights	(2,273)	(2,633)

Net cash provided by (used in) investing activities	536,792	(46,281)

Cash Flows from Financing Activities:
Preferred stock dividends	(279,486)	(558,856)
Purchase of convertible subordinated debentures	—	(7,409)
Principal payments on long-term debt	(1,341,906)	(581,205)

Net cash used in financing activities	(1,621,392)	(1,147,470)

Net decrease in cash and cash equivalents	(2,401,660)	(3,027,711)
Cash and cash equivalents, beginning of period	3,320,917	7,138,615

Cash and cash equivalents, end of period	$919,257	$4,110,904

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries (the “Company”) as of December 31, 2002 and March 31, 2002, the consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001 and the statements of cash flows for the nine months ended December 31, 2002 and 2001. The results of the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis, and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002.

New Accounting Policies Effective April 1, 2002   Effective April 1, 2002, the Company adopted the full provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluated the impact of adopting SFAS 142 and concluded that its water rights represent intangible assets that meet the scope of SFAS 142 . Pursuant to SFAS 142, the majority of the Company’s water rights will be amortized in conjunction with the actual periodic use of water derived from such water rights. Because this is consistent with the Company’s policy prior to the adoption of SFAS 142, the new pronouncement did not have any impact upon adoption. In addition, the adoption of SFAS 141 did not have any impact on the Company’s results of operations or financial position.

Effective April 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 applies to all long-lived assets (including discontinued operations), and consequently amends APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost of sale. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of an entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations or financial position.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net income per share were 8,069,012 and 8,072,583 shares, respectively, for the three months ended December 31, 2002. The weighted average shares used for basic and diluted net income per share were 8,069,012 shares for the three months ended December 31, 2001 and the nine months ended December 31, 2002 and 2001.

Stock options to purchase 1,583,166 and 1,546,166 shares of common stock at exercise prices ranging from $0.39 — $18.69 for the three months ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Stock options to purchase 1,643,166 and 1,546,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 and $0.39 — $18.69 for the nine months ended December 31, 2002 and 2001, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 390,260 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three and nine months ended December 31, 2002 as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 367,857 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2001 as their effect would have been anti-dilutive.

Segment reporting

Nine months ended December 31:	2002	2001

Segment revenue:
California	$1,209,058	1,209,000
Colorado	9,969	—
Operating income (loss):
California	402,101	402,000
Colorado	9,609	—
Non-segment	(2,173,389)	(2,129,045)
Interest income:
California	—	—
Colorado	—	—
Non-segment	86,587	150,084
Interest expense:
California	56,181	61,495
Colorado	—	—
Non-segment	595,200	595,200
Depreciation, depletion and amortization expense:
California	709,434	696,202
Colorado	360	—
Non-segment	79,467	70,978

As of December 31, 2002 and March 31, 2002:	December 31	March 31

Water rights:
California	$848,790	848,790
Colorado	10,756,227	10,753,954

	$11,605,017	11,602,744

Assets:
California	6,092,144	8,282,294
Colorado	12,037,865	12,057,131
Non-segment	3,270,899	3,885,466

	$21,400,908	24,224,891

For the three and nine months ended December 31, 2002 and 2001, the Company recognized revenue of $321,000, and $974,000, and $332,000 and $974,000, respectively, from sales of water to the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

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

New Accounting Pronouncements Not Yet Adopted    In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statements No. 4 and 64 that deal with issues relating to the extinguishment of debt. The standard also rescinds FASB Statement No. 44 that deals with intangible assets of motor carriers. The standard modifies SFAS No. 13, “Accounting for Leases,” so that certain capital lease modifications must be accounted for by lessees as sale-leaseback transactions. Additionally, SFAS 145 identifies amendments that should have been made to previously existing pronouncements and formally amends the appropriate pronouncements. SFAS 145 is effective for fiscal years beginning after May 15, 2002, but early adoption is permitted. The adoption of SFAS 145 will not have a significant effect on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for the Company’s fiscal year beginning April 1, 2003. The adoption of SFAS 146 will not have a significant impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a table. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for the Company’s first quarter of fiscal 2004. The adoption of SFAS 148 will not have a significant impact on the Company’s results of operations or financial position.

Note 2. Liquidity:

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that scheduled revenues from operations will be sufficient to fund its estimated expenses during the twelve months ended December 31, 2003. The Company currently plans to fund its obligations and expenses during the twelve months ending December 31, 2003 from its scheduled revenues, from its existing capital resources, from planned sales of non-strategic assets, from the planned sale of Water Delivery Contract Units at its Cherry Creek Project in Colorado, and from any new unscheduled water revenues that it may generate. In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California, the sale of which is scheduled to generate approximately $2,632,000 of net cash proceeds during the current fiscal year. As of January 15, 2003, $1,707,000 had been received by the Company, and the remaining scheduled payment of $925,000 is due to be received on or before March 15, 2003. The currently planned sales of other non-strategic assets and the Water Delivery Contract Units are expected to provide additional cash sufficient to fund anticipated operating expenses through December 31, 2003. In the event that the Company is unable to complete the sale of non-strategic assets and/or the Water Delivery Contract Units, or enter into new water revenue agreements, or if the proceeds from such sales or water agreements are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such circumstances, should they occur, would require the Company to curtail certain of its operating expenses. In light of its need to preserve cash, the Company deferred taking action with respect to the Series C preferred stock dividend scheduled on January 15, 2003.

Note 3. Bank loan:

In 1998, the Company entered into a bank loan arrangement that was scheduled to mature on August 1, 2003. The purpose of the loan was to finance the Company’s participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. In December 2002, the Company voluntarily repaid the loan in full and obtained a release of all liens the bank held on the Company’s assets.

Note 4. Income taxes:

Management does not expect there will be taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 2002.

Note 5. Supplemental Cash Flow Information:

Nine months ended December 31:	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$448,810	498,166
Cash paid during the period for income taxes	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	95,298	79,628
Recognition of deferred compensation on variable plan stock options:
Compensation expense	154,261	—
Deferred compensation	145,740	(6,000)
Additional paid-in capital	(300,000)	6,000
Issuance of paid-in-kind Series F Preferred Stock dividend	11,584	10,920

Note 6. Sale of asset:

In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California to two municipalities. The sales resulted in a gain of $964,000. Cash proceeds from the sales were to be received in four installments totaling $2,632,000. The first two installments totaling $770,000 were received upon the closing of the sales by the Company during the quarter ended December 31, 2002, and the remaining installments are scheduled to be received prior to the end of the current fiscal year. On January 15, 2003 the Company received the third installment of $942,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof and based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2002, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

Critical Accounting Policy

In response to the SEC’s release No. 33-8040, “Cautionary Advise Regarding Disclosure about Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of any of its water rights is recorded in the period in which such event or circumstance becomes known to the Company. During each of the periods in the three and nine months ended December 31, 2002 and 2001, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights.

The critical estimates made by the Company in assessing the existence of an impairment is associated with the fair value of its water rights. When considered necessary, management obtains third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company within the preceding twelve months, upon actual sales to an unaffiliated third party of water derived from the Project, and upon current negotiations for the sale of Water Delivery Contract Units.

General

Historically, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. In connection with its goal to acquire, develop and resell water assets, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, due to significant regulatory obstacles, the Company was unable to complete the development and transfer of water to these municipal water agencies, and the Company did not generate the revenues it had anticipated. The regulatory obstacles also prevented the Company from completing other water transfer transactions. Accordingly, during the past few years, the Company has taken steps to mitigate the loss of revenues, including reducing its overhead expenditures and deferring development activities, and has explored various alternatives for maximizing shareholder value. The alternatives that the Company has explored, and is continuing to consider, include the sale of the Company, the sale of some or all of its assets, arranging new, secured financing, restructuring its balance sheet, and the joint development of strategic assets.

As part of its strategy, the Company in October 2002 sold the remainder of its Mojave water rights in San Bernardino County, California, for $2,637,000, and has commenced implementing a plan to market and sell interests in certain of its Colorado water assets to Colorado water agencies. These interests, which the Company calls Water Delivery Contract Units (“WDCUs”), represent contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project. Upon the sale of a WDCU, the Company will receive a one-time payment from the buyer of the WDCU, and the buyer will receive the annual right to receive a specified amount of water at specified locations from the Project. As of the date of this quarterly report, the Company has identified several potential buyers for the initial WDCUs, and the Company currently anticipates that it will enter into the first of such WDCU sales agreements during the current fiscal quarter. Based on its current discussions with potential purchasers of WDCUs, the Company believes that such initial sales will be for approximately 10% of the total amount of the Project’s decreed ground water. The aggregate price for these initial WDCUs is expected to be approximately $2.7 million. The Company has not, however, signed any definitive WDCU sales agreements, and no assurance can be given that the currently contemplated sales will be concluded, or if concluded that they will be on the terms currently proposed.

The Company is also pursuing other alternatives for monetizing its assets, including the sale or joint venture development of certain strategic assets or the sale of all or part of the Company to a strategic buyer. While the Company has not reached any understandings or entered into any definitive agreements regarding such transactions, the Company has recently engaged in discussions regarding both the sales of certain of its California assets and the joint development of certain of its other assets. No assurance can be given, however, that any of the pending discussions will result in a transaction, or that any such transaction will be favorable to the Company and its stockholders

Results of Operations

The following is a description of the Company’s results of operations for the three and nine months ended December 31, 2002 and 2001.

CONSOLIDATED

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue	$326,000	$338,000	$1,219,000	$1,119,000
Income (loss) before income taxes	126,000	(614,000)	(1,360,000)	(2,240,000)
Income taxes	—	—	3,000	3,000

Net loss	126,000	(614,000)	(1,363,000)	(2,243,000)
Accretion of preferred stock to redemption value	(34,000)	(18,000)	(95,000)	(80,000)
Preferred stock dividends	—	—	(291,000)	(570,000)

Net income (loss) applicable to common stockholders	$92,000	$(632,000)	$(1,749,000)	$(2,895,000)

Basic and diluted net income (loss) per share applicable to common stockholders	$0.01	$(0.08)	$(0.22)	$(0.36)

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2003. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three and nine months ended December 31, 2002 and 2001.

CALIFORNIA OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue	$324,000	$338,000	$1,209,000	$1,119,000
Cost of revenue	235,000	232,000	807,000	749,000

Gross Profit	89,000	106,000	402,000	369,000
Gain on sale of assets	964,000	—	964,000	—

Revenues for each of the three- and nine-month periods consisted solely of revenues generated by the Company from its water related activities. Water revenue for the three- and nine-month periods included revenues from both the sale of water and from water lease agreements with various municipal and agricultural water districts in California. Cost of revenue for the three- and nine-month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues during each of the three- and nine-month periods were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California. For the three months ended December 31, 2002 and 2001, the Company recognized revenue of $321,000, and $325,000, respectively, from the City of Inglewood, or approximately 99% and 96%, respectively, of the revenues derived during those periods from the Company’s California operations. Although revenues from the City of Inglewood were relatively unchanged, the revenues from other sources for the quarters ended December 31, 2002 and 2001 included minor water sale transactions which were slightly lower in the 2002 period. As a result, revenues from the Company’s California operations decreased by approximately 4% for the three-month period ended December 31, 2002 compared to the three-month period ended December 31, 2001. For the nine months ended December 31, 2002 and 2001, the Company recognized revenue of $963,000, and $974,000, respectively, from the City of Inglewood, or approximately 79% and 87%, respectively, of the revenues derived during those periods from the Company’s California operations. While revenues from the City of Inglewood were relatively unchanged, they were augmented by the one-time sale of water to a governmental agency on behalf of three of the Company’s Sacramento Valley, California clients in the amount of $139,000 during the 2002 period, partially offset by short-term water rights leases, which decreased in the current period, compared with the same period in the prior year. As a result, revenues from the Company’s California operations increased by approximately 8% for the nine-month period ended December 31, 2002 compared to the comparable period in 2001. Revenues from the agreement with the City of Inglewood are expected to remain substantially unchanged until the expiration of that agreement in September, 2003. However, the Company’s ability to generate other revenues in California will be dependent upon its ability to successfully complete water sales and transfers and, therefore, is not currently predictable.

The cost of revenues for water delivered under the agreement with the City of Inglewood remained substantially unchanged in the three- and nine-month periods ended December 31, 2002, compared with the same periods in 2001. However, the cost of revenues for the 2002 period increased due to costs associated with the aforementioned sale of water in the 2002 periods.

In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California to two municipalities. The sales resulted in a gain of $964,000. Cash proceeds from the sales were to be received in four installments totaling $2,632,000. The first two installments totaling $770,000 were received upon the closing of the sales by the Company during the quarter ended December 31, 2002, and the remaining installments are scheduled to be received prior to the end of the current fiscal year. On January 15, 2003 the Company received the third installment of $942,000.

COLORADO OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenue	$2,000	—	$10,000	—
Cost of revenue	—	—	—	—

Gross Profit	2,000	—	10,000	—

Gain on sale of assets	—	—	10,000	—

All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. Since the date that the Company first acquired water assets in the Cherry Creek basin in Colorado in 1992, the Company has been primarily engaged in acquiring and developing the assets that currently constitute the Company’s Cherry Creek Project. Other than the sale of non-strategic real estate owned by the Company in the Cherry Creek basin, the Company to date has not generated material revenues from its Colorado operations. However, the Company has recently commenced implementing a plan to market and sell Water Delivery Contract Units (“WDCUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WDCUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that WDCUs will, in fact, be sold on terms satisfactory to the Company.

During the three- and nine-month periods ended December 31, 2002, the Company began delivery of a small amount of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue to be derived from such sale is material. However, the Company believes that this initial sale of water, entailing perfection of the underlying water right, completion of physical infrastructure and acquisition of various permits required for the delivery, represents an important milestone in the development of the Cherry Creek Project.

In June 2002, the Company negotiated a settlement of a condemnation proceeding by a local water agency relating to 36 acres of land in its Cherry Creek Project (Colorado). Under the settlement agreement, the local agency was required to pay the Company a deposit of $294,000 against its obligation to pay fair value for the land to which it was granted immediate possession in May 2002 under the terms of a stipulated settlement. That $294,000 payment was received by the Company in July 2002, and a gain on sale of $11,000 was recognized. The final amount of consideration to be paid to the Company is pending the conclusion of the valuation phase of the condemnation, which is expected during fiscal year 2004. Under the terms of the stipulated settlement, the Company was granted a series of integrated easements relating to the condemned land to enable the Company to exercise its water rights associated with such land.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

General and administrative expenses	$824,000	602,000	2,173,000	2,129,000

     General and administrative expenses for the three months ended December 31, 2002 increased by $222,000 (37%) from the comparable period in 2001, primarily due to: (i) the reduction of compensation expense by $163,000 associated with stock options whose associated expense is variable depending on the difference between fair value of the Company’s common stock and the exercise price of the associated stock options during the three months ended December 31, 2001, (ii) an increase in direct compensation expense in 2002 as compared to 2001 period of $85,000, which were both partially offset by a reduction in outside professional fees of $40,000. General and administrative expenses for the nine months ended December 31, 2002 increased by $44,000 (2%) from the comparable period in 2001.

OTHER INFORMATION

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Interest income	$7,000	75,000	87,000	150,000
Interest expense	(198,000)	(217,000)	(651,000)	(657,000)
Gain on sale of assets	—	—	—	16,000
Other income (expense)	86,000	25,000	(8,000)	10,000

Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for the nine-month period ended December 31, 2002 from the comparable period ended December 31, 2001, due primarily to lower cash balances invested and lower effective interest rates during the 2002 period.

Interest expense for the three- and nine-month periods ended December 31, 2002 and 2001 were comparable since the underlying outstanding debt for all periods was consistent and primarily fixed rate.

Liquidity and Capital Resources

As of December 31, 2002, the Company had working capital and a current ratio of $2,634,000 and 2.77 to l, as compared to working capital and a current ratio of $3,900,000 and 2.59 to 1, respectively, at March 31, 2002.

For the nine months ended December 31, 2002, the Company had a net loss of $1,363,000 and a net decrease in cash of $2,402,000.

The Company believes that scheduled revenues from operations will be sufficient to fund its estimated expenses during the twelve months ended December 31, 2003. The Company currently plans to fund its obligations and expenses during the twelve months ending December 31, 2003 from: (i) its scheduled revenues, (ii) its existing capital resources, (iii) planned sales of non-strategic assets, (iv) planned sale of Water Delivery Contract Units at its Cherry Creek Project in Colorado, and (v) any new unscheduled water revenues that it may generate. In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California, the sale of which is scheduled to generate approximately $2,632,000 of net cash proceeds during the current fiscal year. The proceeds of the Mojave water rights sale were to be received by the Company in four installments. The first two installments, totaling $770,000, were received by the Company upon the closing of the sales during the quarter ended December 31, 2002. The third installment, $942,000, was received as scheduled on January 15, 2003, and the final installment, $925,000, is scheduled to be received on or before March 15, 2003. The currently planned sales of other non-strategic assets and the WDCUs are expected to provide additional cash sufficient to fund anticipated operating expenses through December 31, 2003. In the event that the Company is unable to complete the sale of non-strategic assets and/or the Water Delivery Contract Units, or enter into new water revenue agreements, or if the proceeds from such sales or water agreements are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such circumstances, should they occur, would require the Company to curtail certain of its operating expenses. In light of its need to preserve cash, the Company deferred taking action with respect to the Series C preferred stock dividend scheduled on January 15, 2003. During the quarter ended December 31, 2002, the Company undertook a series of infrastructure development projects related to its Cherry Creek Project in Colorado. The infrastructure, including wells, production facilities and delivery structures are required to fulfill conditions for pending sales of WDCUs. The amount of such costs capitalized in the quarter ended December 31, 2002 was $146,000. Most of the rest of such costs will be incurred in the quarter ending March 31, 2003, estimated to be approximately $350,000.

Bank Loan In 1998, the Company entered into a bank loan arrangement that was scheduled to mature on August 1, 2003. The purpose of the loan was to finance the Company’s participation, through a subsidiary, in a long-term water supply arrangement with the City of Inglewood. In December 2002, the Company voluntarily repaid the loan in full and obtained a release of all liens the bank held on the Company’s assets.

The Company is committed to certain material expenditures over the next several years, including the following:

Commitments expiring in twelve-month periods ending December 31:	2003	2004	2005	2006	2007	Thereafter

Scheduled principal payments on existing outstanding indebtedness	$26,000	28,000	31,000	33,000	37,000	—
Semi-annual interest payments on debentures	794,000	794,000	596,000	—	—	—
Principal redemption of debentures	—	—	8,818,000	—	—	—
Payment on water purchase contract	300,000	—	—	—	—	—
Dividends on Series C redeemable preferred stock	559,000	559,000	559,000	559,000	280,000	280,000
Dividends on Series F redeemable preferred stock (1)	—	—	—	—	—	—
Redemption of Series C redeemable preferred stock (in FY 2007 and FY 2008)	—	—	—	—	3,854,000	3,854,000
Redemption of Series F redeemable preferred stock (in FY 2011and FY2012)	—	—	—	—	—	2,186,000

(1)	Dividends may be paid in additional shares of Series F redeemable preferred stock, or in cash, at the Company’s option. Redemption value assumes dividends are paid in additional Series F redeemable preferred stock, with the entire issue, including interim issuance of dividend shares, redeemed at maturity in 2011 and 2012.

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

History of Losses in Principal Business The Company’s activities have primarily consisted of managing and developing its various water rights and related assets, and attempting to market and sell its water assets and those of its clients. Up through the most recently completed fiscal year, the Company has generated declining revenues of $1,464,000, $2,127,000, and $2,796,000 during the fiscal years ended March 31, 2002, 2001 and 2000, respectively, while incurring net losses of $3,280,000 $1,315,000 and $3,185,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. Although the

Company completed one sale to a governmental entity on behalf of its clients in the Sacramento Valley during Fiscal 2003, the Company will continue to incur operating losses from its California operations. In light of the Company’s current financial condition, losses from operations may not be sustainable for the period of time required to develop a viable water market.

Uncertainty of Future Water Revenue; Competition with Governmental Agencies The Company has historically attempted to generate revenue from the periodic sale of water derived from its own water rights or from the water rights of unaffiliated entities, on a contract basis. However, the Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers. Unless the regulatory impediments to water transfers in California are substantially modified, the Company believes that its ability to generate significant revenue from its California assets and operations will be severely limited. For instance, the Company has participated in proposed water transfers under rules of the California State Water Resources Control Board (“SWRCB”). Such petitions have generally been opposed by one or several regulatory and water management agencies of government. Because of the cost and uncertainty of the petition process, the Company’s ability to generate revenues from such activities is uncertain. In addition, the same agencies that have opposed company-sponsored water transfers have developed and implemented water transfer techniques that are not available to the Company and its clients and that do not require approval by the SWRCB. As a result, these agencies have a significant competitive advantage in water transfers to their respective service contractors through the avoidance of the substantial cost and time burdens that the Company and its clients face.

While the Company has commenced periodic sales of water from the Cherry Creek Project in Colorado, the revenue derived from such sales to date has not been material. The Company has also negotiated terms for the sale of Water Delivery Contract Units representing the undivided right to receive, on a permanent basis, an aggregate of approximately 10% of the water to be produced from the Project’s decreed groundwater rights. Under the terms for such sales, there are substantial conditions to closing which have not yet been satisfied. Therefore, there can be no assurance that such sales will be completed or, if completed, that they will be on terms currently contemplated by the Company. Further, there can be no assurance that the Company will be able to complete future WDCU sales on terms favorable to the Company.

In order to reduce its cost of operation in light of its inability to generate reliable revenue from water transfers, the Company has redirected management effort from pursuing new water transfers and toward other strategies for monetizing value from its California assets and from the water rights of unaffiliated California entities, on a contract basis. It is unclear whether these efforts will begin to generate meaningful revenue. As a result, no assurance can be given that the Company will ever be able to generate significant revenues from periodic water sales. Furthermore, the inability to generate positive revenue from the periodic sale of water arising under the Company’s California water rights, or the water rights of unaffiliated entities, tends to undermine the value of such rights.

Uncertainty with Respect to California Water Rights A substantial portion of the Company’s water rights in California derive from historic agricultural and mining activities. The Company has attempted to increase the value of such rights by re-directing a portion of the water arising under such rights to uses and users that generate higher economic value. However, recent actions and reactions by water agencies and California legislators in the context of the Colorado River California Quantification Settlement Agreement cast doubt on the reliability of historic water rights throughout the State, including prior perfected agricultural water rights similar to rights owned by the Company and others with whom the Company’s water rights interests are aligned. In light of these developments, it is not possible to determine the value of the Company’s water rights and there can be no assurance that the Company’s California water assets will ever generate meaningful revenue for the Company.

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

Commitments for Purchase and Sale of Water In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water or in February, 2003. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. The Company is obligated to pay the balance of the purchase price for the remaining 12,000 acre-feet of water. Such a payment will require the Company to use a portion of its cash reserves adversely affecting the Company’s liquidity and capital reserves. The Company is attempting to arrange for delivery of the remaining 12,000 acre-feet of water to its unaffiliated customer.

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

Item 3. Quantitative and Qualitative Market Risk Disclosures

Prior to December 31, 2002, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of December 31, 2002, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The following table presents principal cash flows and related interest rates of the Company’s long-term fixed rate debt for the fiscal periods indicated:

Twelve-month periods ending September 30:	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Fixed rate debt	$26,000	$28,000	$8,849,000	$33,000	$37,000	—	$8,973,000	$8,973,000
Weighted average interest rate	9.0%	9.0%	9.0%	9.0%	9.0%	—	9.0%

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
99.1 Certification of Chief Executive Officer
99.2 Certification of Chief Financial Officer

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: February 14, 2003	By:	/s/ WILLIAM T. GOCHNAUER William T. Gochnauer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael Patrick George, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Water Company (the registrant) for the quarter ended December 31, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ MICHAEL PATRICK GEORGE Michael Patrick George Chairman, President and Chief Executive Officer

I, William T. Gochnauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Western Water Company (the “registrant”) for the quarter ended December 31, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ WILLIAM T. GOCHNAUER William T. Gochnauer Senior Vice President and Chief Financial Officer