Form 10-K
period 2003-03-31
WESTERN WATER CO
filed 2003-06-30
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003.

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
Preferred Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 was approximately $1,821,967 (based on last reported sale price of $.25 per share of common stock on that date). All directors are considered affiliates.

      There were 8,069,012 shares of registrant’s common stock outstanding as of June 27, 2003.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

Forward-Looking Statements

      In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 2003 and 2004 and any Current Reports on Form 8-K filed by the Company.

PART I

Item 1.	Business

Introduction

      The principal business of Western Water Company (the “Company”) has been to identify, manage, acquire, develop, sell and lease water and water rights in the western United States. Prior to 2000, the Company had been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and the sale or lease of water. The Company, directly and indirectly, owns certain water rights, as well as a limited amount of real estate, in California and Colorado.

      The Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believes that there is a growing demand for water resources in both of these areas in which demand is expected to exceed the water resources currently available. However, the Company has encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to potential customers in California. During 2001, these regulatory obstacles were compounded by the electric energy crisis in California, which rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances. During 2002, these regulatory obstacles were compounded by the Company’s weakened financial condition. In addition, the process for developing the regulatory framework and physical infrastructure necessary to complete commercial deliveries in Colorado has taken longer than originally anticipated. As a result, the Company’s water sales were lower during the fiscal year ended March 31, 2001 than in the prior fiscal year. The Company did not complete any new water sales during the fiscal year ended March 31, 2002, and the Company completed only one water sale during the fiscal year ended March 31, 2003.

      Based on its inability to generate revenues from water sales, the Company suspended its asset acquisition program, reduced its marketing activities, curtailed other overhead expenditures, and deferred development activities other than activities related to its Cherry Creek assets in Colorado.

      The Company is continuing its efforts to develop its own existing water assets in both Colorado and California. The Company’s principal Northern California water assets consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property (the “Yuba Goldfields”) located along the Yuba River, and the water rights associated with approximately 1,372 acres of California rice farms and ranches located in Yuba County (the “Farm Properties”). The Company does not own the fee title to the Yuba Goldfields, but the Company does own fee title to the Farm Properties. During the fiscal year ended March 31, 2003, the Company continued to concentrate its efforts in Yuba County on protecting and developing both its water and real estate assets. During the fiscal year ended March 31, 2003, the Company completed the annexation of certain of the Farm

Properties into the Wheatland Water District. The Company has also participated in negotiations for the extension of a canal to provide surface water deliveries for the purpose of developing a conjunctive use (river water/ groundwater) project in cooperation with the Yuba County Water Agency and the Wheatland Water District. During the fiscal year ended March 31, 2003, the canal extension project was awarded a construction grant by the California Department of Water Resources. Commencement of construction of the canal was delayed, however, based on issues that arose in the environmental review process. Although the Company is continuing to pursue the canal project in cooperation with the sponsoring agencies, the Company is not in control of the project, nor is the Company able to predict when the canal will be completed so as to serve its Farm Properties in the Wheatland Water District.

      Another one of the Farm Properties in Yuba County is being developed as an environmental mitigation site for regional construction projects. In connection with developing the mitigation site, the Company solicited and received a letter of interest from the California Department of Transportation to use the site to offset projected impacts from local road improvement projects. However, in light of California budgetary impacts and priorities, a number of construction and transportation projects have been deferred, and it is not possible to predict when regional construction activity will create demand for the environmental mitigation credits that the Company may be able to produce on the Yuba County site.

      At March 31, 2003, the Company’s remaining Southern California water assets included shares in the Bear Valley Mutual Water Company (“BVMWC”). On June 18, 2003, the Company sold its interest in the BVMWC shares to a local city water department as a part of its previously announced program of selling non-strategic assets. Upon disposition of the BVMWC shares, the Company received cash proceeds of approximately $723,000 and realized a gain on the sale of approximately $79,000.

      The Company also owns approximately 247 acres of real estate in San Bernardino County. The Company has listed this real estate for sale and expects to dispose of the real estate as subdivision approvals and market conditions allow.

      The Company also owns 242 acre-feet per year of West Basin (Los Angeles County, California) groundwater pumping rights. These rights, together with certain West Basin groundwater pumping rights that the Company has leased from others, have been pledged to meet the Company’s obligations to sell water to the City of Inglewood, California. During the fiscal year ended March 31, 2003, the Company repaid the remaining principal of the bank loan arranged in 1998 to support the Inglewood transaction and thereby cancelled the bank’s security interest in the West Basin groundwater pumping rights. The five-year term of the Inglewood transaction will expire during fiscal year 2004. The Company has not yet determined how it will use or whether it will sell its residual West Basin groundwater pumping rights when the Inglewood transaction expires.

      The principal Colorado water interests owned by the Company consist of the water rights associated with an aggregate of 4,559 acres of land and certain other water rights in the Cherry Creek basin. This land is in the drainage area of Cherry Creek, south of Denver, in Douglas County, Colorado. It was purchased by the Company in 1992 and most of the land has since then been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company’s real estate holdings in Colorado currently consist of approximately 372 acres of primarily undeveloped land located in the Cherry Creek basin.

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

Overview of Water Markets

California

      There is a developing public policy to expand water markets in the western United States to help meet the need for increased water supply and reliability because of population growth and both periodic and chronic imbalances between areas of water abundance and areas of deficit. The objectives of this developing public policy include improved clarity of water rights, access to existing conveyance facilities at a fair price, and competitive, price-sensitive allocation of scarce water resources. These policies favoring voluntary water transfers as a means for meeting long-term imbalances between supply and demand were emphasized in the August, 2000 Record of Decision for CALFED, an ambitious water resource planning agenda for the federal and state agencies which oversee water resource and environmental planning in California.

      Southern California has been experiencing a water shortage that is projected to become worse. According to the current State Water Plan (Bulletin 160-98) of the California Department of Water Resources (“DWR”), last updated in November 1998, the amount of water used in Southern California is estimated at 10.5 million acre-feet in 1995, and is expected to grow to 11.4 million acre-feet in 2020. Even assuming the development of a number of new water resources and significant additional conservation efforts over the forecast period, the shortage of water estimated at 200,000 acre-feet in 1995 is estimated to grow to 1.3 million acre-feet by 2020, as the available supply is expected to decrease from 10.3 million acre-feet in 1995 to 10.1 million acre-feet in 2020. Although such deficits have historically been made up through overdraft of groundwater, this source is already under severe strain and limitations on availability are expected to constrict the overall supply in certain areas of California. The Company believes that uncertainty over the reliability of groundwater rights—particularly in over-drafted basins—enhances the attractiveness of voluntary water transfers as an alternative source of reliable supply.

      In an effort to update the estimate of water supply and demand, DWR is in the process of updating the State Water Plan. Bulletin 160-03 is due out later this year. However, the reliability of supply predictions has been compromised by the failure of multi-year negotiations related to California’s supply of Colorado River water. Unless the negotiations are revived, California will lose access to surplus Colorado River water over the next fourteen years. Reductions in the Colorado River supplies, although not directly affecting the Company or its water rights, are likely to tighten the overall balance between supply and demand, particularly in Southern California.

      Reacting, in part, to the risk of losing surplus Colorado River water, the Metropolitan Water District of Southern California (“MWD”), the region’s primary importer of supplemental water supplies, arranged to buy additional water from farming interests in Northern California. These arrangements, however, consisted of direct transactions between MWD and selected Northern California irrigation districts. Thus, the Company has been unable to arrange high-value, long-distance, farm-to-urban water transfers, such as it had formerly pursued. A secondary effect of MWD’s arrangements has been to absorb available conveyance capacity between Northern and Southern California, making it more difficult for third-party transfers to be accommodated. As a result, much of the water to which the Company has access has been “stranded” in areas of the State where water tends to be more plentiful and where value, reflected in market prices, tends to be lower.

      The Sacramento Valley Water Management Agreement (“SVWMA”) is a current attempt to negotiate a settlement of contested water rights as between water rights holders located upstream of the Sacramento/ San Joaquin/Bay/ Delta (the “Delta”) and entities that hold water rights in or downstream of the Delta. These long-standing disputes were deferred by the Bay/Delta Accords negotiated in 1994. However, the issues were brought to a head because of pending State Water Resources Control Board (“SWRCB”) proceedings to allocate responsibilities for environmental mitigation plans that require additional water. Based on the initial SVWMA Statement of Policy Principles, a document published on December 14, 2001, the Company was concerned with potential effects of prospective implementation of the SVWMA. Therefore, the Company participated actively in review of the Principles and the process for drafting specific implementation agreements thereunder. Many of the Company’s concerns with the SVWMA have been addressed in the course of further negotiations. The Company now believes that successful implementation of the SVWMA could enhance the value of senior water rights and clarify ownership issues necessary to permit efficient transfers between willing sellers and willing buyers. Because the implementation agreements are still in the process of negotiation, the actual impacts of the SVWMA cannot be accurately predicted. Uncertainty related to those negotiations have caused certain upstream senior water rights holders, including clients and partners of the Company, to defer new water transfer transactions until the details of the SVWMA are set or to undertake only those near-term water transfers which are sanctioned by SVWMA participants. Thus, even though the long-term implications of successful negotiation of the SVWMA are positive for water transfers in California, the pending negotiations have deferred or canceled transfers that might otherwise have been completed, including transactions in which the Company intended to participate.

Colorado

      Douglas County, Colorado, south of Denver, is experiencing very rapid population growth. The County also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available, because existing supplies are already controlled by others and development of new water supply projects has been blocked. Local agencies are pursuing new surface water imports as well as further developing the sustainable use of local groundwater to meet new demands on their systems. Demand for water to supply new growth is expected to exceed 50,000 acre-feet over the next 20 years. Currently, there are at least three regional water retail agencies that are undertaking long-term supply development projects including substantial infrastructure projects involving new pipelines, diversion structures and off-stream reservoirs aimed at meeting increasing water demands anticipated in the area. The Company is attempting to induce these and other agencies to evaluate use of the Company’s local water resources to meet a portion of such future demand.

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

      Groundwater (generally, water in underground aquifers) is not subject to statewide regulation. Overlying landowners have the right to place wells on their property and pump water from the underlying aquifer for use on their land. In some cases, such water rights may be severed from the land and traded separately. The Company has retained the groundwater rights associated with the Yuba Property and has unrelated groundwater rights associated with the Farm Properties. However, the extension and possible perfection of SWRCB jurisdiction could further complicate development of the Company’s groundwater rights, so development of such rights will take longer and cost more than the Company formerly anticipated. In addition, recovery and export of groundwater originating in Yuba County is subject to extensive area of origin protections that the Company must observe in realizing value from such rights. Accordingly, the Company does not currently anticipate that it will derive significant revenues from its water rights associated with the Yuba Property during the current fiscal year.

      When there are disputes about groundwater rights, generally as the result of overdrawing a water basin by multiple wells, such disputes are either negotiated to resolution among the surrounding pumpers or submitted to litigation. In Southern California, there are several basins in which such litigation has resulted in a legal apportionment of the annual safe yield of the basin among the historic pumpers. Such so-called adjudicated basins are regulated by a court-appointed “watermaster” who manages an accounting system to assure that extractions from the basins are limited in accordance with the court’s order. During the fiscal year ended March 31, 2001, important aspects of groundwater law were clarified by the California Supreme Court in its Mojave decision. As previously reported, the Company sold its remaining 1,966 acre-feet per year of such rights to two cities in San Bernardino County in October, 2002 for a gain of $964,000.

      The proposed transfer of water from a place of origin to a proposed area of use in another region of the State generally requires a series of regulatory approvals designed to assure that other water users and the environment are not harmed by the transfer. For example, the Company had sought clarification of the rules for such transfers in the context of a series of petitions before the SWRCB. Under these petitions, several of the Company’s clients sought permission to transfer to the Company water to which they have independent rights to appropriate from the Sacramento River. Such water has been made available for transfer through various conservation activities undertaken by the petitioners. Following approval of such petitions, the Company successfully managed to convey and resell such water to unaffiliated water retailers in the Bay Area and Southern California during the fiscal year ended March 31, 2001, although conveyance and regulatory costs prevented the Company from making a profit on such sales. However, during the fiscal year ended March 31, 2002, regulatory obstacles and the high cost of energy during the electricity crisis precluded the Company from successfully transferring similarly conserved water from the same clients. In order to preserve the water for later use, the Company negotiated water storage agreements with the United States Bureau of Reclamation (“USBR”). Thus, a portion of the water conserved during the 2001 agricultural season was reserved in storage and was sold during the fiscal year ending March 31, 2003, at a profit which was immaterial to the Company. In addition, the difficult and time-consuming process required to complete such transfers between willing sellers and willing buyers underscores the need for reform of the regulatory regime. Nonetheless, the Company believes that the successful completion of small-scale transfers will ultimately open the way for more significant and more profitable sales in the future.

      In order to transport water from area of origin (where the water may be temporarily surplus to local needs) to distant areas of use, federal, state and local governments have developed a complex interconnected infrastructure system to augment conveyance through natural flow in rivers. Important portions of the infrastructure include: (i) the Central Valley Project, operated by USBR, (ii) the State Water Project (sometimes referred to as the California Aqueduct), operated by the California Department of Water Resources (“DWR”), (iii) the Colorado River Aqueduct, operated by the Metropolitan Water District of Southern California (“MWD”), and (iv) the Los Angeles Aqueduct, operated by the Los Angeles Department of Water and Power. In addition, there are a variety of regional and local conveyance facilities throughout the State.

      Under legislation enacted in 1986 (“the Wheeling Statute”), available capacity in such public water systems is required to be made available to facilitate voluntary water transfers, subject to “fair compensation” to the owner of the infrastructure. In light of uncertainty regarding application of the Wheeling Statute and the reluctance of system operators to accommodate such independent, third-party water transfers, the Company has sought clarification through request, negotiation and further legislation. The outcome of the Company’s efforts to gain such clarification continues to be uncertain. Therefore, even as to water rights owned by the Company and eligible for transfer according to applicable water rights law, there can be no assurance that the Company will gain access to available conveyance capacity on a timely basis or at an economic cost. Without such access, the Company’s ability to sell water has been and will continue to be severely constrained, and the Company may be unable to monetize the value of many of its California water assets. The results of the Company’s efforts to gain such clarification have been unsatisfactory, and the Company anticipates that obtaining clarification of these issues could take several more years.

      The most difficult aspect of arranging for the transfer and sale of water from Northern California to Southern California involves negotiation of conveyance through publicly-owned facilities controlled by MWD, DWR and/or by USBR. The Company believes that conveyance agreements are particularly difficult to negotiate because these agencies face internal conflicts between their roles as regulators and their roles as facility operators and water rights holders. For example, conserved water that is refused conveyance capacity often flows to DWR and/or USBR for their own appropriation and sale to south-of-Delta contractors, including MWD. Like monopoly service providers in other utilities, these agencies have resisted providing access to otherwise idle capacity in their systems, except at unit costs that are too high to allow economic water transfers. Thus, there can be no assurance that these issues will be resolved in a manner that will enable the Company to either profitably develop a water transfer business in California, or to profitably develop and manage its California water assets.

Colorado

      The regulatory environment in Colorado is substantially more transparent, less costly and more predictable in terms of outcome than in California. The Company believes the Colorado system is more conducive to water asset development and protection and more hospitable to water sales than California’s system. First, water rights matters are adjudicated by a state-wide system of Water Courts presided over by judges with specialized subject matter knowledge from which appeal may be taken directly to the Colorado Supreme Court. The Water Courts retain jurisdiction over cases, so that changes of facts or circumstances can be submitted to further adjudication without re-trying complicated issues determined in prior phases of the case. Second, the Colorado Office of the State Engineer and regional Water Commissioners are independent and disinterested regulators who oversee compliance with well-developed and integrated precepts of water use administration without conflict based on direct competition for water. Water rights are described as being “tributary” (generally similar to “surface” water in California) or “nontributary” (generally similar to groundwater in confined aquifers in California). The Company owns Water Court-recognized rights to a minimum of 6,475 acre-feet of annual production of nontributary water, plus additional rights to tributary appropriations from Cherry Creek, as well as a Water Court approved Plan for Augmentation to operate the separate sources on a conjunctive basis that increases overall flexibility, reliability and value.

      As a result of the more hospitable regulatory environment in Colorado, the Company concentrated its efforts there to develop its water assets in conformance with Colorado law and in cooperation with regional water purveyors. Upon successful demonstration of its ability to develop, permit, construct and operate an integrated conjunctive use project in Colorado, the Company planned to adapt the project model to California’s more complex regulatory environment.

Description of Business

      The Company’s business goal has been to create recurring income through identifying undervalued and/or underused water assets, and enhancing the value of those assets via development, transmission and delivery to customers in the arid regions of California and Colorado. However, significant delays in the Company’s attempts to overcome regulatory obstacles to economic water transfers in California have forced it to reconsider its business plans. As a result, the Company has sold most of its non-strategic assets during the three most recent fiscal years, in accordance with a plan to manage the Company’s liquidity position and to reduce its operating expenses. The Company also re-evaluated its plans to develop its existing water assets in light of current regulatory obstacles and financial constraints. As a result, the Company sold or disposed of certain of its assets that it no longer believed it would be able to profitably develop, manage and/or monetize within a reasonable period. The following non-strategic assets were sold or disposed of during the three most recent fiscal years:

      Fiscal Year ended March 31, 2003:

Asset	Gain

Mojave Water Rights	$964,000

      Fiscal Year ended March 31, 2002:

Asset	Gain

Glenn County, California Farmland	$1,000

      Fiscal Year ended March 31, 2001:

Asset	Gain(Loss)

Central Basin (Los Angeles) Water Rights	$428,000
Mojave Water Rights (Partial Sale)	$465,000
Olancha Project	$(763,000)
Cucamonga Water Fee Agreement	$879,000

      In addition, as a part of the aforementioned plan to sell non-strategic assets in order to manage liquidity and reduce operating expenses, the Company sold its Bear Valley Mutual Water Company stock in June 2003 for a gain of approximately $79,000, and plans to sell its remaining “Mojave” land holdings in San Bernardino County, California (current book value $553,000) during the current fiscal year ending March 31, 2004.

      The disposal of the Olancha Project during the year ended March 31, 2001 also resulted in an extraordinary gain on forgiveness of debt totaling $769,000.

      In addition to the planned sale of the Mojave land, the Company is considering the sale or other re-deployment of the West Basin groundwater pumping rights that are currently dedicated to the lease and sale agreement with the City of Inglewood, California which agreement is scheduled to expire during the current fiscal year.

      Recently, the prospects for conveying available water from Northern California to customers in Southern California have dimmed as a result of cross-Delta pumping limitations and regulatory allocations of conveyance capacity. In light of these constraints, water to which the Company has access in Northern California may continue to be blocked from transfer and sale to willing buyers in Southern California, and the Company may not be able to generate any revenues from its Northern California assets for an undeterminable period of time unless it sells such assets. Because the time and financial resources that may be required to overcome transfer obstacles appear to be beyond the Company’s means, the Company has been considering the sale of its Northern California assets in a single transaction or through sales of the individual assets. To date, however, the Company has not finally decided that it will, in fact, sell its Northern California assets, and it has not entered into any agreements for such sale. Should the Company decide to sell its water rights and other assets in Northern California prior to favorable resolution of the obstacles to cross-Delta transfers, it does not expect to receive sales proceeds that reflect the value of the associated water rights had it been able to transport and sell water, in accordance with its business plan, to Southern California consumers.

     California Water Transfer Program

      Prior to the fiscal year ended March 31, 2001, the Company’s business plan had assumed that California water transfer transactions would require the Company to complete the following three steps: (i) Acquire water supplies that could be delivered to urban areas in California; (ii) Arrange for sale water supplies to be delivered to its customers through existing water conveyance systems; and (iii) Enter into agreements with utilities, cities, or water districts for the sale or lease of the Company’s developed water supplies to such water retailers. The Company had anticipated that each water transfer transaction that it entered into would be unique and that the terms under which such transactions were financed and completed would vary. All such transfer transactions would be expected to involve significant government regulation and would be dependent upon the Company’s ability to obtain all required governmental approvals and to satisfy a series of environmental and other protective conditions.

      The Company believes that it has successfully completed the first and third steps of the foregoing business plan. For example, the Company completed the first step by acquiring the water rights associated with the Yuba Property in Northern California, water rights associated with the Farm Properties, creating agreements for transferring conserved water developed by its clients and entering into long-term water supply agreements with Elsinore Valley Municipal Water District the San Bernardino Valley Municipal Water District, and the City of San Bernardino. Accordingly, the Company had acquired significant management control over available water resources at favorable prices relative to consumers’ costs for water in much of Southern California.

      The Company also completed much of the third step of its water transfer business plan by entering into various agreements to sell water to municipalities and other water users, including water sale agreements with Santa Margarita Water District, the Contra Costa Water District, the City of San Diego and other water retailers in Southern California. Unfortunately, the Company has not been able to economically complete the middle step of arranging for water to be delivered to its customers through excess capacity in public conveyance facilities. Due to various regulatory impediments and actions taken by governmental agencies (including lawsuits against the Company and imposition of excessive costs and other burdens) the Company has not been able to complete profitable water sales on a commercial basis. The Company believes that many of access restrictions violate the Wheeling Statute (Section 1810 of the California Water Code). Therefore, in order to complete profitable water sales, the Company undertook a variety of administrative, legal, regulatory and legislative initiatives to identify and remove such artificial barriers to voluntary water transfers. However, because of its limited financial resources, the Company has had to reduce its efforts to clarify or eliminate barriers to profitable water transfers. Given its current financial position, the Company cannot continue to pursue profitable water transfers indefinitely, and it may have to sell more of its assets to sustain its operations and protect its remaining assets.

     California — Yuba Property Water Rights

      The Company owns certain riparian and appropriative rights, together with certain groundwater rights, associated with approximately 9,055 acres of real property that constitutes the Yuba Property. The Yuba County Superior Court, in a 1929 judgment, recognized the Company’s predecessor-in-interest’s riparian rights to the Yuba River and pre-1914 appropriative rights. (Appropriations that began before December 19, 1914 do not require a permit for transfer or change in place or purpose of use from the SWRCB.) Additionally, the Company holds overlying rights to the groundwater aquifer beneath the Yuba property.

      The Company has been attempting to develop its Yuba Property water for sale or lease through a long-term conjunctive use program in cooperation with the Yuba County Water Agency. The Company has not, however, developed a plan for marketing and selling its Yuba Property water. In addition, there are various regulatory hurdles that could delay or limit the Company’s ability to deliver or sell its Yuba Property water. Based on the limitations imposed by the SWRCB’s Decision 1644 entered in the Lower Yuba River water rights case as well as on delays in negotiating a satisfactory conjunctive use program, the Company believes that development and delivery of water from the Yuba Property will take longer and cost more than it had formerly anticipated. Since the Company’s carrying value of these assets is zero on its financial statements, the delays and uncertainties surrounding the Company’s abilities to monetize these assets will not entail an impairment charge against the value of the assets.

Other Water Assets

      At March 31, 2003 the Company owned shares of the Bear Valley Mutual Water Company, an entity that owns certain senior water rights and distribution facilities on the Santa Ana River. Under the aforementioned plan to sell non-strategic assets, the Company sold its BVMWC interests on June 18, 2003, and recorded a gain on the sale of approximately $79,000. These assets were classified as assets held for sale as of March 31, 2003.

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

      At the beginning of its Cherry Creek Project in 1992, the Company acquired a total of approximately 4,559 acres of undeveloped land (primarily for the water rights associated with the land) and the right to drill and service water wells on land that was not acquired by the Company. To date, the Company has sold or exchanged a total of 4,279 acres of the Cherry Creek Project properties. In the year ended March 31, 2000, however, the Company repurchased 128 acres, which it had previously sold because the Company determined that the repurchased property is important to the full development of the Cherry Creek Project. During the fiscal year ended March 31, 2002, the Parker Water & Sanitation District (“PW&SD”), a special purpose water agency in Douglas County, initiated a condemnation action for 36 acres of that 128-acre parcel for use in connection with its own proposed new water supply program. The Company defended the property against this proposed taking. During the fiscal year ended March 31, 2003, the Company settled issues related to possession of the disputed property by PW&SD for a combination of a cash deposit (as against an ultimate determination of the value of the 36 acres) and preservation of rights and easements necessary to complete development of the Cherry Creek Project. As previously reported, the cash deposit in the amount of $294,000 was disbursed by the Court to the Company in the first quarter of Fiscal 2003. The Company expects further judicial proceedings to require PW&SD to make certain additional payments to the Company to reflect the actual value of the condemned property and to reimburse the Company for certain costs of defending its property rights; however, the outcome of such judicial proceedings is inherently uncertain. A valuation hearing in the condemnation action has been scheduled for later in Fiscal 2004. In connection with the condemnation action, the Company has commissioned various analyses and appraisals of portions of the Cherry Creek Project implicated in that dispute. As a result of the current status of the condemnation litigation and in light of the third-party estimates of value, the Company has determined that the Cherry Creek Project assets are properly valued on the Company’s books.

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

      The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan for augmentation approved by the Colorado District Court, Water Division (the “Colorado Water Court”) in February 1998. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first nontributary well to begin implementation of the plan for augmentation. This well provides the Company with additional information on the water resources in the aquifer. In addition, water from this well is available for future water sales. During the fiscal year ended March 31, 2003, the Company produced and sold its first water from this nontributary source. Although the amount and value of these water sales are not material, the Company believes that completion of construction, permitting, sale and successful delivery of Cherry Creek Project water are important milestones in development of the Cherry Creek Project.

      During the year ended March 31, 2003, the Company (i) acquired a permanent easement for the development of a series of additional nontributary wells, (ii) sought and received federal regulatory approval to complete the first such well, and (iii) successfully constructed our Arapaho Aquifier well and related our fall facilities to connect the new wells to Cherry Creek. Based on completion of the additional water production and delivery facilities, the Cherry Creek Project now has the legal and physical capability of delivering in excess of 600 acre-feet of water per year to users with alluvial production facilities along Cherry Creek.

      With the Plan for Augmentation approved and implementation begun, the Company is currently seeking to expand the market for Cherry Creek Project water in the Cherry Creek basin. The Company is considering a number of alternatives, from sale of water (or the entire Project) to a single buyer or user, to the short-term and/or long-term sale of water to municipalities or other water users. The sale of its water will, however, require the Company or the purchaser to develop and build the infrastructure necessary to utilize the water collected within the Cherry Creek Project. Capital expenditures necessary to produce and deliver all of the water available to the Cherry Creek Project are expected to be significant; however, the Company expects that such expenditures can be phased to coincide with increased demand for water in the area and sales of water from the Cherry Creek Project. The Company believes, however, that its recent success in acquiring permits for the Project and in developing the initial elements of the infrastructure have reduced uncertainties and enhanced the commercial viability of the Project.

      During the fiscal year ended March 31, 2001, the Company initiated or continued discussions with several local water agencies aimed at determining a basis on which the Cherry Creek Project could be integrated into the long-term water resource planning in the area. In the fiscal year ended March 31, 2002, the Company began marketing “Water Delivery Contract Units” (“WDCUs”) as contract rights to an undivided portion of the water production capacity of the Cherry Creek Project. During the fiscal year ended March 31, 2003, three local water agencies executed non-binding letters of intent to purchase WDCUs to meet a portion of their future water requirements.

      In order to satisfy conditions to purchase recited in the non-binding letters of intent to purchase WDCUs, the Company secured the additional production capacity necessary to meet the demand represented by the initial WDCUs. Based on the new well capacity and completion of the delivery facilities, the Cherry Creek Project will have the capacity, upon receipt of final regulatory approvals, to deliver in excess of 600 acre-feet of nontributary water annually beginning in July, 2003. The Company and the prospective purchasers of the

WDCUs are currently seeking various approvals for making water deliveries from the Cherry Creek Project via Cherry Creek itself. The Company currently anticipates making limited municipal water deliveries during the current fiscal year. However, the Company has not yet completed the sale of any WDCUs, and, as a result, there can be no assurance that the Company will, in fact, sell WDCUs on terms that are satisfactory to the Company.

Environmental Regulation

      The Company’s operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. Compliance with existing environmental laws may have the effect of delaying the completion of projects in those cases where environmental impact statements or other similar documents have to be prepared and filed (such as in the project to extend surface water deliveries to the Company’s Farm Properties located in the Wheatland Water District in Yuba County). Furthermore, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted. Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (the “EPA”) acting pursuant to the Federal Safe Drinking Water Act (the “US Act”). In California, the responsibility for enforcing the US Act is delegated to the California Department of Health Services (the “Health Department”) and to the SWRCB acting pursuant to the California Safe Drinking Water Act (the “Cal Act”). The US Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. Moreover, the EPA has an ongoing directive to issue regulations under the US Act and to require disinfection of drinking water, specification of maximum contaminant levels (“MCLS”) and filtration of surface water supplies. The Cal Act and the mandate of the Health Department are similar to the US Act and the mandate of the EPA, and in many instances MCLS and other requirements of the Health Department are more restrictive than those promulgated by the EPA.

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

Employees

      As of the date of this report, the Company has 11 (eleven) employees, none of whom is covered by any collective bargaining agreement.

Item 2.	Properties

      The principal properties currently owned by the Company are the following:

•	Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 408 acres (less the 36 acres to which PW&SD recently gained immediate possession in a settlement of the partial condemnation of one of the Company’s real estate parcels), and associated water rights. See “Item 1. Business — Description of Business — Colorado Cherry Creek Water Rights Project.” The Company’s Cherry Creek land is zoned for agricultural and residential uses or for use by special permit for a water project.

•	Various rice farms and ranches, located in Yuba County, California, that collectively comprise 1,424 acres, together with the water rights associated with such land. The rice farms are graded for cultivation and watered by wells on the properties. The Company leases the rice farms and ranches to unaffiliated operators.

•	The Company owns 30 acres of real estate located on the Yuba Property, in Yuba County, California, approximately ten miles northeast of Marysville, California. The 30 acres are zoned industrial-extractive and may be used for commercial but not residential purposes. However, the Company has deeded title to the water rights associated with approximately 9,025 acres of adjacent land that is owned by unaffiliated third parties. The Company maintains a project office on the parcel.

•	Certain mineral interests and other property rights, including hydrocarbon, oil, gas and entry rights, related to 440 acres of real estate in Chico, California, and to 2,578 acres near Sacramento, California.

•	Various cattle and crop farms with four associated residences, located in San Bernardino County, that collectively comprise 247 acres.

      One of the Company’s foregoing real estate properties in Yuba County, California is encumbered by a mortgage. For a description of the Company’s mortgage indebtedness, see “Note 11: Long-Term Debt” to the Company’s consolidated financial statements included as part of this Annual Report on Form 10-K.

      The Company leases its principal executive office at 102 Washington Avenue in Point Richmond, California, containing 2,400 net square feet, pursuant to a lease that expires in February 2005. The Company’s current monthly rental obligation for the facility is $4,800.

Item 3.	Legal Proceedings

      During the fiscal year ended March 31, 2002, the Parker Water & Sanitation District (“PW&SD”) commenced a condemnation action in order to take ownership of a 36-acre portion of a land parcel (“the Vessel Parcel”) owned by the Company and held as part of the Cherry Creek Project in Colorado. (Case Number 01-CV-821, Douglas County District Court.) In the fiscal year ended March 31, 2003, the Company and PW&SD entered into a Stipulation for Immediate Possession under which the Company agreed to allow PW&SD to take possession of the 36-acre portion of the Vessel Parcel (“the Condemned Property”). Under the Stipulation for Immediate Possession, the Company preserved the water rights associated with the Condemned Property and was granted easements necessary for the Company to access and use such water rights. PW&SD made a deposit to the Court of $294,134 against the to-be-determined value of the Condemned Property. The court subsequently paid the deposit to the Company. The Company believes that the ultimate value of the Condemned Property is in excess of the deposit paid by PW&SD in connection with the Stipulation for Immediate Possession. Such value will be decided in accordance with Colorado law, subject to judicial review. A valuation hearing is scheduled for August, 2003. Based on the inherent uncertainty of the condemnation valuation process, it is impossible to predict the value that will ultimately accrue to the Company in exchange for the Condemned Property.

Item 4.	Submission of Matters To A Vote of Security Holders

      None.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is currently traded electronically on the OTC Bulletin Board under the symbol “WWTR.” The following table sets forth for the prior two fiscal years the high and low closing sales prices of the common stock.

	Low	High

YEAR-ENDED MARCH 31, 2003
First Quarter (April-June)	$.86	$1.24
Second Quarter (July-September)	.25	.85
Third Quarter (October-December)	.17	.37
Fourth Quarter (January-March)	.19	.36
YEAR-ENDED MARCH 31, 2002
First Quarter (April-June)	$.20	$1.10
Second Quarter (July-September)	.48	.91
Third Quarter (October-December)	.36	.59
Fourth Quarter (January-March)	.22	.89

      On March 31, 2003, the Company had 1,552 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in “street name.”

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

      As of March 31, 2003 and 2002, there were outstanding 2,251.018 and 2,121.8 shares of the Company’s Series F Convertible Redeemable Preferred Stock. The Series F Preferred Stock provides for annual dividends, when and if declared, in the amount of $60.00 per year (6%), payable semi-annually in arrears in January and July. Such dividends may be payable in cash or in additional shares of Series F Preferred Stock, at the sole discretion of the Company’s Board of Directors. To date, such dividends have been declared and paid through the issuance of 251.018 additional shares of Series F Preferred Stock.

      As of March 31, 2003 and 2002, there were outstanding 7,708 shares of the Company’s Series C Convertible Redeemable Preferred Stock. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year (7.25%), payable semi-annually in arrears in January and July. During the fiscal year ended March 31, 2003, the Company declared and paid the Series C dividend due on July 15, 2002 but deferred declaring the Series C dividends due on January 15, 2003. Provisions related to the Series C Preferred Stock allow the holders of such securities to elect a majority of the Company’s Board in the event two consecutive dividends are unpaid. On June 25, 2003 the Company’s Board of Directors declared the Series C dividend which had been deferred from its due date of January 15, 2003. The dividend was paid on June 26, 2003.

Equity Compensation Plan Information

      The following table sets forth certain information as of March 31, 2003 regarding securities authorized for issuance under the Company’s equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plan

Equity compensation plans approved by security holders	1,599,666	$1.54	600,334
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,599,666	$1.54	600,334

      The compensation plans approved by the security holders represent the Company’s 1993 and 1997 Stock Option Plans, which are described in this Form 10-K at Item 12, below.

Item 6.     Selected Financial Data

      The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report.

	2003	2002	2001	2000	1999

Statement of Operations Data:
Revenue	$1,529,235	$1,464,200	$2,126,695	$2,796,037	$1,822,990
Cost of revenue	1,040,917	981,311	1,517,610	1,767,714	1,184,998

Gross profit	488,318	482,889	609,085	1,028,323	637,992
General and administrative expenses	3,080,810	3,075,609	3,933,995	7,448,615	5,805,192

Operating income (loss)	(2,592,492)	(2,592,721)	(3,324,910)	(6,420,292)	(5,167,200)
Interest income (expense), net	(766,094)	(689,693)	(660,745)	(624,966)	(586,464)
Other income (expense), net	996,585	5,220	1,757,324	373,352	222,300

Income (loss) from continuing operations before income taxes	(2,362,001)	(3,277,194)	(2,228,331)	(6,671,906)	(5,531,364)
Income taxes	(3,200)	(3,200)	(3,200)	(3,200)	(3,200)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(2,365,201)	(3,280,394)	(2,231,531)	(6,675,106)	(5,534,564)
Extraordinary income on extinguishment of debt, net of income taxes	219,000	—	1,154,094	3,489,803	99,656
Cumulative effect of change in accounting principle	—	—	(237,065)	—	—

Net income (loss)	(2,146,201)	(3,280,394)	(1,314,502)	(3,185,303)	(5,434,908)
Accretion of preferred stock to redemption value	(130,604)	(108,298)	(38,255)	(35,819)	(33,099)
Excess of carrying value over amount paid to retire convertible redeemable preferred stock		—	7,678,597	—	—
Preferred stock dividends	(303,565)	(860,453)	(930,977)	(1,486,954)	(990,401)

Net income (loss) applicable to common stockholders	$(2,580,370)	$(4,249,145)	$5,394,863	$(4,708,076)	$(6,458,408)

	2003	2002	2001	2000	1999

Basic net income (loss) per common share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(.35)	$(.53)	$.56	$(1.03)	$(.80)
Extraordinary income on early extinguishment of debt, net	.03	—	.15	.44	.01
Cumulative effect of change in accounting principle	—	—	(.03)	—	—

Net income (loss) per common share applicable to common stockholders	$(.32)	$(.53)	$.68	$(0.59)	$(.79)

Diluted net income (loss) per common share applicable to common stockholders:
Income (loss) before, extraordinary item and cumulative effect of change in accounting principle	$(.35)	$(.53)	$.56	$(1.03)	$(.80)
Extraordinary income on early extinguishment of debt, net	.03	—	.13	.44	.01
Cumulative effect of change in accounting principle	—	—	(.03)	—	—

Net income (loss) per common share applicable to common stockholders	$(.32)	$(.53)	$.66	$(.59)	$(.79)

	As of March 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:

Current assets	$2,419,099	$6,350,497	$7,701,501	$3,117,578	$15,536,283
Total assets	19,914,197	24,224,892	29,646,307	37,700,950	47,630,860
Working capital	1,134,371	3,900,325	5,932,450	703,780	13,616,371
Long-term debt and debentures	8,446,675	9,011,979	10,325,976	12,015,366	17,712,349
Redeemable preferred stock	8,127,179	7,972,855	7,842,030	19,816,686	19,780,867
Common stockholders’ equity	2,055,615	4,790,245	8,885,130	3,451,767	8,174,399

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

      Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company has been exploring various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. While the Company has no formal plan to liquidate all or substantially all of its assets, it is continuing to pursue a strategy of selling non-strategic assets to bolster its cash position while concentrating its efforts on the development and monetization of its existing strategic water-related assets. The Company has also been exploring the sale of its Northern California assets, including both its strategic and non-strategic assets.

      In connection with its plans to sell assets to generate liquidity and working capital, and voluntarily restructure the Company’s debt and preferred stock capitalization in order to reduce the Company’s interest and preferred dividend burdens, the Company has, since the beginning of the March 31, 2001 fiscal year effected the following:

•	During Fiscal 2001, the Company sold (a) its fee interest in the Cucamonga Water Fee Agreement; (b) its Central Basin (California) water rights; and (c) 1000 acre-feet of its Mojave Basin (California) water rights.

•	During Fiscal 2002, the Company completed the sale of its Glenn County, California farm property and 123 acres of its land holdings in San Bernardino County California.

•	During Fiscal 2003, the Company sold the remaining 1,966 acre-feet of its Mojave water rights (leaving only 30 acre-feet of such rights, which the Company has dedicated to its San Bernardino County real estate).

      With regard to the restructuring strategy, in Fiscal 2001 the Company (a) repurchased $2,456,000 of its Series C redeemable preferred stock at an 82% discount from face value; (b) retired its entire $10,000,000 issue of Series D redeemable preferred stock for $3,854,000 in cash plus $2,000,000 in face value of Series F redeemable preferred stock and 175,000 shares of the Company’s common stock; and (c) retired $909,000 of its 9% Convertible Debentures at a 45% discount from their face value. In Fiscal 2003, the Company retired an additional $500,000 of its 9% Convertible Debentures at a 45% discount from their face value.

Critical Accounting Policy

      In response to the Securities and Exchange Commission’s release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of its water rights is recorded in the period in which such event or circumstance becomes known to the Company. During the fiscal years ended March 31, 2003, 2002, and 2001 no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights, except as described in Note 16 in the consolidated financial statements of the Company included in this Annual Report on Form 10-K.

      The critical estimates made by the Company in assessing the existence of an impairment is associated with the fair value of its water rights. When considered necessary, management obtains third-party valuations to assist and support their estimate of fair value. In the case of the Cherry Creek Project, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company within the preceding eighteen months, upon actual sales to an unaffiliated third party of water derived from the Project, and upon current negotiations for the sale of Water Delivery Contract Units.

Results of Operations

      The following is a description of the Company’s results of operations for its three most recent fiscal years.

California Operations

	Years Ended March 31,

	2003	2002	2001

Revenue	$1,519,000	1,464,000	2,127,000
Cost of Revenue	1,041,000	981,000	1,518,000

Gross Profit	478,000	483,000	609,000

Gain on sales of assets	975,000	17,000	896,000

Other, net	(6,000)	5,000	861,000

Cumulative effect of change in accounting principle	—	—	(237,000)

      Water revenue for Fiscal 2003 increased $55,000 over Fiscal 2002, primarily due to the completion of a sale to USBR. The Inglewood transaction will expire during the fiscal year ending March 31, 2004. Water revenue for Fiscal 2002 decreased $663,000 (31%) from Fiscal 2001 primarily because the Company disposed of a water payment contract in Fiscal 2001 and because the Company did not complete any new water transfer transactions in Fiscal 2002. During Fiscal 2001, revenues consisted of (i) $1,287,000 that the Company received under the Inglewood, transaction, and (ii) $840,000 from other sources, including a water transfer agreement between the Company and the Santa Margarita Water District. Although the Company continued to receive payments under the Inglewood agreement (amounting to $1,306,000) in Fiscal 2002, the Company did not receive any payments under the Cucamonga Water Fee Agreement in Fiscal 2002 (because the Agreement had been disposed of in Fiscal 2001), and the Company did not complete any new water transfers during Fiscal 2002. The Company was unable to complete additional water transfer transaction in Fiscal 2003 primarily due to the laws and regulations that have hindered the Company’s ability to complete such water transfers on profitable terms. The complex structure of laws and regulations that govern water transfers in California, along with the way such constraints are administered so as to hinder independent transactions, will continue to limit the Company’s ability to effect profitable water transfer transactions in California in the foreseeable future.

      Gain on Sale of Water Rights. During Fiscal 2003 the Company sold its remaining 1,966 acre-feet of groundwater pumping rights in the Mojave Basin of California to two municipalities in San Bernardino County and realized an aggregate gain on those sales of $964,000. During Fiscal 2001, the Company sold 1,219 acre-feet of annual groundwater rights in the Central Basin in Los Angeles, California to a municipality in the Los Angeles area. The Company realized a gain on that sale in the amount of $428,000. During Fiscal 2001, the Company also sold 1,000 acre-feet of its Mojave Basin water rights to an unaffiliated water utility company, and realized a gain on that sale in the amount of $465,000. There were no comparable sales in Fiscal 2002.

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

Colorado Operations

	Years Ended March 31,

	2003	2002	2001

Revenue	$10,000	—	—
Cost of Revenue	—	—	—

Gross Profit	$10,000	—	—

      All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. During Fiscal 2003, the Company began to make minor water sales in Colorado to an unaffiliated private entity. In addition, the Company has continued implementing a plan to market and sell Water Delivery Contract Units (“WDCUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WDCUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that WDCUs will, in fact, be sold on terms satisfactory to the Company.

General and Administrative Expenses

	Years Ended March 31,

	2003	2002	2001

General and Administrative Expenses	$3,081,000	3,076,000	3,934,000

      General and administrative expenses for Fiscal 2003 increased by $5,000 (less than 1%) from Fiscal 2002. A 5% increase in employment-related expenses was partially offset by a reduction in professional fees in Fiscal 2003, and a reversal of the Fiscal 2002 non-cash expense for deferred compensation arising from variable plan accounting for certain incentive stock options granted to an officer and director of the Company.

      In addition to employee compensation expenses, professional fees, travel/ marketing expenses, office occupancy charges, and other related expenses, the Company also includes charges related to the impairment of its assets as part of its general and administrative expenses. General and administrative expenses for Fiscal 2002 decreased by $858,000 (22%) from Fiscal 2001. The decrease was primarily due to a $763,000 asset impairment charge that the Company recognized in Fiscal 2001. The Company did not have any asset impairment charges in Fiscal 2003 or Fiscal 2002. Therefore, excluding the Fiscal 2001 asset impairment charge, general and administrative expenses in Fiscal 2002 decreased by $95,000 (2.4%) from Fiscal 2001. During Fiscal 2002, consulting and engineering fees decreased by $335,000 from the prior year as a result of reduced transaction activity. Payroll and fringe benefit costs increased by $161,000 due to a $154,000 non-cash expense for deferred compensation arising from variable plan accounting for certain incentive stock options granted to an officer and director of the Company.

      During Fiscal 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with a water development project that the Company had initiated in Olancha, California. During Fiscal 2001, the Company determined that it could not successfully complete the Olancha project as anticipated. Accordingly, the Company returned all of the Olancha assets that it had previously purchased to the seller and former owner of such assets in exchange for the forgiveness of the outstanding balance of the Company’s obligation (“purchase financing”) to the seller and former owner. These impairment charges, therefore, were made to reduce the recorded asset values of the returned assets following the return of the assets to the seller in exchange for full satisfaction and retirement of the Company’s note in favor of the seller and former owner in the amount of $758,000. (Note that, for accounting purposes, the Company recognized an extraordinary gain of $769,000 on the extinguishment of the foregoing debt. See, “Other Non-Segment Information,” below.)

Other Non-Segment Information

	Years Ended March 31,

	2003	2002	2001

Interest Income	$91,000	170,000	478,000
Interest Expense	(857,000)	(860,000)	(1,139,000)
Extraordinary income, net	219,000	—	1,154,000

      Interest Income. Interest income is composed of interest earned on the Company’s cash and cash equivalents and investments and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for Fiscal 2003 from Fiscal 2002, and for Fiscal 2002 from Fiscal 2001 due primarily to progressively lower interest rates and investment balances.

      Interest Expense. Interest expense for Fiscal 2003, Fiscal 2002 and Fiscal 2001 included interest of $794,000, $794,000 and $849,000, respectively, paid to the holders of the Company’s outstanding 9% Convertible Subordinated Debentures Due 2005 (the “Debentures”). Fiscal 2003, 2002 and 2001 also included $25,000, $64,000 and $182,000 respectively of interest related to the five-year amortizing term loan for the Inglewood water sale agreement. The loan was repaid and extinguished in Fiscal 2003. In Fiscal 2003, $38,000 of interest was paid in connection with the purchase of 12,000 acre-feet of water.

      Extraordinary Income, Net. In Fiscal 2003, the Company repurchased $500,000 of its outstanding Debentures, plus accrued interest of $21,000 for $296,000 in cash. After reducing related net deferred debt costs of $6,000, the Company recognized a $219,000 extraordinary gain on the early extinguishment of debt. In Fiscal 2001, the Company repurchased $909,000 of its outstanding Debentures, plus accrued interest of $14,000 for $514,000 in cash. After reducing related net deferred debt costs of $24,000, the Company recognized a $385,000 extraordinary gain on the early extinguishment of debt. During Fiscal 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller and former owner of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller and former owner in the amount of $758,000 and accrued interest of $11,000, and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $769,000.

Liquidity and Capital Resources

      The independent auditors’ report dated June 27, 2003 included with this Annual Report on Form 10-K contains the following explanatory paragraph:

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent on uncommitted sales of Cherry Creek Project Water Delivery Contract Units or assets in order to generate cash for operations, which dependence raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      For the year ended March 31, 2003, the Company recognized revenues of $1,529,000 and a gross profit of $488,000, from water sales and the lease of water rights. However, the gross profit was offset by general and administrative expenses of $3,081,000 consisting of payroll and fringe benefits, legal, accounting, consulting and engineering fees, and miscellaneous administrative expenses. Although the Company recognized $91,000 from interest income earned primarily from its cash and cash equivalents investments, the interest income was offset by $794,000 of interest expense incurred on its Debentures and $63,000 of interest expense incurred on its term loan and other obligations. As a result of the foregoing factors, the Company had negative cash flow from operating activities of $2,159,000 for the year ended March 31, 2003.

      The Company funded its working capital needs during the year ended March 31, 2003 through its existing operating revenue, its existing capital resources, and cash generated by the sales of assets. The Company sold 1,966 acre-feet of annual groundwater pumping rights in the Mojave Basin for $2,637,000 in cash. The Company intends to continue to sell other non-strategic assets to generate cash and reduce its operating expenses while it continues to develop its principal water assets to generate operating revenues in the future. For example, the Company sold its shares in the Bear Valley Mutual Water Company on June 18, 2003, recognizing a gain of 79,000, and during the current fiscal year (ending March 31, 2004), the Company plans to sell its remaining land in San Bernardino County. These two assets had a combined book value of $1,195,000 as of March 31, 2003.

      The Company will also consider selling or otherwise redeploying its West Basin groundwater pumping rights during the current fiscal year, because the Inglewood agreement to which those rights have been dedicated since 1998 is scheduled to expire on October 1, 2003. The Company is also considering the possible sale of some or all of its water rights and real estate assets in Northern California.

      The Company’s recurring revenues will be insufficient to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on outstanding preferred stock. Therefore, the Company currently plans to fund itself during the twelve months ending March 31, 2004 from any new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, and from sales of assets. As of March 31, 2003, the Company had working capital (consisting mostly of cash and cash equivalents) of approximately $1,134,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or assets, or if any or all of the revenue on sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated proceeds, if material, could impair the Company’s ability to continue as a going concern.

      As of March 31, 2003 the Company had working capital and a current ratio of $1,134,000 and 1.88 to 1, compared with $3,900,000 and 2.59 to 1 as of March 31, 2002.

      Because the Company anticipated that it would not generate sufficient revenues from its principal water projects in the near term, the Company has, during recent years also attempted to reduce the Company’s on-going cash payment obligations by restructuring some of the Company’s fixed obligations. During Fiscal 2003, the Company repurchased $500,000 of the Debentures plus accrued interest of $21,000 for $296,000. This reduction in outstanding indebtedness will save the Company approximately $45,000 in interest expense in Fiscal 2004. During Fiscal 2001, the Company repurchased $909,000 of the Debentures plus accrued interest of $14,000 for $514,000.

      During Fiscal, 2001, the Company also voluntarily redeemed 2,456.5124 shares of its $1,000 stated value Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,000. The net carrying value of such shares was $2,377,000 net of related private placement costs of $80,000. Also, during Fiscal 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and Interagua for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $188,000; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,854,000; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of $2,000,000. Since the Series D Preferred Stock accrued dividends on the $10,000,000 stated amount at a rate of 7.5% per annum, and the new shares of Series F Convertible Redeemable Preferred Stock accrue dividends on the stated value of $2,000,000 at a rate of 6.0% per annum, the Company has reduced its dividend payment obligations to Interagua by $630,000 annually. Furthermore, the Company has the option to pay dividends on the Series F Convertible Redeemable Preferred Stock in additional shares of such preferred stock rather than cash, thereby further reducing its need to make cash payments from its limited resources.

      During Fiscal 2003, the Company retired its bank debt, making scheduled and voluntary, accelerated principal payments of the remaining $1,269,000 on such bank debt associated with the Company’s five-year water lease/sale transaction with the City of Inglewood. During Fiscal 2003, the Company also retired a purchase mortgage note when due in the amount of $47,000. The Company’s only remaining secured indebtedness is a purchase money mortgage secured by one of the Farm Properties with a remaining principal amount of $155,000 with interest at 9% per annum.

      During Fiscal 2003, the Company made capital expenditures totaling $370,000 in connection with the Cherry Creek Project, in anticipation of the completion of the sale of WDCUs in Fiscal 2004. The Company believes that its current resources plus the funds it expects to generate from the sale of non-strategic assets and the sale of Cherry Creek Project WDCUs will be sufficient to fund its planned capital outlays and operating expenses for the fiscal year ending March 31, 2004.

      Although the Company has attempted to reduce its future commitments, the Company is still committed to certain material expenditures over the next several years, including the following:

•	The Company is obligated to make scheduled payments of principal on its remaining secured indebtedness for fiscal years ending March 31, 2004, 2005, 2006, 2007 and 2008 of $26,000, $28,000, $31,000, $33,000 and $37,000, respectively.

•	The Company is required to make semi-annual interest payments on March 31 and September 30 of $374,000 on the $8,318,000 principal amount of Debentures through their maturity on September 30, 2005, and to make the payment of the $8,318,000 of principal upon that maturity date.

•	The holders of the 7,708 outstanding shares of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $558,830 per year). During Fiscal 2003, the Company declared and paid cash dividends of $279,000.

•	The holders of the 2,251.018 outstanding shares of Series F Preferred Stock are entitled to receive annual dividends in the amount of $60.00 per share, payable semi-annually on January 15, and July 15 of each year (aggregating $129,000 per year). These dividends may be paid in cash or in additional shares of Series F Preferred Stock, at the Company’s sole discretion. During Fiscal 2003, the Company declared and issued scheduled dividends, paid in 129.218 additional shares of Series F Preferred Stock.

      Based on its existing assets and on its projected operating income and expenses, the Company believes that it will be able to fund its foreseeable working capital needs for at least one year from the date of this report from existing cash, proceeds derived from on-going operations and proceeds from the anticipated sale of certain existing assets and the sale of Cherry Creek Project WDCUs. No assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

      Although the Company has attempted to reduce its future commitments, the Company is still committed to certain material expenditures over the next several years, including the following;

Commitments expiring in fiscal years:	2004	2005	2006	2007	2008	Thereafter

Scheduled principal payments on existing outstanding indebtedness	$26,000	$28,000	$31,000	$33,000	$37,000	$—
Semi-annual interest payments on Debentures	749,000	749,000	749,000	375,000	—	—
Principal redemption of Debentures	—	—	8,318,000	—	—	—
Dividends on Series C Preferred Stock	559,000	559,000	559,000	280,000	280,000	—
Redemption of Series C Preferred stock (50% in FY 2007 and 50% in FY 2008)	—	—	—	3,854,000	3,854,000	—
Redemption of Series F Preferred Stock (in FY 2011 and FY 2012)	—	—	—	—	—	2,128,000

      In June 2003, the Company declared and paid the cash dividend on its Series C Preferred Stock due January 15, 2003 in the amount of $279,000.

      The holders of the 2,251.018 outstanding shares of Series F Preferred Stock are entitled to receive annual dividends in the amount of $60.00 per share, payable semi-annually on January 15, and July 15 of each year (aggregating $127,000 per year). These dividends may be paid in cash or in additional shares of Series F.

      The Company does not believe that inflation will have a material impact on its results of operations.

New Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 on April 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 on April 1, 2003 did not have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 145 will result in the reclassification of the gain on extinguishment of debt from an extraordinary item to continuing operations of $219,000 and $1,154,094 in Fiscal 2003 and Fiscal 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to continue to account for its stock based compensation using the intrinsic value method pursuant to APB Opinion No. 25 and related interpretations. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

      In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51,

“Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The Company has evaluated the impact of FIN 46 and has concluded that the Company is not involved with any variable interest entities and therefore does not expect FIN 46 to have a material impact on its consolidated financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No, 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects to adopt the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. However, it is reasonably possible that adopting SFAS No. 150 on July 1, 2003 for existing financial instruments entered into before May 31, 2003, could result in reclassification of the Company’s preferred stock as liabilities. The Company is currently evaluating the impact of SFAS No. 150. If adoption of SFAS No. 150 ultimately requires re-classification of the Company’s Series C and Series F Preferred Stock as liabilities, then the Company’s liabilities would increase $8,127,179, and the mezzanine section of the consolidated balance sheet would decrease by $8,127,179.

Risk Factors

      The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company’s Common Stock.

History of Losses in Principal Business; Going Concern Qualification

      To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell water and water assets, and water of its clients. The Company has generated revenues of $1,529,000, $1,464,000, and $2,127,000 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, while incurring net losses of $2,146,000, $3,280,000 and $1,315,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. Although electric prices receded in Fiscal 2003, conveyance capacity constraints, the trend toward direct transactions between water districts (which eliminate the opportunity for the Company to earn compensation for arranging such transactions) and the Company’s limited financial resources prevented the Company from completing significant new water sales. In light of the Company’s current financial condition, if the Company continues its operations, losses from operations may not be sustainable for the period of time required to develop a viable water market, and it is possible that governmental entities will continue to monopolize access to conveyance and storage facilities thus precluding profitable third-party water transfers, particularly across the Delta.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the

Company is dependent on uncommitted sales of Cherry Creek Project Water Delivery Contract Units or assets in order to generate cash for operations, which dependence raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Uncertainty of Future Water Revenue

      The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers in its California operations. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed or modified, the Company believes that its ability to generate significant revenues from its water assets will be severely limited. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to protect, develop and monetize its California water assets will be changed, or if changed, that the changes will occur in the near future. Moreover, the Company faces significant competition in arranging independent water transfers from governmental agencies, including USBR, DWR and MWD, which have offered direct water purchase transactions to certain irrigation districts. This competition is significant because these agencies also control or influence access to conveyance and storage facilities necessary to completion of water transfers. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given that the Company will ever be able to generate significant revenues from its water transfer activities in California.

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

Limited Financial Resources; Forced Sale of Assets

      As a result of the operating losses sustained by the Company during the last several years, which have been partially offset in Fiscal 2003, Fiscal 2002 and Fiscal 2001 by sales of certain assets, the Company may not have sufficient available cash to carry out its business plans over the longer term. Regulatory difficulties that the Company has encountered in California will continue to impact the Company’s ability to protect, develop and monetize its California water assets. The time period in which a return could be realized on the investment represented by these assets is unknown. These uncertainties will make it difficult for the Company to obtain new financing, if necessary, to pursue its business plans. As a result of the continuous delays that have affected the Company’s ability to develop/sell water from both its Northern California assets (primarily the Yuba Property and Farm Properties) and from its Cherry Creek Project, and the uncertainty as to when the regulatory difficulties will be overcome (particularly with regard to the Yuba Properties), the Company may not have the financial resources to continue to operate until it can realize the true value of these assets. As a result, the Company may be forced to sell or encumber one or more of these assets in order to obtain sufficient working capital to fund the development of its remaining assets. Because of the nature of the Company’s assets, the limited market and number of buyers for such assets, the Company’s financial condition, and other related factors, any sale of either of these assets could be a price that is below the value that the Company could derive from these assets if it had the financial resources to properly develop and eventually market the water associated with its assets. In addition, because of the Company’s financial condition, any sale or encumbrance may also contain other terms that are unfavorable to the Company. As a result, the Company may decide to sell additional assets. Because of impediments to market transfers of water derived from or associated with some of those assets, the Company may not be able to make such sales at prices which reflect the underlying value of the water rights.

Commitments for Purchase and Sale of Water

      In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. During Fiscal 2003, the Company paid the seller for the remaining 12,000 acre-feet of water available under the purchase contract.

      In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. As noted above, during the year ended March 31, 2001 the Company delivered 2,000 acre-feet of water to this third-party buyer. The remaining 12,000 acre-feet of water cannot currently be delivered to the buyer due to a dispute between the buyer and certain other water agencies who control the means of conveying such water to the buyer. The buyer and the Company have mutually acknowledged that the dispute (which is not material to the Company) represents a force majeure event preventing current delivery. Although the buyer has not been able to accept delivery of the water, the buyer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the re-sale contract. The balance of this prepayment against the Company’s delivery obligation is accounted for as current deferred revenue of $824,120 ($900,000, less deferred interest income of $75,880).

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

Item 7A.     Quantitative and Qualitative Market Risk Disclosures

      The Company has no variable rate debt outstanding. Its fixed rate debt consists exclusively of $8,318,000 of principal amount of its Debentures which carry an interest rate of 9% per annum and which mature on September 30, 2005 and $155,000 remaining principal amount (before giving effect to a principal reduction of $29,000 payable on July 21, 2003) on a purchase money mortgage secured by one of the Company’s Farm Properties. The following table presents principal cash flows and related weighted average interest rates of the Company’s long-term fixed rate debt for the fiscal periods indicated:

	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$26,000	$28,000	$8,349,000	$33,000	$37,000	—	$8,473,000
Weighted average interest rate	9.0%	9.0%	9.0%	9.0%	9.0%	—	9.0%

      The carrying amount of long-term debt is a reasonable estimate of fair value as management believes the terms of the debt approximates the interest rate and other terms currently available to the Company.

      The carrying amount of the debentures is based on the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. Over the past three fiscal years the Company has repurchased debentures in an unrelated series of voluntary transactions between the Company and individual debenture holders at 55 cents per dollar of face amount. At the times consummated, each of these repurchase transactions represented the fair value of the debentures. During the fiscal year ended March 31, 2003, the Company repurchased debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. Because there is no quoted market for the debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase further debentures at this price. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its Debentures over the last four fiscal years at prices which, in aggregate, represent 36% of the face value of Debentures so repurchased.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The authorized number of Directors of the Company is currently fixed at six and is divided into three classes, each having two members. The Directors in each class are elected for three-year terms, so that the term of office of one class of Directors expires at each annual meeting. As of June 28, 2003, there were two vacancies on the Board of Directors.

      The following chart sets forth biographical information concerning the directors and executive officers of the Company.

		Current Positions with	Principal Occupation for the Past Five Years
Name	Age	Company	and Certain Other Directorships

David A. Abel	57	Director since November, 1998	From 1980 to the present, President and Chief Executive Officer of ABL, Incorporated, a consulting and publishing firm; and Corporate Director of SuperShuttle International, Inc. a shared-ride ground transportation company.
Lee K. Harrington	57	Director since November, 2001	Mr. Harrington has been the President and CEO of the Los Angeles County Economic Development Corporation (LAEDC) since 1995, and The World Trade Center Los Angeles-Long Beach since 2001.
Robert A. Baker	64	Director since July, 2000	From 1974 to present, President & CEO of RAB Associates, a financial consulting firm; from 1998 to 2001, Director of Mosaic Capital LLC, an investment banking firm. His current public company directorships include Northern Life Insurance Company, Bankers National Life Insurance Company, Alpen, Inc., American Investment Company and Point.360.
Michael Patrick George	53	Director, President, Chief Executive Officer, Chairman of the Board of Directors	Chairman of the Board of Directors of the Company since September 1999; President and Chief Executive Officer of the Company since April 1998; Managing Director of J.P. Morgan, an investment banking firm, from 1992 to 1998.

		Current Positions with	Principal Occupation for the Past Five Years
Name	Age	Company	and Certain Other Directorships

James E. Sherman	46	Executive Vice President, Chief Operating Officer	Chief Operating Officer of the Company since 2000. Executive Vice President of the Company since February 2000; Chief Financial Officer of Aeromovel U.S.A. from 1997 to 1999; Corporate finance officer of First Interstate Bank from 1985 to 1996; Corporate finance officer of Continental Illinois Bank and Trust Company from 1980 to 1985.
William T. Gochnauer	56	Senior Vice President, Chief Financial Officer	Controller of the Company since June 2000; Senior Vice President and Chief Financial Officer of the Company since September 2000; Vice President of a subsidiary of Century Business Services, Inc. from 1998 to 2000; Chief Financial Officer of the Devon Group of Companies from 1993 to 1998. Certified Public Accountant (California).

Committees and Meetings of the Board of Directors

      The Company’s Audit Committee consists of Messrs. Baker (chairman), Abel, and Harrington. The Audit Committee reviews the independence, professional services, fees, plans and results of the independent auditors’ engagement, and recommends the engagement, retention or discharge of the independent auditors to the Board of Directors. All members of the Audit Committee are independent, as independence is defined in Rule 4200(a)(15) of the NASD listing standards.

      The Company’s Compensation Committee consists of Messrs. Abel (chairman), Baker and Harrington. The Compensation Committee establishes the compensation of executive officers and administers the Company’s stock option plans. All members are independent.

      The Company’s Nomination Committee consists of Messrs. Harrington (chairman), Abel and Baker. The Nomination committee identifies, screens and recruits nominees for election to the Board of Directors, as necessary. All members are independent.

      The Audit Committee, Compensation Committee and Nomination Committee are the only standing committees of the Company’s Board of Directors.

      Messrs. George, Abel, Baker and Harrington also serve as the members of the Board of Directors of the Cherry Creek Water Company, the Company’s wholly-owned subsidiary incorporated in Colorado.

      Section 16(A) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2003, the Company’s officers, directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

      Summary Compensation Table. The following tables set forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 2003, 2002, and 2001 of (i) all persons who served as the Chief Executive Officer of the

Company during the fiscal year ended March 31, 2003 and (ii) each of the other executive officers of the Company whose total annual salary and bonus during the fiscal year ended March 31, 2003 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the “Named Executives.”)

	Annual			Long-Term
	Compensation			Compensation Awards
				Number Stock Option
Name and Principal Position	Year	Salary	Bonus	Shares Granted

Michael Patrick George	2003	$382,875	$75,000	50,000
Chairman, President, and	2002	$367,496	$75,000	50,000
Chief Executive Officer	2001	$350,002	$225,000	600,000
James E. Sherman	2003	$236,976	—	30,000
Executive Vice President,	2002	$225,417	$17,906	20,000
Chief Operating Officer and Secretary	2001	$210,000	$29,509	200,000
William T. Gochnauer	2003	$159,863	—	25,000
Senior Vice President,	2002	$152,250	$6,906	6,000
Treasurer and Chief Financial Officer(1)	2001	$114,792	$9,308	60,000

(1)	Mr. Gochnauer joined the Company in June 2000.

      Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values. The following table sets forth information regarding stock options that were exercised by the Named Executives during the last fiscal year and the number and value of unexercised options owned at March 31, 2003 by the Named Executives.

			Number of		Value of
			Unexercised Options		Unexercised Options
	Shares		at March 31, 2003		At March 31, 2003(1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael Patrick George	-0-	$-0-	450,000	250,000	$-0-	$-0-
James E. Sherman	-0-	$-0-	156,666	93,334	$-0-	$-0-
William T. Gochnauer	-0-	$-0-	32,333	58,667	$-0-	$-0-

(1)	The value of unexercised options represents the excess, if any, of the market value of the Common Stock on March 31, 2003, based on the closing price on that day of $.25 per share, over the exercise price of the options.

      Director Compensation. Directors who are not employees of the Company receive a fee of $10,000 per year for service on the Board of Directors and an additional fee of $10,000 per year for service as the chairman of any committee of the Board of Directors. In addition, all directors receive $1,000 for each Board meeting they attend, and all directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending Board meetings. Each non-employee director is automatically granted an option on the first business day of each fiscal year to purchase 20,000 shares of Common Stock at an exercise price equal to the closing price for the Common Stock as reported on the date of grant of such option. Such options are exercisable as to one-third on the first, second and third anniversary of grant. On April 1, 2003, the Company’s three independent directors each received 20,000 options exercisable at a price of $.8625 per share.

      Employment Agreements. None of the Named Executives currently is a party to any written or oral employment agreement with the Company. The Company has adopted an Employee Retention Policy under which the Company agrees to provide any employee (with the exception of the Chief Executive Officer) whose position is eliminated as a result of a corporate reduction in force one month notice of such termination and three months of salary continuation upon satisfactory conclusion of employment.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      No members of the Compensation Committee are, or since April 1, 2002 have been, officers of the Company, nor have such members had any material business relationship with the Company.

Stock Option Plans

      1993 Stock Option Plan. The 1993 Stock Option Plan (the “1993 Plan”) authorized the granting of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options to officers, non-employee directors, employees, consultants and others performing services for the Company to purchase in the aggregate 800,000 shares of the Company’s Common Stock. The 1993 Plan expired in April 2003. As a result, the Company cannot issue any additional options under the 1993 Plan. However, the termination of the 1993 Plan does not affect the validity of currently outstanding options.

      Options granted under the 1993 Plan expire on such date as the Compensation Committee has determined (typically ten years after the date of grant). Options are not transferable except by will or by the laws of descent and distribution; during the life of the person to whom the option is granted, that person alone may exercise them. All rights to exercise options terminate three months from the date a grantee ceases to be an employee of the Company or any subsidiary for any reason other than death or disability.

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

      The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, Series C Preferred Stock and Series F Preferred Stock as of June 27, 2003 by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock, Series C Preferred Stock or Series F Preferred Stock; (ii) each of the Company’s directors; and (iii) all current officers and directors (including the director nominees) of the Company as a group.

				Series C Preferred		Series F Preferred
	Common Stock			Stock		Stock		% Votes Of All
								Classes of
Name and Address of	Number		Percent of	Number	Percent	Number	Percent	Capital
Beneficial Owner(1)	of Shares		Class	of Shares	of Class	of Shares	of Class	Stock(2)

Michael P. George	468,180	(3)	5.5%	0	0%	0	0%	4.8%
David A. Abel	55,298	(3)	*	0	0%	0	0%	*
Robert A. Baker	26,667	(3)	*	0	0%	0	0%	*
Lee K. Harrington	13,333	(3)	*	0	0%	0	0%	*
T. Rowe Price Associates, Inc.	1,040,524	(4)(5)	12.9%	4,516	58.6%	0	0%	12.0%
100 East Pratt Street
Baltimore, MD 21202
T. Rowe Price New Era Fund Inc.	135,912	(5)	1.7%	2,258	29.3%	0	0%	1.4%
100 East Pratt Street
Baltimore, MD 21202
T. Rowe Price Small-Cap Value Fund, Inc.	800,412	(4)(5)	9.9%	2,258	29.3%	0	0%	9.0%
100 East Pratt Street
Baltimore, MD 21202
Wisconsin Alumni Research Foundation	67,928	(5)	*	1,129	14.6%	0	0%	*
B-107, 3801 Kennett Pike
P.O. Box 4172
Wilmington, DE 19807
Ashford Capital Management, Inc.	124,007	(5)	1.5%	2,061 (6)	26.7%	0	0%	1.3%
as investment advisor for certain investment accounts
B-107, 3801 Kennett Pike
P.O. Box 4172
Wilmington, DE 19807
Interagua, Servicios Integrales del	576,968	(7)	6.7%	0	0%	2,251.018	100%	5.1%
Agua, S.A.
Paseo de San Juan, 39
Barcelona, Spain 08009
All directors and executive officers as a group (6 persons)	781,145	(8)	8.8%	0	0%	0	0%	6.9%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each stockholder is c/o the Company at 102 Washington Avenue, Point Richmond, California 94801.

(2)	Based on 8,069,012 votes entitled to be cast by the holders of the outstanding Common Stock, 463,779 votes entitled to be cast by the holders of the 7,708 shares of outstanding Series C Preferred Stock, and 378,893 votes entitled to be cast by the holder of the 2,121.8 shares of outstanding Series F Preferred Stock.

(3)	Includes the following shares issuable under currently exercisable Common Stock purchase options and options which will become exercisable within 60 days hereof: M.P. George, 468,180 shares; D.A. Abel, 55,298 shares; L.K. Harrington, 13,333 shares.

(4)	Based on information contained in a statement on Schedule 13G/A filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on February 14, 2003. Represents 768,700 shares of Common Stock beneficially owned by T. Rowe Price Associates, Inc., and 271,824 shares of Common Stock issuable upon the conversion of the 4,516 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. is the investment advisor of various registered investment companies and investment advisory clients, including (a) T. Rowe Price Small-Cap Value Fund, Inc. representing 664,500 shares of Common Stock owned by T. Rowe Price Small-Cap Value Fund, Inc. and 135,912 shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Small-Cap Value Fund Inc., and (b) T. Rowe Price New Era Fund Inc., representing 135,912 and shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price New Era Fund Inc. T. Rowe Price Associates, Inc. disclaims beneficial ownership of the shares described under (a) and (b), above.

(5)	Represents shares of Common Stock issuable upon the conversion of the shares of Series C Preferred Stock owned by such beneficial owners.

(6)	Reflects shares held of record and beneficially owned by separate investment accounts on behalf of 10 different investors for which Ashford Capital Management, Inc. acts as investment advisor and has the sole power to vote and dispose of such securities as attorney-in-fact with respect to such accounts.

(7)	Includes 401,968 shares of Common Stock issuable upon the conversion of the shares of Series F Preferred Stock owned by such beneficial owner.

(8)	Included 742,667 shares of Common Stock issuable upon exercise of currently exercisable options and options which will become exercisable within 60 days hereof.

Item 13.     Certain Relationships and Related Transactions

      None

Item 14.     Controls and Procedures

      The Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this annual report. Based upon this evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that, for a company this size, the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

      There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

Item 15.     Exhibits, Consolidated Financial Statement Schedules and Reports On Form 8-K

Exhibits

      The following exhibits are filed as a part of this report

3.1	Certificate of Incorporation.(1)
3.2	By-laws of the Company.(2)

4.1	Form of Common Stock Certificate.(1)
4.2	Form of Convertible Subordinated Debenture Due 2005.(3)
4.3	Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(5)
4.4	Certificate of Designations for Series D Convertible Redeemable Preferred Stock.(7)
4.5	Certificate of Designations of Series E Participating Preferred Stock.(9)
4.6	Certificate of Designations of Series F Convertible Redeemable Preferred Stock.(10)
10.1	Form of Indemnity Agreement between the Company and its officers and directors.(2)
10.2	1993 Stock Option Plan.(4)
10.3	Amendment to 1993 Stock Option Plan.(4)
10.4	1997 Stock Option Plan.(6)
10.5	Point Richmond Office Lease, dated March 1, 2003, as amended, by and between Western Water Company and Janis & Martin McNair.(9)
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
99.1	Rights Agreement, dated as of July 23, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the Form of Right Certificate.(8)
99.2	Investment Restructure Agreement, dated March 16, 2001.(10)
99.3	Certification of Chief Executive Officer.
99.4	Certification of Chief Financial Officer.

(1)	Previously filed as an exhibit to the Company’s Form S-1, file no. 33-47606, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10, file no. 000-18756, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K dated September 22, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 8, 1999, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on March 19, 2001, which exhibit is hereby incorporated herein by reference.

      The following financial statements are filed as a part of this report, appearing at the pages indicated:

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WATER COMPANY

By:	/s/MICHAEL PATRICK GEORGE

Michael Patrick George
President

Date: June 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL PATRICK GEORGE Michael Patrick George	President, Chief Executive Officer Chairman of the Board	June 27, 2003

/s/ WILLIAM T. GOCHNAUER William T. Gochnauer	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ LEE K. HARRINGTON Lee K. Harrington	Director	June 27, 2003

/s/ DAVID A. ABEL David A. Abel	Director	June 27, 2003

/s/ ROBERT A. BAKER Robert A. Baker	Director	June 27, 2003

I, Michael Patrick George, certify that:

1.	I have reviewed this annual report on Form 10-K of Western Water Company (the registrant) for the fiscal year ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/MICHAEL PATRICK GEORGE

Michael Patrick George
Chairman, President and Chief Executive Officer

Date: June 27, 2003

I, William T. Gochnauer, certify that:

1.	I have reviewed this annual report on Form 10-K of Western Water Company (the “registrant”) for the fiscal year ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer
Senior Vice President and Chief Financial Officer

Date: June 27, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Western Water Company:

      We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent on uncommitted sales of Cherry Creek Project Water Delivery Contract Units or assets in order to generate cash for operations, which dependence raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

San Francisco, California

June 27, 2003

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,144,292	$3,320,917
Accounts receivable — trade	20,335	12,625
Current portion of notes receivable (Note 3)	6,491	50,240
Assets held for sale (Note 8)	1,196,937	2,863,158
Other current assets	51,044	103,557

Total Current Assets	2,419,099	6,350,497
Notes receivable, less current portion (Note 3)	160,319	166,488
Land (Notes 5, 11 and 16)	4,367,932	4,163,880
Water rights (Notes 6 and 17)	11,605,014	11,602,744
Prepaid leasing costs, net of accumulated amortization (Note 7)	474,104	1,204,826
Other water assets, net of accumulated amortization (Note 1)	656,755	359,835
Deferred debt costs, net of accumulated amortization (Note 11 and 12)	112,879	192,559
Property and equipment, net of accumulated depreciation (Note 4)	93,767	51,705
Other assets	24,328	132,357

Total Assets	$19,914,197	$24,224,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$352,522	$104,709
Accrued expenses and other liabilities (Notes 10)	82,228	218,883
Deferred revenue on water contract (Note 1)	824,120	824,120
Current maturities of long-term debt (Note 11)	25,858	1,302,460

Total Current Liabilities	1,284,728	2,450,172
Long-term debt, less current maturities (Note 11)	128,897	194,201
9% Convertible subordinated debentures (Note 12)	8,317,778	8,817,778

Total Liabilities	9,731,403	11,462,151

Series C convertible redeemable preferred stock, $.001 par value, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at March 31, 2003 and 2002. (Note 13)	7,532,179	7,503,650
Series F convertible redeemable preferred stock, $.001 par value, $1,000 stated value, 6,000 shares authorized; 2,251.018 and 2,121.8 shares issued and outstanding (aggregate liquidation preference of $2,251,018 and $2,121,800) at March 31, 2003 and 2002, respectively (Note 13)	595,000	468,845
Stockholders’ Equity (Notes 13, 17, and 18):
Common stock, $.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at March 31, 2003 and 2002	8,410	8,410
Additional paid-in capital	24,487,116	24,787,116
Deferred compensation	—	(145,740)
Accumulated deficit (accumulated since October 1, 1994)	(21,065,041)	(18,484,671)
Treasury stock, at cost, 341,200 shares at March 31, 2003 and 2002	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	2,055,615	4,790,245

Commitments and contingencies (Note 24) Total Liabilities and Stockholders’ Equity	$19,914,197	$24,224,892

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 31, 2003, 2002 and 2001

	2003	2002	2001

Revenue	$1,529,235	$1,464,200	$2,126,695
Cost of Revenue	1,040,917	981,311	1,517,610

Gross Profit	488,318	482,889	609,085
General and Administrative Expenses (Note 21)	3,080,810	3,075,609	3,933,995

Operating Income (Loss)	(2,592,492)	(2,592,721)	(3,324,910)

Other Income (Expenses):
Interest income	90,508	170,006	478,204
Interest expense	(856,602)	(859,699)	(1,138,949)
Gain on sale of water rights (Note 8)	974,502	—	892,779
Gain on sale of land	—	16,747	—
Gain on sale of investment in limited liability company, net	—	—	3,333
Other (Note 20)	22,083	(11,527)	861,212

	230,491	(684,473)	1,096,579

Income (Loss) from continuing operations before income taxes	(2,362,001)	(3,277,194)	(2,228,331)
Income taxes (Note 15)	3,200	3,200	3,200

Income (Loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(2,365,201)	(3,280,394)	(2,231,531)
Extraordinary income on extinguishment of debt, net of income taxes (Note 19)	219,000	—	1,154,094

Net Income (Loss) before cumulative effect of change in accounting principle	(2,146,201)	(3,280,394)	(1,077,437)
Cumulative effect of change in accounting principle	—	—	(237,065)

Net Income (Loss)	(2,146,201)	(3,280,394)	(1,314,502)
Accretion of preferred stock to redemption value	(130,604)	(108,298)	(38,255)
Excess of carrying value over amount paid to retire convertible redeemable preferred stock (Note 13)	—	—	7,678,597
Preferred stock dividends	(303,565)	(860,453)	(930,977)

Net Income (Loss) Applicable to Common Stockholders	$(2,580,370)	$(4,249,145)	$5,394,863

Basic net income (loss) per share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.35)	$(0.53)	$0.56
Extraordinary income on extinguishment of debt	.03	—	0.15
Cumulative effect of change in accounting principle	—	—	(0.03)

Basic net income (loss) per share applicable to common stockholders	$(0.32)	$(0.53)	$0.68

Diluted net income (loss) per share applicable to common stockholders:
Income (loss) before extraordinary item and cumulative effect of change in accounting principle	$(0.35)	$(0.53)	$0.56
Extraordinary income on extinguishment of debt	.03	—	0.13
Cumulative effect of change in accounting principle	—	—	(0.03)

Diluted net income (loss) per share applicable to common stockholders	$(0.32)	$(0.53)	$0.66

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2003, 2002 and 2001

	Common Stock		Additional				Total
			Paid-In	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity

Balance at March 31, 2000	8,235,212	$8,235	24,448,791	—	(19,630,389)	(1,374,870)	3,451,767
Net loss	—	—	—	—	(1,314,502)	—	(1,314,502)
Preferred dividends	—	—	—	—	(930,977)	—	(930,977)
Accretion of preferred stock	—	—	—	—	(38,255)	—	(35,346)
Issuance of Common Stock	175,000	175	38,325	—	—	—	38,500
Retirement of Series C Preferred Stock	—	—	—	—	1,934,740	—	1,934,740
Retirement of Series D Preferred Stock	—	—	—	—	5,743,857	—	5,743,857

Balance at March 31, 2001	8,410,212	$8,410	24,487,116	—	(14,235,526)	(1,374,870)	8,885,130
Net loss	—	—	—	—	(3,280,394)		(3,280,394)
Preferred dividends	—	—	—	—	(860,453)		(860,453)
Accretion of preferred stock	—	—	—	—	(108,298)		(108,298)
Deferred compensation	—	—	300,000	(145,740)	—	—	154,260

Balance at March 31, 2002	8,410,212	$8,410	24,787,116	(145,740)	(18,484,671)	(1,374,870)	4,790,245
Net loss	—	—	—	—	(2,146,201)	—	(2,146,201)
Preferred dividends	—	—	—	—	(303,565)	—	(303,565)
Accretion of preferred stock	—	—	—	—	(130,604)	—	(130,604)
Deferred compensation	—	—	(300,000)	145,740	—	—	(154,260)

Balance at March 31, 2003	8,410,212	$8,410	24,487,116	—	(21,065,041)	(1,374,870)	2,055,615

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2003, 2002 and 2001

	2003	2002	2001

Cash Flows from Operating Activities:
Net loss	$(2,146,201)	$(3,280,394)	$(1,314,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059,672	1,034,378	1,236,127
Compensation (income) expense on vesting of compensatory stock options	(154,260)	154,260	—
Gain on sale of water rights	(974,502)	—	(892,779)
Gain on sale of investment in limited liability company	—	—	(3,333)
Gain on sale of other water assets	—	—	(879,208)
Asset impairment charge	—	—	762,770
Gain on sale of land	—	(16,747)	—
Loss on disposal of other water rights	(3,080)	—	—
Loss on write-off of property and equipment	14,580	—	—
Extraordinary income on extinguishment of debt	(219,000)	(5,925)	(1,154,094)
Cumulative effect of change in accounting principle	—	—	237,065
Allowance for (recovery of) water project costs	—	—	(85,425)
Loss on discount of notes receivable	—	—	11,108
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,710)	—	—
Other current assets	52,513	360,291	515,256
Land	—	—	—
Water rights	—	—	—
Other assets	108,029	5,895	(26,256)
Increase (decrease) in:
Accounts payable	247,813	(84,858)	89,015
Accrued expenses and other liabilities	(115,819)	(580,099)	301,336
Deferred water revenue	—	—	(150,000)

Net cash used in operating activities	(2,137,965)	(2,413,199)	(1,352,920)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	49,918	107,594	448,090
Purchase of property and equipment	(96,722)	(12,802)	(16,410)
Sales of water rights, net of selling costs	2,636,300	—	5,589,880
Sales of other water assets	—	—	2,700,593
Sales of land, net of selling costs	176,731	371,476
Additions to water rights	(2,270)	(3,510)	(28,681)
Additions to other water assets	(300,000)	—	—
Additions to land and land improvements	(370,200)	(68,978)	—
Prepayment of leasing costs	(215,190)	(173,879)	(166,320)

Net cash provided by investing activities	1,878,567	219,901	8,527,152

Cash flows from Financing Activities:
Purchase of convertible subordinated debentures	(295,836)	(7,409)	(499,888)
Preferred stock dividends	(279,485)	(838,286)	(930,977)
Purchase of convertible redeemable preferred stock	—	—	(442,171)
Principal payments on long-term debt	(1,341,906)	(778,705)	(696,983)
Release of restricted cash	—	—	562,788

Net cash used in financing activities	(1,917,227)	(1,624,400)	(2,007,231)

Net (decrease) increase in cash and cash equivalents	(2,176,625)	(3,817,698)	5,167,001
Cash and cash equivalents, beginning of year	3,320,917	7,138,615	1,971,614

Cash and cash equivalents, end of year	$1,144,292	$3,320,917	$7,138,615

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies and Practices

Description of Business

      Western Water Company and subsidiaries (the “Company”) identify, manage, acquire, develop, sell and lease water and water rights in the western United States. The Company, directly and indirectly, owns certain water rights, as well as real estate, in California and Colorado. The Company’s current principal activity is the development of water rights and the sale or lease of its water. The Company is also engaged in assisting unaffiliated owners of water rights in protecting, developing and obtaining revenue from their water rights.

Principles of Consolidation

      The consolidated financial statements of Western Water Company include Western Water Service Company, YG Procyon Corporation and Cherry Creek Water Company, the Company’s wholly-owned subsidiaries, and YG Rice Farms, L.P., a limited partnership which had been directly and indirectly wholly-owned and controlled by the Company prior to its dissolution in December, 2002. All inter-company balances and transactions have been eliminated in consolidation.

Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

      The Company provides for valuation allowances for notes receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 2003 and 2002, no allowance for doubtful accounts has been provided since the Company’s management believes that the value of the collateral is in excess of the total receivables, and there are no delinquent notes.

Assets Held for Sale

      Assets held for sale are carried at the lower of the carrying amount or fair value less costs of sale. The basis of the properties includes the allocation of original purchase price and direct development costs. Costs are allocated to properties by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the properties.

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

      Costs are allocated to water rights by the specific identification method whenever possible. Otherwise, development costs are allocated based on the relative fair value of the water rights. In addition, interest costs are capitalized during the development period. There has been no development activity that would result in capitalized interest in any of the last three fiscal years.

      The Company capitalizes costs directly related to water projects under development that are considered probable. The Company provides an allowance for these capitalized water project costs, based primarily upon the Company’s historical experience with similar projects.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

              Other Water Assets

      As of March 31, 2003 and 2002, other water assets included certain water ownership rights which generate revenues from the Inglewood lease transaction, described below (Note 7).

Deferred Debt Costs

      Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

Property and Equipment

      Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $40,081, $47,372, and $102,639 for the years ended March 31, 2003, 2002, and 2001, respectively.

Stock Option Plan

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such deferred compensation is expensed pro-rata over the vesting period of the stock option. Repriced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. During the fiscal years ended March 31, 2003, 2002 and 2001, compensation expense of $(145,740), $145,740 and $0 was recognized.

      Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001

Net income (loss) applicable to common stockholders:
As reported	$(2,580,370)	$(4,249,145)	$5,394,863
Pro forma	$(2,610,749)	$(4,217,333)	$5,338,867
Basic income (loss) per common share:
As reported	$(.32)	$(.53)	$.68
Pro forma	$(.32)	$(.52)	$.68
Diluted income (loss) per common share:
As reported	$(.32)	$(.53)	$.66
Pro forma	$(.32)	$(.52)	$.66

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per share weighted-average fair value of stock options granted during the years ended March 31, 2003, 2002, and 2001 was $.86, and $.46, and $.26, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Year ended March 31, 2003 — Expected dividend yield of zero, expected volatility of 125.62, risk-free interest rate of 4.84%, and an expected life of 5 years. Year ended March 31, 2002 — Expected dividend yield of zero, expected volatility of .9875, risk-free interest rate of 4.47%, and an expected life of 5 years. Year ended March 31, 2001 — Expected dividend yield of zero, expected volatility of .7517, risk-free interest rate of 5.97%, and an expected life of 5 years.

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

Revenue Recognition — Sales of Land

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The weighted average shares used for basic and diluted EPS computation were 8,069,012 shares for the years ended March 31, 2003 and 2002.

      The following table sets forth the support for the computation of basic and diluted net income (loss) per common share applicable to common stockholders for the year ended March 31, 2001:

Basic:	Total	Per Share

Income applicable to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$4,477,834	0.56
Extraordinary income on extinguishments of debt	1,154,094	0.15
Cumulative effect of change in accounting principle	(237,065)	(0.03)

Net income per common share applicable to common stockholders	$5,394,863	0.68

Weighted average number of shares	7,901,204

Diluted:
Income applicable to common stockholders before extraordinary item and cumulative effect of change in accounting principle	$4,477,834
Add: Series D preferred stock dividends	562,500
Accretion on Series F referred stock	2,909

	5,043,243	0.56

Extraordinary income on extinguishments of debt	1,154,094	0.13
Cumulative effect of change in accounting principles	(237,065)	(0.03)

Net loss per common share applicable to common stockholders	$5,960,272	0.66

Weighted average number of shares (from above)	7,901,204
Plus: Weighted average shares of dilutive Series D preferred stock using the if-converted method (at $8.99 per share) during the period such preferred stock was outstanding	1,066,634
Weighted average shares of dilutive Series F preferred stock using the if-converted method (at $5.60 per share) during the period such preferred stock was outstanding	14,677

Weighted average number of shares	8,982,515

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $.23 — $18.69, $.23 — $18.69, and $.39 — $21.00 in fiscal years ended March 31, 2003, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share as their effect would have been antidilutive:

	2003	2002	2001

Stock options	1,599,666	1,546,166	1,430,375

      The following items were convertible into the following number of shares of common stock at the conversion prices listed below were not included in the computation of diluted earnings per share for the years presented below, as their effect would have been anti-dilutive:

	2003	2002	2001

Convertible debentures	524,450	555,976	556,817
Series C redeemable preferred stock	463,779	463,779	463,779
Series F redeemable preferred stock	401,968	378,893	—

      The conversion price per share for the convertible Debentures, Series C and Series F redeemable preferred stock is $15.86, $16.62 and $5.60, respectively.

New Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 on April 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 on April 1, 2003 did not have a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 145 will result in the reclassification of the gain on extinguishment of debt from an extraordinary item to continuing operations of $219,000 and $1,154,094 in Fiscal 2003 and Fiscal 2001, respectively.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to continue to account for its stock based compensation using the intrinsic value method pursuant to APB Opinion No. 25 and related interpretations. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The adoption of SFAS No. 148 did not have a material effect on the Company’s consolidated financial statements.

      In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. The Company has evaluated the impact of FIN 46 and has concluded that the Company is not involved with any variable interest entities and therefore does not expect FIN 46 to have a material impact on its consolidated financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No, 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects to adopt the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. However, it is reasonably possible that adopting SFAS No. 150 on July 1, 2003 for existing financial instruments entered into before May 31, 2003, could result in reclassification of the Company’s preferred stock as liabilities. The Company is currently evaluating the impact of SFAS No. 150. If adoption of SFAS No. 150 ultimately requires re-classification of the Company’s Series C and Series F Preferred Stock as liabilities, then the Company’s liabilities would increase $8,127,179, and the mezzanine section of the consolidated balance sheet would decrease by $8,127,179.

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications of prior year amounts have been made in order to conform to the current year’s presentation.

Note 2.     Going Concern

      The Company believes that recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. The Company also deferred the decision to declare the January 15, 2003 Series C Preferred Stock dividend and actually declared and paid such dividend only in June, 2003 (Note 13). Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the twelve months ending March 31, 2004 from any new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, and from planned sales of assets. As of March 31, 2003, the Company had working capital (consisting mostly of cash and cash equivalents) of approximately $1,134,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or complete the sale of assets, or if any or all of the revenue or sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated proceeds, if material, could impair the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.     Notes Receivable

      Notes receivable arose from the sale of farm property in Yuba County and San Bernardino County, California. The notes receivable bear interest at rates ranging from 8% to 9.5%, with a weighted average of 9.0%. The note receivable maturity dates range from April 2005 to August 2011. The notes are secured by the lots sold.

      Aggregate principal maturities due on notes receivable at March 31, 2003 are as follows:

Year ending March 31,	Total

2004	$6,491
2005	7,108
2006	109,783
2007	6,532
2008	7,473
Thereafter	29,424

Total	$166,810

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment

      Property and equipment at March 31, 2003 and 2002 consists of the following:

	2003	2002

Land	$2,952	$2,952
Equipment	167,954	227,046

	170,906	229,998
Less accumulated depreciation	(77,139)	(178,293)

	$93,767	$51,705

Note 5.	Land

      Land at March 31, 2003 and 2002 consists of the following:

	2003	2002

Cherry Creek Basin, Colorado	$1,504,551	$1,303,177
Rice farms and ranches, Yuba County, California	2,863,381	2,860,703

	$4,367,932	$4,163,880

Note 6.     Water Rights

      Water rights held at March 31, 2003 and 2002 consist of the following:

	2003	2002

Cherry Creek Basin, Colorado	$10,756,222	$10,753,952
Los Angeles County, California	577,836	577,836
Rice farms and ranches, Yuba County, California	280,798	280,798

	11,614,856	11,612,586
Less: Allowance for project costs	(9,842)	(9,842)

	$11,605,014	$11,602,744

Note 7.	Prepaid Leasing Costs

      On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California (“Inglewood”). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the next five years. In the first year, Inglewood paid $200 per acre-foot ($1,190,000). The per acre-foot price escalated over the remaining four-year period at a rate equal to the sum of 3.75% per year plus 25% of any increase in the Metropolitan Water District of Southern California’s (“MWD”) rate for water, as defined. For the years ended March 31, 2003, 2002 and 2001, the Company recognized revenue of $1,282,661, $1,305,809, and $1,286,971, respectively from the agreement with Inglewood.

      In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease during the year ended March 31, 1999. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year ($151,200), which was prepaid, and which has escalated pursuant to the lease to $181,440 for the

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended March 31, 2003. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for an annual payment of $135 per acre-foot ($33,750).

      Accumulated amortization as of March 31, 2003, and 2002 was $4,153,737 and $3,027,085, respectively.

Note 8.	Assets Held for Sale

      Assets held for sale are those California segment assets which are being actively marketed, and which are expected to be sold within one year. As of March 31, 2003 and 2002, the following assets were held for sale:

Asset Category:	2003	2002

Water rights	$—	$1,668,153
Land	553,005	553,005
Other water assets	643,932	642,000

	$1,196,937	$2,863,158

      In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California to two municipalities. The sales resulted in a gain of approximately $964,000. Cash proceeds from the sales were received in four installments totaling approximately $2,632,000 by March 31, 2003.

Note 9.	Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the fair values be disclosed for the Company’s financial instruments. The carrying amount of cash and cash equivalents, accounts receivable — trade, other current assets, accounts payable, and accrued expenses and other liabilities are reasonable estimates of their fair values due to the short-term nature of those instruments.

      The carrying amount of the notes receivable is a reasonable estimate of fair value based on management’s belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

      The carrying amount of long-term debt is a reasonable estimate of fair value at issuance (plus accretion where appropriate) because management believes the terms of the debt approximate the interest rates and other terms available to the Company at the time of issuance.

      The carrying amount of the Debentures is based on the principal amount owed, and does not represent management’s estimate that the interest rates or terms of the debt represent rates and terms that are available to the Company in today’s marketplace for similar instruments. Over the past three fiscal years the Company has repurchased Debentures in an unrelated series of voluntary transactions between the Company and individual Debenture holders at 55 cents per dollar of face amount. At the times consummated, each of these repurchase transactions represented the fair value of the Debentures. During the fiscal year ended March 31, 2003, the Company repurchased Debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. Because there is no quoted market for the Debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase further Debentures at this price.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities at March 31, 2003 and 2002 consist of the following:

	2003	2002

Professional fees	$8,000	$99,335
Annual reporting costs	31,800	31,944
Interest	10,450	14,093
Other	31,978	73,511

	$82,228	$218,883

Note 11.	Long-Term Debt

      Long-term debt at March 31, 2003 and 2002 consists of debt related to Cherry Creek Project assets acquired in Colorado, the Farm Properties in Yuba County, California, and a ranch in Inyo County, California and the financing of the lump-sum payment to the City of Inglewood related to the pumping rights lease (see Note 7):

	2003	2002

Water leasing program
Five-year amortizing term loan beginning September 30, 1998. The loan accrued interest at the bank’s Reference Rate, as defined, or LIBOR (capped at 6%) plus 1.5%, and was payable quarterly, or sooner, at the Company’s option. Principal was payable quarterly. The loan was repaid in full in December 2002.	—	1,269,000
Cherry Creek Basin
Mortgage note payable bearing interest at 8%. Principal and interest were payable in annual installments of $14,307. This note was repaid in full upon its maturity in December 2002.	—	47,386
Farm Properties
Mortgage note payable bearing interest at 9%
Principal and interest are payable in annual installments of $39,786. Balance is due July 2007.	$154,755	180,275

	154,755	1,496,661
Less current maturities of long-term obligations	(25,858)	(1,302,460)

	$128,897	194,201

      The mortgage note payable above is collateralized by the related individual property. As of March 31, 2003, the carrying value of the collateral for the mortgage note payable was $901,890.

      The Company incurred $89,400 of deferred debt costs related to the five-year amortizing term loan. Amortization expense on the deferred debt costs totaled $25,470, $16,980 and $16,980 for the years ended March 31, 2003, 2002 and 2001, respectively. Accumulated amortization as of March 31, 2003, and 2002 was $89,400 and $59,430, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate principal maturities on long-term debt at March 31, 2003 are as follows:

Years ending March 31, 2004	$25,858
2005	28,186
2006	30,722
2007	33,487
2008	36,502

Total	$154,755

Note 12.     9% Convertible Subordinated Debentures

      On September 22, 1995 the Company issued $15,000,000 of 9% Convertible Subordinated Debentures (the “Debentures”), due in September, 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable on September 30 and March 31 of each year.

      The Debentures are initially convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. During the year ended March 31, 2003, the Company repurchased $500,000 of its outstanding 9% Debentures, plus accrued interest of $20,836 for $295,836 in cash. During the year ended March 31, 2002, the Company repurchased $13,334 of its outstanding 9% Debentures, for $7,409 in cash. During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $499,888 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt. Amortization expense on the deferred debt costs was $48,211, $48,211, and $53,071 for the years ended March 31, 2003, 2002 and 2001. Accumulated amortization as of March 31, 2003 and 2002 was $363,224 and $315,014, respectively.

Note 13.     Preferred Stock

      On February 26, 1997, the Company privately placed $4,000,000 of a new series of convertible non-participating preferred stock. Each share of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) had a stated value of $1,000, a par value of $.001, and was convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $16.62 per share.

      The holders of Series B Preferred Stock were entitled to receive when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15, and July 16 of each year.

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year. The Company deferred payment of the cash dividend due on January 15, 2001 pending then-current discussions with the holders of the Series C Preferred Stock related to a possible restructuring. On June 18, 2001, the Company declared the January 15, 2001 dividend, and, based on mutual agreement with the holders of the Series C Preferred Stock, terminated restructuring discussions. The Company declared and paid the cash dividend due on January 15, 2003 in June 2003. During the fiscal years ended March 31, 2003, 2002 and 2001, the Company paid cash dividends of $279,486, $838,286, and $368,477, respectively, on the Series C Preferred Stock.

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

      The Company may, upon 30 days’ written notice to the holders, redeem all or any portion of the Series C Preferred Stock at any time after April 1, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series C Preferred Stock only if the average closing price of the common stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment).

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

      During the fiscal year ended March 31, 2001, the Company voluntarily purchased 2,456.5124 shares of its Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,171. The net carrying value of such shares was $2,376,911 net of related private placement costs of $79,600. The excess of the Series C Preferred Stock net carrying value over the consideration paid by the Company was $1,934,740 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series C Preferred Stock is based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and does not represent management’s belief that the dividend rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 27, 1998, the Company sold $10,000,000 of its Series D Convertible Redeemable Preferred Stock (“Series D Preferred Stock”) to Interagua, Servicios Intregrales del Agua, S..A. (“Interagua”), an affiliate of Sociedad General de Aguas de Barcelona, S. A. (“Agbar”). Each share of Series D Preferred Stock had a stated value of $1,000 had a par value of $.001, had a dividend rate of 7.5% of its stated value, and was convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the liquidation preference on the conversion date by the conversion price of such shares in effect on the conversion date. The conversion price was $8.99 per share (the “Conversion Price”) and was subject to adjustment in certain events to prevent dilution.

      During the year ended March 31, 2001, the Company paid cash dividends of $375,000 on the Series D Preferred Stock.

      On March 16, 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and its affiliate for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $187,500; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,853,643; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Convertible Redeemable Preferred Stock, which shares of preferred stock have an aggregate stated value of $2,000,000 with a fair value at issuance of $364,000, based upon an independent third-party valuation. In addition, under the Agreement, the Strategic Relationship Agreement (“SRA”) was cancelled, and the parties thereto agreed to consider cooperating in the potential joint development of future water infrastructure and water utility projects. Also, with the cancellation of the SRA, Interagua no longer has the right to appoint Directors to the Board of the Company.

      The excess of the Series D Preferred Stock carrying value over fair value of the consideration paid by the Company to retire the Series D Preferred Stock was $5,743,857 and has been credited to accumulated deficit in the accompanying consolidated financial statements. Solely for earnings per share purposes, such excess has been included in the computation of earnings applicable to common stockholders. The carrying amount of the Series D Preferred Stock was based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and did not represent management’s belief that the interest rates, conversion price and other terms of such stock were comparable to those commercially available to the Company in the marketplace for similar instruments.

      As described in the Certificate of Designations for the Series F Convertible Redeemable Preferred Stock (“Series F Preferred Stock”), each share of Series F Preferred Stock has a stated value of $1,000, a par value of $.001 a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is initially $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends are fully cumulative, and required to be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15 of each year. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. During the year ended March 31, 2003, the Company declared and issued 129.218 additional shares of Series F preferred Stock in satisfaction of these dividend requirements. The Series F Preferred Stock is subject to full redemption at its stated value plus accrued dividends, at the option of the holder, from cash of the Company legally available for such purpose, beginning in 2010, or earlier, at the option of the Company, subject to certain conditions being met.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Treasury stock

      In November 1998, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in the open market. As of March 31, 2003 and 2002, the Company had repurchased 341,200 shares of common stock at a cost of $1,374,870. The purchase of treasury shares was recorded using the cost method.

Note 15.     Income Taxes

      Total income taxes for the years ended March 31, 2003, 2002 and 2001, were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consists of:

	Current	Deferred	Total

Year ended March 31, 2003 (State):	$3,200	—	$3,200
Year ended March 31, 2002 (State):	$3,200	—	$3,200
Year ended March 31, 2001 (State):	$3,200	—	$3,200

      Income tax expense attributable to net income (loss) from continuing operations was $3,200 for each of the years ended March 31, 2003, 2002, and 2001, respectively, and differed from the amounts computed by applying the U.S. federal and state income tax rate of 40% to pretax net income (loss) from continuing operations as a result of the following:

	2003	2002	2001

Computed “expected” income tax expense (benefit)	$(729,000)	(1,114,000)	(365,000)
Permanent differences — tax effected	56,000	110,000	114,000
Valuation allowance	673,000	1,004,000	251,000
State income taxes	3,200	3,200	3,200

	$3,200	3,200	3,200

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are presented below.

	2003	2002

Deferred tax assets:
Allowance for water projects	$4,000	230,000
Property and equipment	1,000	38,000
Deferred revenue	72,000	77,000
Net operating loss carry-forwards	12,370,000	11,344,000

Total gross deferred tax assets	12,447,000	11,689,000
Less valuation allowance	(12,013,000)	(11,340,000)

Net deferred tax assets	434,000	349,000
Deferred tax liabilities: Land and water rights, principally due to differences in capitalized interest	(434,000)	(349,000)

Net deferred tax asset	$—	—

      The net change in the total valuation allowance for the fiscal years ended March 31, 2003 and 2002 was an increase of $673,000 and $715,000, respectively, which is primarily due to current year additions to net operating loss carryforwards of $1,026,000 and $1,197,000, respectively, and partially offset by the write-off of net operating loss carryforwards which expired unused of $0 and $462,000, and the sale of water projects with

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a higher tax basis than book by $226,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the years ended March 31, 2003, 2002 and 2001, the valuation allowance was increased as a result of the current year’s net operating loss carry-forward.

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2003 and 2002. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry-forward period change.

      At March 31, 2003, the Company has net operating loss carry-forwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows:

2004	$900,000
2005	400,000
2006	2,000,000
2007	1,600,000
2008	1,800,000
2009	400,000
2010	1,300,000
2011	1,800,000
2012	4,900,000
2018	2,400,000
2019	4,800,000
2020	3,000,000
2021	2,700,000
2022	3,200,000
2023	2,700,000

$33,900,000

      The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of the Company. A detailed analysis of historic ownership changes pursuant to IRC Section 382 has not yet been performed; however, it is possible that some of the net operating loss carryforwards may be limited in their use by the provisions of IRC Section 382. The extent and impact of such limitation has not been determined at this time.

Note 16.     Impairment of Long-Lived Assets

      During the year ended March 31, 2001, based upon a review of the value of such assets, the Company recorded a non-cash impairment of land of $318,000 and an impairment of water rights of $445,000, all associated with the Olancha Project. These impairments were to reduce the recorded asset values of these assets held by the Company to zero, which represented the consideration received upon returning such assets

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the seller in exchange for full satisfaction and retirement of the Company’s note and accrued interest payable in favor of the seller in the amount of $769,000.

Note 17.     Quasi-Reorganization

      The Company’s Board of Directors authorized management to effect a quasi-reorganization as of October 1, 1994. Such reorganization was ratified by the Company’s stockholders in March 1995, and accordingly, the assets and liabilities have been restated to their current values as of the date of the reorganization. The amount of increases, however, is limited to the amount of decreases in other assets. In this regard, effective October 1, 1994 the Company recognized a write-down in the value of the silica plant of $1,830,914, which was subsequently sold. This write-down was offset by a corresponding write-up of a like amount which was allocated proportionately, based on the relative excess of fair market value of each asset over historic book basis, to land held for sale of $454,604, to water rights of $1,038,268, and to other water assets of $338,042. Further, the accumulated deficit of $14,405,252, most of which was due to the Company’s prior and now discontinued operation, was eliminated by a corresponding decrease in the Company’s additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carry-forwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital.

Note 18.     Stock Options and Warrants

      Under the Company’s 1997 and 1993 stock option plans (the “Plans”), the Company may grant options to purchase up to 2,200,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. The Company’s 1990 stock option plan, which provided for the grant of up to 800,000 options, terminated during the fiscal year ended March 31, 2001. Stock options are generally granted at an exercise price no less than fair value of the Company’s common stock on the date of grant. There were 600,334 options available to be granted at March 31, 2003.

      Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number of Shares	Exercise Price

Balance at March 31, 2000	1,621,567	$12.58
Granted	1,081,000	$.39
Exercised	—	$—
Cancelled/forfeited/expired	(1,272,192)	$12.75

Balance at March 31, 2001	1,430,375	$3.17
Granted	188,500	$.59
Exercised	—	$—
Cancelled/forfeited/expired	(72,790)	$10.70

Balance at March 31, 2002	1,546,166	$2.55
Granted	217,000	$.86
Exercised	—	$—
Cancelled/forfeited/expired	(163,500)	$8.86

Balance at March 31, 2003	1,599,666	$1.54

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at March 31, 2003:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price
	Options	Contractual Life	Average Exercise	Options	of Exercisable
Range of Exercise Price	Outstanding	(Years)	Price	Exercisable	Options

$ .23 - .86	1,433,000	7.53	$.49	742,333	$.41
4.38 - 5.44	60,000	.17	5.08	60,000	5.08
10.88 - 12.06	50,000	.60	11.11	50,000	11.11
13.65 - 14.50	30,000	1.00	14.01	30,000	14.01
15.88 - 18.69	26,666	1.12	16.58	26,666	16.58

Totals	1,599,666	6.80	$1.51	908,999	$2.23

      At March 31, 2003, 2002 and 2001 the number of options exercisable was 908,999, 673,666 and 389,375, respectively, and the weighted-average exercise price of those options was $2.23, $5.29 and $10.59, respectively.

      During the fiscal year ended March 31, 2001 the exercise price of options to purchase 600,000 shares of common stock was lowered to the then current market price of the Company’s common stock. This modification of the exercise price requires the modified stock options to be accounted for following variable plan accounting until such options are exercised, are cancelled, or expire unexercised. For fiscal years ended March 31, 2003, 2002 and 2001, compensation expense associated with these options totaled ($145,740), $145,740 and $0, respectively.

Note 19.     Extraordinary Income

      During the year ended March 31, 2003, the Company repurchased $500,000 of its outstanding 9% Debentures, plus accrued interest of $20,836, for $295,836 in cash. After reducing related deferred debt costs of $27,000, net of accumulated amortization of $21,000, the Company recognized a $219,000 extraordinary gain on the early extinguishment of debt.

      During the fiscal year ended March 31, 2001, the Company abandoned its Olancha project in Inyo County, California, due to insurmountable local regulatory impediments. In connection with that abandonment, the Company returned the associated real property to the seller of the property in exchange for full satisfaction and retirement of the Company’s note in favor of the seller in the amount of $758,000 and accrued interest of $11,000 (Note 10), and recognized an extraordinary gain on extinguishment of debt, net of income taxes, of $769,000.

      During the year ended March 31, 2001, the Company repurchased $908,888 of its outstanding 9% Debentures, plus accrued interest of $13,714, for $513,602 in cash. After reducing related deferred debt costs of $49,617, net of accumulated amortization of $26,094, the Company recognized a $385,477 extraordinary gain on the early extinguishment of debt.

Note 20.     Other Income

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction expenses. On March 23, 2001, the Company received net proceeds from the sale, realizing a gain of $879,208, after providing for transaction costs and a residual interest due to an unrelated third party.

Note 21.     General and Administrative Expenses

      General and administrative expenses for the years ended March 31, 2003, 2002 and 2001 consist of the following:

	2003	2002	2001

Payroll and related costs	$1,488,443	$1,621,838	$1,461,091
Legal and accounting	368,260	333,453	331,435
Consulting and engineering	260,691	340,621	675,724
Travel	62,721	99,093	97,613
(Recovery of) allowance for water project costs	—	—	(85,425)
Impairment of assets	—	—	762,770
Other corporate expenses	900,695	680,604	690,787

	$3,080,810	$3,075,609	$3,933,995

Note 22.     Employee Benefit Plan

      The Company has a 401(k) Plan for all employees. Employer contributions by the Company are discretionary. In the three most recent fiscal years, the Company has matched a percentage of the contributions of participating employees. Company matching contributions for the years ended March 31, 2003, 2002 and 2001 amounted to $9,731, $10,000, and $7,197, respectively.

Note 23.     Segment Information

	2003	2002	2001

Segment revenue:
California	$1,519,163	$1,464,200	$2,126,695
Colorado	10,072	—	—

	$1,529,235	$1,464,200	$2,126,695

Interest Income:
California	$—	$—	$—
Colorado	—	—	—
Non-segment	90,508	170,006	478,204

	$90,508	$170,006	$478,204

Interest Expense:
California	$58,449	$83,952	$289,536
Colorado	—	—	—
Non-segment	798,153	775,747	849,413

	$856,602	$859,669	$1,138,949

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Depreciation and amortization expense:
California	$985,992	970,452	1,063,437
Colorado	—	—	—
Non-segment	73,680	63,926	172,690

	$1,059,672	1,034,378	1,236,127

Net income (loss):
California	$(565,831)	$(571,515)	$(743,888)
Colorado	9,708	—	—
Non-segment	(1,590,078)	(2,708,879)	(570,614)

	$(2,146,201)	$(3,280,394)	$(1,314,502)

Assets:
California	$6,077,753	$8,282,294
Colorado	12,261,651	12,057,131
Non-segment	1,574,793	3,885,466

	$19,914,197	$24,224,891

      For the years ended March 31, 2003, 2002 and 2001, the Company recognized revenue of $1,282,661, $1,305,809, and $1,286,971, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

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

      The non-segment amount under net operating income (loss) includes general and administrative expenses. The non-segment amount under depreciation and amortization includes depreciation of the non-segment property and equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets.

Note 24.     Commitments and Contingencies

      The Company has several non-cancelable office equipment, office space and farmland operating leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $89,526, $121,070, and $74,341 for the years ended March 31, 2003, 2002 and 2001, respectively.

      In addition, the Company entered into a five-year pumping rights lease and a water sale agreement with the City of Inglewood in September 1998. In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year and a fifteen-year water rights lease. The five-year water rights lease is expected to provide 1,008 acre-feet per year for a payment of $150 per acre-foot in the

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first year. This amount escalates over the remaining four-year period at $7.50 per acre-foot per year. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year. The fees for subsequent years are to be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by MWD for full service untreated water and the price components established by the West Basin Municipal Water District for MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

      Future minimum leases payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2003 are:

Water Rights

Year ending March 31,
2004	$33,750
2005	33,750
2006	33,750
2007	33,750
2008	33,750
Thereafter	185,583

Total minimum lease payments	$354,333

      In May 1999, the Company entered into an agreement with the Norte-Sur Water Company (“NSWC”) for the purchase of 14,000 acre-feet of water from NSWC for $50 per acre-foot. In accordance with the agreement, the Company paid a deposit of $350,000. In December 1999, the Company entered into an agreement with the Westlands Water District (“WWD”) to deliver up to 14,000 acre-feet to WWD at a price of $75 per acre foot. Per the agreement, WWD made a series of payments ending in December, 2001 in which WWD has paid the entire purchase price of $1,050,000 to the Company. During the year ended March 31, 2001 the Company delivered to WWD 2,000 acre-feet of water from NSWC. The remaining 12,000 acre-feet cannot currently be delivered to WWD due to disputes between WWD and certain other water districts in the area that will not convey the water to WWD. In March 2003, the Company purchased the remaining water from NSWC with the payment to NSWC of the remaining $300,000, plus accrued interest of $19,000.

      The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, the Company, upon advice of its legal counsel, believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.     Supplemental Disclosure of Cash Flow Information

	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$850,796	982,067	1,315,461
Interest capitalized during the period	—	—	—
Cash paid during the period for income taxes	3,200	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Issuance of paid-in-kind Series F Preferred Stock dividend	24,080	22,167	—
Accretion of preferred stock to redemption value	130,604	108,298	38,255
Intrinsic value of variable plan stock options:
Deferred compensation	(300,000)	300,000	—
Additional paid-in capital	300,000	(300,000)
Transfer of assets held for sale:
Assets held for sale	—	2,863,158	—
Land	—	(553,005)	—
Water rights	—	(1,668,153)	—
Other water assets	—	(642,000)	—
Sale of land:
Notes receivable	—	102,000	—
Land	—	(102,000)	—
Write-off of property, equipment and related
Accumulated depreciation
Property and equipment		—	(99,108)
Accumulated depreciation		—	99,108
Excess of carrying value over amount paid to retire Preferred Stock:
Series D Preferred Stock	—	—	(10,000,000)
Series F Preferred Stock	—	—	364,000
Common stock	—	—	175
Additional paid-in capital	—	—	38,325
Restricted cash	—	—	3,853,643

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26.     Quarterly Financial Data (Unaudited)

      The following is a summary of quarterly results for the fiscal years ended March 31, 2003, 2002 and 2001:

Fiscal 2003 Quarters Ended:	June 30	September 30	December 31	March 31

Water revenue	$420,091	472,852	326,084	310,208
Income (loss) from continuing operations before income taxes	(802,916)	(682,244)	125,738	(1,002,579)
Net income (loss)	$(806,116)	(682,244)	125,738	(783,579)
Net income (loss) applicable to common stockholders	$(836,485)	(1,004,805)	92,299	(831,379)

Earnings per share — Basic and diluted	$(.10)	(.13)	.01	(.10)

Weighted average shares — Basic and diluted	8,069,012	8,069,012	8,069,012	8,069,012

Fiscal 2002 Quarters Ended:	June 30	September 30	December 31	March 31

Water revenue	$451,740	328,729	338,033	345,698
Loss from operations	(568,615)	(694,844)	(496,328)	(832,934)
Net income (loss)	$(753,804)	(875,845)	(613,923)	(1,036,822)

Net income (loss) applicable to common stockholders	$(1,089,748)	$(1,171,518)	(631,710)	(1,344,920)

Earnings per share — Basic and diluted	$(0.14)	(0.15)	(0.08)	(0.16)

Weighted average shares — Basic and diluted	8,069,012	8,069,012	8,069,012	8,069,012

Note 27.     Subsequent Event

      On June 18, 2003 the Company sold its shares in the Bear Valley Mutual Water Company to a local municipality for $722,700 in cash and recognized a gain of the sale of $78,768. On June 25, 2003 the Company’s Board of Directors declared the January 15, 2003 dividend on the Series C Preferred Stock; the dividend (in the amount of $279,428) was paid on June 26, 2003.