Form 10-Q
period 2003-06-30
WESTERN WATER CO
filed 2003-08-14
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Item		Page

1	Financial statements — unaudited:
	Consolidated balance sheets - June 30 and March 31, 2003	3
	Consolidated statements of operations - Three months ended June 30, 2003 and 2002	4
	Consolidated statements of cash flows- Three months ended June 30, 2003 and 2002	5
	Notes to consolidated financial statements	6
2	Management’s discussion and analysis of financial condition and results of operations	9
3	Quantitative and qualitative market risk disclosures	14
4	Controls and procedures	14
	PART II — OTHER INFORMATION
6	Exhibits and Reports on Form 8-K	16
	Signatures	16

WESTERN WATER COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
June 30 and March 31, 2003
(Unaudited)

	2003

Assets	June 30,	March 31,

Current assets:
Cash and cash equivalents	$918,161	$1,144,292
Accounts receivable	24,199	20,335
Current portion of notes receivable	7,492	6,491
Assets held for sale	553,005	1,196,937
Other current assets	185,224	51,044

Total Current Assets	1,688,081	2,419,099
Notes receivable, less current portion	158,384	160,319
Land	4,364,022	4,367,932
Water rights	11,604,966	11,605,014
Prepaid leasing costs, net of accumulated amortization	240,443	474,104
Other water assets	658,686	656,755
Deferred debt costs, net of accumulated amortization	100,826	112,879
Property and equipment, net of accumulated depreciation	285,150	93,767
Other assets	—	24,328

	$19,100,558	$19,914,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$292,511	$352,522
Accrued expenses and other liabilities	393,024	82,228
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	28,186	25,858

Total Current Liabilities	1,537,841	1,284,728
Long-term debt, less current maturities	100,711	128,897
9% Convertible subordinated debentures	8,317,778	8,317,778

Total Liabilities	9,956,330	9,731,403

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at June 30 and March 31, 2003	7,539,312	7,532,179
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,251.018 shares issued and outstanding (aggregate liquidation preference of $2,251,000) at June 30 and March 31, 2003	624,703	595,000
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at June 30 and March 31, 2003	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Deferred compensation		—
Accumulated deficit (accumulated since October 1, 1994)	(22,140,443)	(21,065,041)
Treasury stock, at cost, 341,200 shares at June 30, and March 31, 2003	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	980,213	2,055,615

	$19,100,558	$19,914,197

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
Three months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Revenue	$428,072	$420,091
Cost of revenue	234,005	232,067

Gross Profit	194,067	188,024
General and administrative expenses	724,370	728,354

Operating Income (Loss)	(530,303)	(540,330)

Other Income (Expenses):
Interest income	3,167	12,304
Interest expense	(190,009)	(244,585)
Gain on sale of assets	73,049	—
Other, net	(110,242)	(30,305)

	(224,035)	(262,586)

Income (Loss) before Income Taxes	(754,338)	(802,916)
Income Taxes (Note 2)	4,800	3,200

Net Income (Loss)	(759,138)	(806,116)
Accretion of preferred stock to redemption value	(36,836)	(30,369)
Preferred stock dividends	(279,428)	—

Net Income (Loss) Applicable to Common Stockholders	$(1,075,402)	$(836,485)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.13)	$(0.10)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Statements of Cash Flows
Three months ended June 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(759,138)	$(806,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	255,294	265,550
Compensation expense on vested compensatory stock options	—	14,229
(Gain)/loss on sale of property and equipment	(73,049)	3,964
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,864)	—
Assets held for sale	—	(1,931)
Other current assets	(134,180)	(253,828)
Other assets and other water assets	24,328	25,472
Increase (decrease) in:
Accounts payable	(60,011)	30,662
Accrued expenses and other liabilities	310,796	194,035

Net cash used in operating activities	(439,824)	(528,013)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	934	23,069
Prepayment of leasing costs	(296)	(181,440)
Proceeds from sale of assets, net of selling costs	716,981	—
Purchase of property and equipment	(196,709)	(54,335)
Additions to water rights	(1,931)	(878)

Net cash provided by (used in) investing activities	518,979	(213,584)

Cash Flows from Financing Activities:
Preferred stock dividends	(279,428)	—
Principal payments on long-term debt	(25,858)	(223,020)

Net cash used in financing activities	(305,286)	(223,020)

Net decrease in cash and cash equivalents	(226,131)	(964,617)
Cash and cash equivalents, beginning of period	1,144,292	3,320,917

Cash and cash equivalents, end of period	$918,161	$2,356,300

     See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the consolidated balance sheets of Western Water Company and Subsidiaries (the “Company”) as of June 30, 2003 and March 31, 2003, the consolidated statements of operations for the three months ended June 30, 2003 and 2002 and the statements of cash flows for the three months ended June 30, 2003 and 2002. The results of the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis, and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such deferred compensation is expensed pro-rata over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. During the fiscal quarters ended June 30, 2003 and 2002, compensation expense of $0 and $14,229 was recognized.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:

Quarter ended June 30:	2003	2002

Net income (loss) applicable to common stockholders:
As reported	$(1,075,402)	$(836,485)
Pro forma	$(1,108,481)	$(866,286)
Basic and diluted income (loss) per common share applicable to common stockholders:
As reported	$(0.13)	$(0.10)
Pro forma	$(0.14)	$(0.11)

The per share weighted-average fair value of stock options granted during the fiscal quarters ended June 30, 2003 and 2002 was $0.22, and $0.86, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: Quarters ended June 30, 2003 and 2002 — Expected dividend yield of zero, expected volatility of 136.30 and 125.62, risk-free interest rate of 2.93% and 4.84%, and an expected life of 5 years.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net income per share were 8,069,012 shares, respectively, for the three months ended June 30, 2003 and 2002.

Stock options to purchase 1,769,166 and 1,763,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the three months ended June 30, 2003 and 2002, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 524,450, 463,779 and 401,968 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted loss per share for the three months ended June 30, 2003 as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 357,143 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three months ended June 30, 2002 as their effect would have been anti-dilutive.

Segment reporting

Three months ended June 30:	2003	2002

Segment revenue:
California	$426,486	418,091
Colorado	1,586	2,000
Operating income (loss):
California	192,529	186,224
Colorado	1,538	1,800
Non-segment	(724,370)	(728,354)

Three months ended June 30:	2003	2002

Interest income:
California	—	—
Colorado	—	—
Non-segment	3,167	12,304
Interest expense:
California	—	35,357
Colorado	—	—
Non-segment	190,009	209,228
Depreciation, depletion and amortization expense:
California	233,957	242,613
Colorado	48	—
Non-segment	21,289	22,937

As of June 30, 2003
and March 31, 2003:	June 30	March 31

Water rights:
California	$848,790	$848,790
Colorado	10,756,176	10,756,224

	$11,604,966	$11,605,014

Assets:
California	$5,186,815	$6,077,753
Colorado	12,258,506	12,261,651
Non-segment	1,655,237	1,574,793

	$19,100,558	$19,914,197

For the three months ended June 30, 2003 and 2002, the Company recognized revenue of $321,000 and $332,000, respectively, from sales of water to the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects to adopt the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. However, it is reasonably possible that adopting SFAS No. 150 on July 1, 2003 for existing financial instruments entered into before May 31, 2003, could result in reclassification of the Company’s preferred stock as liabilities. The Company is currently evaluating the impact of SFAS No. 150. If adoption of SFAS No. 150 ultimately requires re-classification of the Company’s Series C and Series F Preferred Stock as liabilities, then the Company’s liabilities would increase by the fair value of the Series C and the Series F Preferred Stock and the mezzanine section of the consolidated balance sheet would decrease by $8,164,105, with any remaining balance recorded to accumulated deficit.

Note 2. Going Concern:

The Company believes that recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on its outstanding preferred stock. The Company also deferred the decision to declare the January 15, 2003 Series C Preferred Stock dividend and actually declared and paid such dividend in June, 2003. Although the Company believes that foreseeable revenues from operations will be insufficient to fund such operating expenses, the Company currently plans to fund itself during the fiscal year ending March 31, 2004 from any new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, and from planned sales of assets. As of June 30, 2003, the Company had working capital of approximately $150,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or complete the sale of assets, or if any or all of the revenue or sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated proceeds, if material, could impair the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Income Taxes:

Management does not expect there will be taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2003.

Note 4. Supplemental Cash Flow Information:

Three months ended June 30:	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	13,927	26,889
Cash paid during the period for income taxes	4,800	3,200
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	36,836	30,369
Recognition of deferred compensation on variable plan stock options:
Deferred compensation	—	(18,001)
Additional paid-in capital	—	18,001

Note 5. Sale of asset:

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company (BVMWC), California to a California municipality. The sale provided cash proceeds of approximately $723,000 and resulted in a gain of approximately $73,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof and based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2003, any Current Reports on Form 8-K filed by the Company and any Registration Statements on Form S-8 or Form S-3 filed by the Company.

Critical Accounting Policy

In response to the SEC’s release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the fair value of any of its water rights, such impairment is recorded in the period in which such event or circumstance becomes known to the Company. During each of the periods in the three and nine months ended June 30, 2003 and 2002, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights.

The critical estimates are those made by the Company in assessing whether an impairment exists that is associated with the fair value of its water rights. When considered necessary, management obtains third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company within the preceding twelve months, upon actual sales to an unaffiliated third party of water derived from the Project, and upon current negotiations for the sale of Water Delivery Contract Units.

Overview

Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company has been exploring various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives While the Company has no formal plan to liquidate all or substantially all of its assets, it is continuing to pursue a strategy of selling non-strategic assets to bolster its cash position while concentrating its efforts on the development and monetization of its existing strategic water-related assets. The Company has also been exploring the sale of its Northern California assets, including both its strategic and non-strategic assets.

Results of Operations

The following is a description of the Company’s results of operations for the three and nine months ended June 30, 2003 and 2002.

CONSOLIDATED

Three Months Ended June 30:	2003	2002

Revenue	$428,000	$421,000
Loss before income taxes	(754,000)	(803,000)
Income taxes	5,000	3,000

Net loss	(759,000)	(806,000)
Accretion of preferred stock to redemption value	(37,000)	(30,000)
Preferred stock dividends	(279,000)	—

Net loss applicable to common stockholders	$(1,075,000)	$(836,000)

Basic and diluted net loss per share applicable to common stockholders	$(0.13)	$(0.10)

Management does not expect that the Company will generate taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a federal income tax liability and has recorded the minimum state income tax provision for the three months ended June 30, 2003.

CALIFORNIA OPERATIONS

Three Months Ended June 30,	2003	2002

Revenue	$426,000	$420,000
Cost of revenue	234,000	232,000

Gross Profit	192,000	188,000
Gain on sale of assets	73,000	—

Revenues for each of the three month periods consisted solely of revenues generated by the Company from its water related activities. Water revenue for the three month periods included revenues from the sale of water and from water lease agreements with municipal water districts in California. Cost of revenue for the three month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues during each of the three-month periods were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California. For the three months ended June 30, 2003 and 2002, the Company recognized revenue of $321,000, and $332,000, respectively, from the City of Inglewood, or approximately 75% and 79%, respectively, of the revenues derived during those periods from the Company’s California operations. Although revenues and related cost of sales from the City of Inglewood were relatively unchanged, the revenues from other sources for the quarters ended June 30, 2003 and 2002 included minor water sale transactions which were slightly higher in the 2003 period. As a result, revenues from the Company’s California operations increased by approximately 2% for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002. Revenues from the agreement with the City of Inglewood are expected to remain substantially unchanged until the expiration of that agreement in September, 2003. However, the Company’s ability to generate other revenues in California will be dependent upon its ability to successfully complete water sales and other revenues and, therefore, is not currently predictable.

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company to a California municipality in an all-cash transaction. The sale resulted in a gain of $73,000.

COLORADO OPERATIONS

Three Months Ended June 30,	2002	2002

Revenue	$2,000	2,000
Cost of revenue	—	—

Gross Profit	2,000	2,000

All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. Since the date that the Company first acquired water assets in the Cherry Creek basin in Colorado in 1992, the Company has been primarily engaged in acquiring and developing the assets that currently constitute the Company’s Cherry Creek Project. Other than the sale of non-strategic real estate owned by the Company in the Cherry Creek basin, the Company to date has not generated material revenues from its Colorado operations. However, the Company has commenced implementing a plan to market and sell Water Delivery Contract Units (“WDCUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WDCUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that WDCUs will, in fact, be sold on terms satisfactory to the Company.

During the three month periods ended June 30, 2003 and 2002, the Company delivered small amounts of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue to be derived from such sale is material. However, the Company believes that this initial sale of water, entailing perfection of the underlying water rights, completion of physical infrastructure and acquisition of various permits required for the delivery, represents an important milestone in the development of the Cherry Creek Project.

GENERAL AND ADMINISTRATIVE EXPENSES

Three Months Ended June 30,	2003	2002

General and administrative expenses	$724,000	728,000

     General and administrative expenses for the three months ended June 30, 2003 decreased by $4,000 (1%) from the comparable period in 2002, primarily due to lower consulting expenses in the 2003 period.

OTHER INFORMATION

	Three Months Ended
	December 31,

	2003	2002

Interest income	$3,000	12,000
Interest expense	(190,000)	(245,000)
Other income (expense)	(110,000)	(30,000)

Interest income is comprised of interest earned on the Company’s cash and cash equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for the three-month period ended June 30, 2003 from the comparable period ended June 30, 2003 due primarily to lower cash balances invested and lower effective interest rates during the 2003 period.

Interest expense for the three-month period ended June 30, 2003 was lower than the comparable period in 2002 due to $500,000 lower balance on 9% convertible subordinated debentures in the 2003 period, and the underlying outstanding debt for all periods was interest expense of $24,000 in the 2002 period in connection with the Company’s then outstanding obligation to purchase water in the San Joaquin Valley under the Norte-Sur water purchase agreement.

Other expense for the three-month period ended June 30, 2003 was higher than the comparable period in 2002 due to an accrual for a retroactive assessment of property taxes in the amount of $124,000 by the County of San Bernardino relating to certain water rights which the Company sold in December 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company had working capital and a current ratio of $150,000 and 1.10 to l, as compared to working capital and a current ratio of $1,134,000 and 1.88 to 1, respectively, at March 31, 2003.

For the three months ended June 30, 2003, the Company had a net loss of $759,000 and a net decrease in cash of $226,000.

The Company funded its working capital needs during the quarter ended June 30, 2003 through its existing operating revenue, its existing capital resources, and cash generated by sales of assets. On June 18, 2003 the Company sold the BVMWC shares and recognized a gain of $73,000. The Company intends to continue to sell other non-strategic assets to generate cash and reduce its operating expenses while it continues to develop its principal water assets to generate operating revenues in the future. For example, during the current fiscal year ending March 31, 2004, the Company plans to sell its remaining land in San Bernardino County. These assets have a book value of $553,000, and the Company currently expects to realize more than the book value of these assets from these sales.

The Company will also consider selling or otherwise redeploying its West Basin groundwater pumping rights during the current fiscal year, because the Inglewood agreement to which those rights have been dedicated since 1998 is scheduled to expire on October 1, 2003. The Company is also considering the possible sale of some or all of its water rights and real estate assets in Northern California.

The Company’s recurring revenues will be insufficient to cover general and administrative expenses, interest on outstanding indebtedness and dividends when and if declared on outstanding preferred stock. Therefore, the Company currently plans to fund itself during the fiscal year ending March 31, 2004 from any new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, and from sales of assets. As of June 30, 2003, the Company had working capital of approximately $150,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or assets, or if any or all of the revenue on sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated proceeds, if material, could impair the Company’s ability to continue as a going concern.

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

Although the Company has attempted to reduce its future commitments, the Company is still committed to certain material expenditures over the next several years, including the following:

•	The Company is obligated to make scheduled payments of principal on its remaining secured indebtedness for fiscal years ending March 31, 2004, 2005, 2006, 2007 and 2008 of $0, $28,000,$31,000, $33,000 and $37,000, respectively.

•	The Company is required to make semi-annual interest payments on March 31 and September 30 of $374,000 on the $8,318,000 principal amount of Debentures through their maturity on September 30, 2005, and to make the payment of the $8,318,000 of principal upon that maturity date.

•	The holders of the 7,708 outstanding shares of Series C Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $72.50 per share, payable semi-annually on January 15 and July 15 of each year (aggregating $558,830 per year). During the quarter ended June 30, 2003, the Company declared and paid cash dividends of $279,000.

•	The holders of the 2,251.018 outstanding shares of Series F Preferred Stock are entitled to receive, when and if declared, annual dividends in the amount of $60.00 per share, payable semi-annually on January 15, and July 15 of each year (aggregating $129,000 per year). These dividends may be paid in cash or in additional shares of Series F Preferred Stock, at the Company’s sole discretion.

Based on its existing assets and on its projected operating income and expenses, the Company expects that it will be able to fund its foreseeable operating expenses and working capital needs for at least one year from the date of this report from existing cash, proceeds derived from on-going operations and proceeds from the anticipated sale of certain existing assets and the sale of Cherry Creek Project WDCUs. No assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

The Company does not believe that inflation will have a material impact on its results of operations.

The Company is committed to certain material expenditures over the next several years, including the following:

Commitments expiring in fiscal years:	2004	2005	2006	2007	2008	Thereafter

Scheduled principal payments on existing indebtedness	$—	28,000	31,000	33,000	37,000	—
Semi-annual interest payments on debentures	749,000	749,000	375,000	—	—	—
Principal redemption of debentures	—	—	8,318,000	—	—	—
Dividends on Series C redeemable preferred stock	559,000	559,000	559,000	280,000	280,000	—
Dividends on Series F redeemable preferred stock (1)	—	—	—	—	—	—
Redemption of Series C redeemable preferred stock (in FY 2007 and FY2008)	—	—	—	3,854,000	3,854,000	—
Redemption of Series F redeemable preferred stock (in FY 2011 and FY2012)	—	—	—	—	—	2,251,000

(1)	Dividends may be paid in additional shares of Series F redeemable preferred stock, or in cash, at the Company’s option. Redemption value assumes dividends are paid in additional Series F redeemable preferred stock, with the entire issue, including interim issuance of dividend shares, redeemed at maturity in 2011 and 2012.

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

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No, 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects to adopt the provisions of the Statement on July 1, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. However, it is reasonably possible that adopting SFAS No. 150 on July 1, 2003 for existing financial instruments entered into before May 31, 2003, could result in reclassification of the Company’s preferred stock as liabilities. The Company is currently evaluating the impact of SFAS No. 150. If adoption of SFAS No. 150 ultimately requires re-classification of the Company’s Series C and Series F Preferred Stock as liabilities, then the Company’s liabilities would increase by the fair value of the Series C and the Series F Preferred Stock and the mezzanine section of the consolidated balance sheet would decrease by $8,164,105, with any remaining balance recorded to accumulated deficit.

Risk Factors

The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of the Company’s Common Stock.

History of Losses in Principal Business
 To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell its water assets, and those of its clients. The Company has generated revenues of $1,529,000, 1,464,000, and $2,127,000 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, while incurring net losses of $2,146,000, $3,280,000 and $1,315,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. Although electric prices receded in Fiscal 2003, conveyance capacity constraints, the trend toward direct transactions between water districts (which eliminate the opportunity for the Company to earn compensation for arranging such transactions) and the Company’s limited financial resources prevented the Company from completing significant new water sales. In light of the Company’s current financial condition, if the Company continues its operations, losses from operations may not be sustainable for the period of time required to develop a viable water market, and it is possible that governmental entities will continue to monopolize access to conveyance and storage facilities thus precluding profitable third-party water transfers, particularly across the Sacramento — San Joaquin River Delta (the “Delta’’). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent on sales of water delivery contract units or assets, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Uncertainty of Future Water Revenue
 The Company’s ability to generate material revenues in the future is dependent on (i) the Company’s ability to sell significant quantities of water from its Yuba Property water assets, (ii) the Company’s ability to develop and sell water as part of the Colorado Cherry Creek Project, (iii) the Company’s activities as an independent water wholesaler in California, and (iv) the Company’s ability to resolve regulatory issues restricting its ability to sell and transport water to potential customers in its California operations. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to California customers, which regulatory obstacles the Company does not expect to overcome in the near future. Unless the regulatory impediments are removed or modified, the Company believes that its ability to generate significant revenues from its water assets will be severely limited. No assurance can be given that the regulatory obstacles currently limiting the Company’s ability to protect, develop and monetize its California water assets will be changed, or if changed, that the changes will occur in the near future. Moreover, the Company faces significant competition in arranging independent water transfers from governmental agencies, including

USBR, DWR and MWD, which have offered direct water purchase transactions to certain irrigation districts. This competition is significant because these agencies also control or influence access to conveyance facilities necessary to completion of water transfers. Finally, in addition to its ability to overcome numerous regulatory impediments, the Company’s ability to become an independent water wholesaler in California is dependent upon the Company’s ability to arrange for the transportation and storage of water and on its ability to finance the foregoing activities. As a result, no assurance can be given if the Company will ever be able to generate significant revenues from its water transfer activities in California. In addition, before the Company can consummate significant water deliveries in its Cherry Creek Project in Colorado, the Company or the purchaser of such water will have to build the infrastructure necessary to utilize the water. The requirement to build the infrastructure will affect the ability of the Company to sell its water, the price at which the water can be sold, and the revenues that the Company can derive from its Colorado water assets.

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

Item 3. Quantitative and Qualitative Market Risk Disclosures

Prior to June 30, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of June 30, 2003, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The following table presents principal cash flows and related interest rates of the Company’s long-term fixed rate debt for the fiscal periods indicated:

Twelve-month
periods ending
June 30:	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$—	$28,000	$8,349,000	$33,000	$37,000	—	$8,447,000
Weighted average interest rate	—	9.0%	9.0%	9.0%	9.0%	—	9.0%

The carrying amount of long-term debt is a reasonable estimate of fair value as management believes the terms of the debt approximates the interest rate and other terms currently available to the Company.

The carrying amount of the debentures is based on the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. Over the past three fiscal years the Company has repurchased debentures in an unrelated series of voluntary transactions between the Company and individual debenture holders at 55 cents per dollar of the face amount. At the times consummated, each of these repurchase transactions represented the fair value of the debentures. During the fiscal year ended March 31, 2003, the Company repurchased debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. There were no repurchases during the quarter ended June 30, 2003. Because there is no quoted market for the debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase further debentures at this price. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its Debentures over the last four fiscal years at prices which, in aggregate, represent 36% of the face value of Debentures so repurchased.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s President and Chief Executive

Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There was no change in the Company’s internal control over financial reporting in the most recent fiscal quarter that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Matters

Annual Meeting of Stockholders. The Company has historically held its annual meeting of stockholders in the second week of September following its fiscal year end. The Company currently plans to defer the annual meeting of stockholders until the third fiscal quarter of the current fiscal year. The date has not yet been established by the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

               31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: August 14, 2003	By:	/s/ WILLIAM T. GOCHNAUER

William T. Gochnauer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)