Form 10-Q
period 2003-09-30
WESTERN WATER CO
filed 2003-11-13
CIK 866671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES ☒	NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).

YES ☐	NO ☒

As of November 10, 2003, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION

Item		Page

1	Financial statements — unaudited:
	Consolidated balance sheets - September 30 and March 31, 2003	3
	Consolidated statements of operations - Three and six months ended September 30, 2003 and 2002	4
	Consolidated statements of cash flows - Six months ended September 30, 2003 and 2002	5
	Notes to consolidated financial statements	6
2	Management’s discussion and analysis of financial condition and results of operations	10
3	Quantitative and qualitative market risk disclosures	17
4	Controls & procedures	18
	PART II — OTHER INFORMATION
4	Submission of Matters to a Vote of Security Holders	19
5	Other Information	19
6	Exhibits and Reports on Form 8-K	19
	SIGNATURES	20

Item 1. Financial Statements

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

September 30 and March 31, 2003
(Unaudited)

	2003

	September 30,	March 31,

Assets
Current assets:
Cash and cash equivalents	$209,539	$1,144,292
Accounts receivable	435,560	20,335
Current portion of notes receivable	8,076	6,491
Assets held for sale	553,005	1,196,937
Other current assets	149,162	51,044

Total Current Assets	1,355,342	2,419,099
Notes receivable, less current portion	156,430	160,319
Land	4,366,896	4,367,932
Water rights	11,604,193	11,605,014
Prepaid leasing costs, net of accumulated amortization	—	474,104
Other water assets	658,686	656,755
Deferred debt costs, net of accumulated amortization	88,774	112,879
Property and equipment, net of accumulated depreciation	276,074	93,767
Other assets	—	24,328

	$18,506,395	$19,914,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$452,914	$352,522
Accrued expenses and other liabilities	164,665	82,228
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	28,186	25,858

Total Current Liabilities	1,469,885	1,284,728
Long-term debt, less current maturities	100,711	128,897
9% Convertible subordinated debentures	8,317,778	8,317,778

Total Liabilities	9,888,374	9,731,403

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at September 30 and March 31, 2003	7,546,444	7,532,179
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,318.549 and 2,251.018 shares issued and outstanding (aggregate liquidation preference of $2,319,000 and $2,251,000) at September 30 and March 31, 2003, respectively	669,468	595,000
Stockholders’ equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at September 30 and March 31, 2003	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Accumulated deficit (accumulated since October 1, 1994)	(22,718,547)	(21,065,041)
Treasury stock, at cost, 341,200 shares at September 30, and March 31, 2003	(1,374,870)	(1,374,870)

Total Stockholders’ Equity	402,109	2,055,615

	$18,506,395	$19,914,197

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2003	2002	2003	2002

Revenue	$367,183	$472,852	$802,966	$892,943
Cost of revenue	234,730	339,855	468,734	571,922

Gross Profit	132,453	132,997	334,232	321,021
General and administrative expenses	849,914	621,020	1,600,607	1,349,374

Operating Income (Loss)	(717,461)	(488,023)	(1,266,375)	(1,028,353)

Other Income (Expenses):
Interest income	3,621	67,202	6,788	79,506
Interest expense	(189,375)	(208,846)	(379,384)	(453,431)
Gain on disposition of assets	405,866	10,583	478,915	10,583
Other, net	(28,857)	(63,160)	(120,488)	(93,465)

	191,255	(194,221)	(14,169)	(456,807)

Income (Loss) before Income Taxes	(526,206)	(682,244)	(1,280,544)	(1,485,160)
Income Taxes (Note 4)	—	—	(4,800)	(3,200)

Net Income (Loss)	(526,206)	(682,244)	(1,285,344)	(1,488,360)
Accretion of preferred stock to redemption value	(39,607)	(31,490)	(76,443)	(61,859)
Preferred stock dividends	(12,291)	(291,071)	(291,719)	(291,071)

Net Income (Loss) Applicable to Common Stockholders	$(578,104)	$(1,004,805)	$(1,653,506)	$(1,841,290)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.07)	$(0.12)	$(0.20)	$(0.23)

     See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(1,285,344)	$(1,488,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	517,798	525,836
Gain on disposition of property	(478,915)	(10,583)
Compensation income on vested compensatory stock options	—	(154,261)
Loss on write-off of property and equipment	—	14,580
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(9,359)	(1,265)
Assets held for sale	—	(1,931)
Other current assets	(98,118)	(35,376)
Other assets and other water assets	24,328	68,907
Increase (decrease) in:
Accounts payable	100,392	16,693
Accrued expenses and other liabilities	82,437	(144,958)

Net cash used in operating activities	(1,146,781)	(1,210,718)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	2,304	24,018
Prepayment of leasing costs	(296)	(215,190)
Additions to land and improvements	(2,875)	—
Proceeds from disposition of assets, net of selling costs	716,981	176,731
Purchase of property and equipment	(196,869)	(67,867)
Additions to water rights	(1,931)	(1,755)

Net cash provided by (used in) investing activities	517,314	(84,063)

Cash Flows from Financing Activities:
Preferred stock dividends	(279,428)	(279,486)
Principal payments on long-term debt	(25,858)	(420,520)

Net cash used in financing activities	(305,286)	(700,006)

Net decrease in cash and cash equivalents	(934,753)	(1,994,787)
Cash and cash equivalents, beginning of period	1,144,292	3,320,917

Cash and cash equivalents, end of period	$209,539	$1,326,130

     See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and subsidiaries (the “Company”) as of September 30 and March 31, 2003, the consolidated statements of operations for the three and six month periods ended September 30, 2003 and 2002 and the statements of cash flows for the six months ended September 30, 2003 and 2002. The results of the three- and six-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis, and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding common stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such deferred compensation is expensed pro rata over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. No compensation expense related to stock options was recorded during the three and six months ended September 30, 2003. In the three- and six-month periods ended September 30, 2002, the Company recorded a $169,000 and $154,000 reduction to compensation expense, respectively, according to variable plan accounting, to reverse expense charges previously recorded for stock option-based compensation.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below.

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2002

Net income (loss) applicable to common stockholders:
As reported	$(578,104)	$(1,004,805)	$(1,653,506)	$(1,841,290)
Pro forma	$(611,183)	$(1,217,870)	$(1,719,664)	$(2,009,691)
Basic and diluted income (loss) per common share:
As reported	$(0.07)	$(0.12)	$(0.20)	$(0.23)
Pro forma	$(0.08)	$(0.15)	$(0.21)	$(0.25)

New Accounting Policies Adopted on July 1, 2003

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company has evaluated the impact of FIN 46 and has concluded that the Company is not involved with any variable interest entities and therefore the adoption of FIN 46 on July 1, 2003 did not have a material impact on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003, and has concluded that the adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net income per share were 8,069,012 shares, respectively, for the three and six months ended September 30, 2003 and 2002.

Stock options to purchase 1,769,166 and 1,603,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the three and six months ended in each of September 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 524,450, 463,779 and 414,027 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2003 as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 555,976, 463,779 and 390,260 shares of common stock, respectively, at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2002 as their effect would have been anti-dilutive.

Segment reporting

Six months ended September 30:	2003	2002

Segment revenue:
California	$780,696	$885,207
Colorado	22,270	7,736

	$802,966	$892,943

Operating income (loss):
California	$330,329	$313,284
Colorado	21,449	7,736
Non-segment	(1,618,153)	(1,349,375)

	$(1,266,375)	$(1,028,355)

Interest income:
California	—	—
Colorado	—	—
Non-segment	$6,788	$79,506

	$6,788	$79,506

Interest expense:
California	$(5,084)	$(56,361)
Colorado	—	—
Non-segment	(374,300)	(396,800)

	$(379,384)	$(453,431)

Depreciation, depletion and amortization expense:
California	$466,731	$487,116
Colorado	1,184	—
Non-segment	49,883	38,720

	$517,798	$525,836

As of September 30, and	September 30,	March 31,
March 31, 2003	2003	2003

Water rights:
California	$858,634	$848,790
Colorado	10,745,559	10,756,224

	$11,604,193	$11,605,014

Assets:
California	$5,350,684	$6,077,753
Colorado	12,267,656	12,261,651
Non-segment	888,055	1,574,793

	$18,506,395	$19,914,197

For the six months ended September 30, 2003 and 2002, the Company recognized revenue of $641,000 and $653,000, respectively, from sales of water to the City of Inglewood (“Inglewood”). No other customer accounted for more than 10% of the Company’s revenue. The Company concluded its five-year agreement with Inglewood during the quarter ended September 30, 2003. The Company and Inglewood have not renewed the agreement.

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

The non-segment amount under operating income (loss) includes general and administrative expenses. The non-segment amount under depreciation, depletion and amortization includes depreciation of the non-segment equipment, and amortization of debt issuance costs.

The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets.

Note 2. Going Concern:

The Company believes that recurring revenues will be insufficient for some time into the future to cover general and administrative expenses, interest on outstanding indebtedness and dividends, when and if declared, on its outstanding preferred stock. The Company had deferred the decision to declare the January 15, 2003 Series C Preferred Stock dividend and actually declared and paid such dividend in June 2003. The Company has deferred the decision to declare the July 15, 2003, Series C Preferred Stock dividend. Although the Company believes that foreseeable revenues from operations will be insufficient to fund its operating expenses, the Company currently plans to fund its working capital needs during the fiscal year ending March 31, 2004 from new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, from planned sales of assets, and from new asset-secured loans. As of September 30, 2003, the Company had a working capital deficit of approximately $115,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or complete the sale of assets, or if any or all of the revenue or sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated revenue or sales proceeds, if material, could impair the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

In the event that the Company is unable to generate sufficient cash to fund its operations for the next twelve months from sales of assets, sales of Cherry Creek Project WDCUs, or other operating revenues, the Company would have to take further action that could adversely affect the Company’s ability to continue to operate or to recognize full value from its remaining assets. For example, if the Company is unable to generate sufficient operating cash from the foregoing sources, the Company could be forced to (i) further reduce its general and administrative expenses by further reducing its work force, (ii) cease to make required payments on its outstanding debentures or its outstanding preferred stock, (iii) dissolve the Company, or (iv) enter into a corporate transaction with a third party for the sale of the Company or its assets. Should the Company be prevented from developing its Cherry Creek Project and/or selling that Project in the ordinary course of operations because of a lack of working capital, the Company may be unable to realize the full value of the Cherry Creek Project.

Note 3. Settlement Agreement:

During the quarter ended September 30, 2003, the Company entered into a settlement agreement relating to the condemnation proceedings concerning its Vessel Parcel of land at its Cherry Creek Project in Colorado. The parcel, comprising 36 acres of land, had been condemned in 2002 by the Parker Water and Sanitation District (PW&SD) for its own use. In July 2002, the Company received a preliminary deposit of $294,000 from PW&SD pending a hearing before the Colorado Water Court (the “Court”) to establish the final value of the property. The Company recorded a gain on the disposition of assets of $11,000 for the three and six months ended September 30, 2002 which included the carrying value of the condemned parcel of land. In September 2003, the Company reached a settlement with PW&SD, and the settlement was entered as a final rule and order terminating the condemnation action. Under the settlement, the parties agreed to total valuation (including costs of condemnation) of $700,000. Thus, PW&SD supplemented the preliminary deposit with a further payment to the Company of $406,000, which is reflected as an account receivable as of September 30, 2003. The Company collected the supplemental payment in full on October 3, 2003.

The Company recorded as expenses all of the costs associated with the condemnation proceedings as those costs were incurred. The proceeds from the settlement are recorded as a gain on the disposition of assets for the three and six month periods ended September 30, 2003.

Note 4. Income Taxes:

Management does not expect to have Federal taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a federal income tax provision but has recorded a provision for the state income taxes for the three and six months ended September 30, 2003.

Note 5. Supplemental Cash Flow Information:

Six months ended September 30:	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$388,299	$413,134
Cash paid during the period for income taxes	4,800	3,200
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	76,443	61,859
Recognition of deferred compensation on variable plan stock options:	—	154,261
Deferred compensation	—	145,740
Additional paid-in capital	—	(300,000)
Issuance of in-kind Series F preferred Stock dividend	12,291	11,585

Note 6. Sale of Asset:

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company (BVMWC) to a California municipality. The sale provided proceeds of approximately $723,000 and resulted in a gain of approximately $73,000.

Note 7. Domestic Disposal Site:

In September 2003, the Company discovered that a portion of a seven-acre parcel of its property in Northern California had historically been used as a domestic disposal site. The site is located in a remote section of property which was deeded to the Company by its predecessor in 1990. Based on a recent inspection and preliminary inquiry, use of the parcel as a domestic disposal site appears to have been abandoned for roughly 40 years. It is not known what materials were disposed at the site. The Company has not been notified of any potential liability with respect to the abandoned disposal site, and no claims have been made against the Company regarding the site. As of September 30, 2003, the Company is proceeding with an evaluation but is unable to reasonably determine the possible costs associated with cleanup of the site.

Note 8. Subsequent Event:

On November 3, 2003, the Company obtained a loan in the amount of $1 million from an unrelated third-party private investor. The loan matures on May 1, 2004, bears interest at 10% per annum, with interest and principal due on maturity, and is secured by the Company’s three rice farms in Yuba County, California. The terms of the loan additionally provide that, if payment is not made when scheduled at the due date, the interest rate on the outstanding balance will increase to 17% per annum until the time that the note is paid in full. Proceeds from the loan were first used by the Company to repay a long-term note payable in the total amount of $128,897 plus interest of $3,287, which had been secured by certain of the property, which is used to secure the new loan and to pay escrow and other closing costs associated with arranging the loan. The Company received net proceeds of $865,081 on November 3, 2003, which are expected to be used to fund a portion of its operating costs pending the sale of additional assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof and based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2003, any Current Reports on Form 8-K filed by the Company and any Registration Statements filed by the Company.

Critical Accounting Policy

In response to the SEC’s release No. 33-8040, “Cautionary Advise Regarding Disclosure about Critical Accounting Policies,” the Company has identified its most critical accounting policy as that related to the assessment of potential impairment of the carrying value of its water rights, which are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the carrying value of any of its water rights triggers a two step analysis pursuant to FASB Statement No. 144. Under this two step analysis, the second step requires the reduction of the carrying value of the water rights to their fair value in the event that under step one, the undiscounted cash flows generated by the water rights is less than their carrying value. During each of the periods in the three and six months ended September 30, 2003 and 2002, no such event or circumstance occurred that would, in the opinion of management, signify the need for a material reduction in the carrying value of any of the Company’s water rights.

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

Overview

Until the fiscal year ended March 31, 2000, the Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there was a growing demand for water resources in both of these areas, which demand is expected to exceed the water resources currently available to these areas. During the fiscal years ended March 31, 2001 and 2000, the Company executed a variety of wholesale water supply contracts with a number of retail municipal water agencies. However, the Company encountered significant regulatory obstacles to its attempts to develop and transfer water for delivery to such customers. Accordingly, the Company reduced its overhead expenditures, has deferred development activities, and has concentrated its efforts in California on overcoming the regulatory obstacles to water transfers and on arranging water transfers that do not face such obstacles. However, based on continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company suspended additional water acquisitions. The Company also faced significant financial problems brought on by the expenditure of funds for overhead and asset acquisitions in the face of constrained operating revenue. Therefore, the Company has been exploring various alternatives, including the sale of the Company, the sale of some or all of its assets, the liquidation of the Company, and various restructuring alternatives. While the Company has no formal plan to liquidate all or substantially all of its assets, it is continuing to pursue a strategy of selling non-strategic assets to improve its cash position, while concentrating its efforts on the development and monetization of its existing strategic water-related assets. Additionally, the Company has been exploring the sale of both its strategic and non-strategic assets in Northern California.

Results of Operations

The following is a summary of the Company’s results of operations for the three and six months ended September 30, 2003 and 2002.

CONSOLIDATED

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2002

Revenue	$367,000	$473,000	$803,000	$893,000
Loss before income taxes	(526,000)	(682,000)	(1,281,000)	(1,485,000)
Income taxes	—	—	(5,000)	(3,000)
Net loss	(526,000)	(682,000)	(1,285,000)	(1,488,000)
Accretion of preferred stock to redemption value	(40,000)	(31,000)	(76,000)	(62,000)
Preferred stock dividends	(12,000)	(291,000)	(292,000)	(291,000)
Net loss applicable to common stockholders	(578,000)	(1,005,000)	(1,654,000)	(1,841,000)
Basic and diluted net loss per share applicable to common stockholders	(0.07)	(0.12)	(0.20)	(0.23)

Management does not expect that the Company will generate Federal taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a federal income tax liability but has recorded a provision for state income taxes for the three and six months ended September 30, 2003.

CALIFORNIA OPERATIONS

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2002

Revenue	$346,000	$467,000	$781,000	$885,000
Cost of revenue	(234,000)	(340,000)	(468,000)	(572,000)
Gross profit	112,000	127,000	313,000	313,000
Gain on disposition of assets	—	—	$73,000	—

Revenues for each of the three- and six-month periods consisted solely of revenues generated by the Company from its water related activities. Water revenue for the three- and six-month periods included revenues from both the sale of water and from water lease agreements with municipal water districts in California. Cost of revenue for the three- and six-month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues during each of the three- and six-month periods were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California. The Company recognized revenue of $321,000 and $641,000, and $321,000 and $653,000 for the three- and six-month periods ended September 30, 2003 and 2002, respectively, from the City of Inglewood. No other customer accounted for more than 10% of the Company’s revenue. Revenues and related cost of sales from the City of Inglewood were relatively unchanged during the periods, and the Company concluded its five-year agreement with Inglewood during the quarter ended September 30, 2003. The Company and Inglewood have not renewed the agreement, and the Company’s ability to generate future revenues in California will be dependent upon its ability to successfully complete future water and other sales and, therefore, is not currently predictable. Water revenues in each of the three- and six-month periods ended September 30, 2002, are greater than in the comparable periods in 2003 because the Company sold agricultural water to the United States Bureau of Reclamation in the amount of approximately $100,000 during the 2002 periods which did not recur in 2003.

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company to a local municipality in an all-cash transaction. The sale resulted in a gain of $73,000.

COLORADO OPERATIONS

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2003

Revenue	$21,000	$6,000	$22,000	$8,000
Cost of revenue	(1,000)	—	(1,000)	—
Gross profit	20,000	6,000	21,000	8,000
Gain on disposition of assets	$406,000	11,000	$406,000	11,000

All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. Since the date that the Company first acquired water assets in the Cherry Creek basin in Colorado in 1992, the Company has been primarily engaged in acquiring and developing the assets that currently constitute the Company’s Cherry Creek Project. Other than the sale of non-strategic real estate owned by the Company in the Cherry Creek basin, the Company to date has not generated material revenues from its Colorado operations. However, the Company has commenced implementing a plan to market and sell Water Delivery Contract Units (“WDCUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial WDCUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are unpredictable. Thus, there can be no assurance that WDCUs will, in fact, be sold on terms satisfactory to the Company.

During the three- and six-month periods ended September 30, 2003 and 2002, the Company delivered small amounts of water produced from nontributary resources of the Cherry Creek Project. Neither the amount of water nor the revenue derived from such sales are material. However, the Company believes that these initial sales of water, entailing perfection of the underlying water right, completion of physical infrastructure and acquisition of various permits required for the delivery, represent important milestones in the development of the Cherry Creek Project.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2002

General and administrative expense	850,000	621,000	1,601,000	1,349,000

General and administrative expense for the three and six months ended September 30, 2003 was greater by $229,000 and $252,000, or 37% and 19%, from the comparable periods in 2002, primarily because the Company recorded a ($169,000) and ($154,000) reduction to compensation expense, according to variable plan accounting, to reverse expense charges previously recorded for stock option-based compensation during the three and six months ended September 30, 2002. General and administrative expense is also higher in 2003 because of greater expense for legal fees associated with the efforts to evaluate alternatives to sell some or all of the Company’s assets; the increase in legal fees was partially offset by lower consulting expenses and reduced operating expenses based on the closing of the Company’s office in Fresno, California. Following the quarter ended September 30, 2003, the Company reduced its work force by eliminating two positions and is planning for the elimination of three more positions. Because of the Company’s severance obligations to its former employees, the Company has not yet realized any expense savings from those actions. However, the Company’s general and administrative expenses in the future will reflect the reduction in the number of the Company’s employees. Such reduction in expenses will be partially offset to the extent that the Company retains independent consultants to provide some of the services provided by its former employees.

OTHER INFORMATION

	Three months ended		Six months ended
	September 30:		September 30:

	2003	2002	2003	2002

Interest income	4,000	67,000	7,000	80,000
Interest expense	(189,000)	(209,000)	(379,000)	(453,000)
Gain on disposition of assets	406,000	11,000	479,000	11,000
Other expense	(29,000)	(63,000)	(120,000)	(93,000)

Interest income is comprised of interest earned on the investment of the Company’s cash and equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for the three- and six-month periods ended September 30, 2003 from the comparable periods ended September 30, 2002 due primarily to a lower level of cash and equivalent balances available for investment.

Interest expense for the three- and six-month periods ended September 30, 2003 was lower than the comparable periods in 2002 due to $500,000 lower balance on 9% convertible subordinated debentures in the 2003 periods. Interest expense of $24,000 in 2002 represents interest incurred in connection with the Company’s then outstanding obligation to purchase water in the San Joaquin Valley under the Norte-Sur water purchase agreement.

The gain on disposition of assets of $406,000 and $479,000 in the three- and six-month periods ended September 30, 2003, is greater than in the comparable periods ended September 30, 2002, due to the settlement agreement the Company reached with PW&SD in September 2003. Under the final settlement, PW&SD made an additional payment of $406,000 to the Company. In June 2003, the Company also recorded a gain of $73,000 on the sale of its shares in the Bear Valley Mutual Water Company to a California municipality.

Other expense for the six months ended September 30, 2003 was higher than the comparable period in 2002 due to an accrual for property taxes in the amount of $124,000 retroactively assessed by the County of San Bernardino in May 2003, relating to certain water rights which the Company sold in December 2002. Because the Company contested the imposition of such taxes and failed to make payment by the due date, San Bernardino County has assessed a penalty of approximately $16,000, bringing the current amount of overdue taxes on the disposed water rights to $140,000. Other expense for the quarter ended September 30, 2003 was less than that for the comparable quarter in 2002, primarily because of the recording of a provision in the amount of $29,000 for uninsured expenses associated with a fire on the Company’s premises in 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company had a working capital deficit and a current ratio of ($115,000) and (0.92): l, as compared to working capital and a current ratio of $1,134,000 and 1.88:1 at March 31, 2003.

For the six months ended September 30, 2003, the Company had a net loss of $1,285,000 and a net decrease in cash of $935,000.

The Company funded its working capital needs during the six months ended September 30, 2003 through its existing operating revenue, its existing capital resources, and cash generated by the sales of assets. On June 18, 2003 the Company sold the BVMWC shares and recognized a gain of $73,000. On October 3, 2003, the Company received an additional payment of $406,000 from the Parker Water & Sanitation District, as discussed under “Other Information,” above. The Company intends to continue to sell other non-strategic assets to generate operating cash and will attempt to further reduce its operating expenses while it continues to develop those principal water assets that it believes will provide the greatest return for the Company. For example, during the current fiscal year ending March 31, 2004, the Company plans to sell its remaining land in San Bernardino County. These assets have a book value of $553,000 as of September 30, 2003, which is less than their fair value. The Company will also consider selling or otherwise redeploying its West Basin groundwater pumping rights during the current fiscal year, because the Inglewood agreement to which those rights have been dedicated since 1998 expired on October 1, 2003. The Company is also considering the possible sale of some or all of its water rights and real estate assets in Northern California.

In order to fund its working capital needs, on November 3, 2003, the Company obtained a loan in the amount of $1 million from an unrelated third-party private investor. The loan matures on May 1, 2004, bears interest at 10% per annum, with interest and principal due on maturity, and is secured by the Company’s three rice farms in Yuba County, California. The terms of the loan additionally provide that, if payment is not made when scheduled at the due date, the interest rate on the outstanding balance will increase to 17% per annum until the time that the note is paid in full. Proceeds from the loan were first used by the Company to repay a purchase money note in the total amount of $128,897 plus interest of $3,287, which had been secured by certain of the property. Repayment of the prior note was required in order to provide security for the new loan. Proceeds of the new loan were also used to pay escrow and other closing costs associated with arranging the loan. The Company received the remaining net proceeds of $865,081 on November 3, 2003, which net proceeds are expected to be used to fund a portion of its operating costs pending the sale of additional assets.

The Company’s recurring revenues will be insufficient to cover general and administrative expenses, interest on outstanding indebtedness and dividends, when and if declared, on outstanding preferred stock. Therefore, the Company currently plans to fund its working capital needs during the fiscal year ending March 31, 2004 from new water revenues that it may generate from its Water Delivery Contract Units, from its existing capital resources, from the sale of assets, and from new asset-secured loans. As of September 30, 2003, the Company had a working capital deficit of $115,000. In the event that the Company is unable to generate new water revenues from the sale of Water Delivery Contract Units or the sale of assets, or if any or all of the revenue on sales proceeds are significantly less than anticipated, the Company may not have sufficient cash available to fund its estimated expenses for the next twelve months. Such shortfall(s) from anticipated proceeds, if material, could impair the Company’s ability to continue as a going concern.

The Company believes that its current resources plus the funds it expects to generate from the sale of non-strategic assets, the sale of Cherry Creek Project WDCUs, and asset-secured loan proceeds will be sufficient to fund its planned capital outlays and operating expenses for the fiscal year ending March 31, 2004. Although the Company has attempted to reduce its future commitments, as of September 30, 2003, the Company is still committed to certain material expenditures over the next several years, including the following:

Scheduled payments on existing outstanding indebtedness	2004	2005	2006	2007	2008	Thereafter

Scheduled principal payments on existing indebtedness	$—	28,000	31,000	33,000	37,000	—
Semi-annual interest payments on debentures	375,000	749,000	375,000	—	—	—
Principal redemption of debentures	—	—	8,318,000	—	—	—
Dividends on Series C Preferred Stock	559,000	559,000	559,000	280,000	280,000	—
Dividends on Series F Preferred Stock (1)	—	—	—	—	—	—
Redemption of Series C Preferred Stock (in FY 2007 and FY2008)	—	—	—	3,854,000	3,854,000	—
Redemption of Series F Preferred Stock (in FY 2011 and FY2012)	—	—	—	—	—	2,319,000

(1)	Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. Redemption value assumes dividends are paid in additional Series F redeemable preferred stock, with the entire issue, including interim issuance of dividend shares, redeemed at maturity in 2011 and 2012.

As discussed above, in conjunction with the new asset-secured loan obtained on November 3, 2003, the Company is obligated for a principal payment with accrued interest of $1,050,000 on May 1, 2004.

Management believes that the fair value of the Cherry Creek Project, if and when fully developed or sold, exceeds the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and disposition of that asset. Based on its existing assets and on its projected operating income and expenses, the Company plans to fund its foreseeable working capital needs for at least one year from the date of this report from existing cash, proceeds derived from on-going operations and proceeds from the anticipated sale of certain existing assets and the sale of some Cherry Creek Project WDCUs and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or, if the Company elects to do so, that it will be able to raise additional funds.

The Company has been engaged in negotiations with various parties regarding the sale of some or all of the Company’s Northern California real estate and water assets. The Northern California water assets consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with the Goldfields located along the Yuba River, and the real estate and water rights associated with the Company’s rice farms located in Yuba County. The Company has received various proposals both for individual Northern California assets and for all of the Northern California assets as a whole. While the Company has not yet entered into any binding agreements to sell any of the Northern California assets, it believes that its negotiations with several of the parties have reached a stage at which a sale may be consummated at any time in the near future. The sale of some or all of the Company’s Northern California assets would provide the Company with additional working capital. However, no assurance can be given that the Company will be able to consummate a sale of any of its Northern California assets. While the sale of some or all of the Northern California assets, if completed, would increase the Company’s liquidity, such a sale may not generate a profit for the Company.

In the event that the Company is unable to generate sufficient cash to fund its operations for the next twelve months from sales of assets, sales of Cherry Creek Project WDCUs, or other operating revenues, the Company would have to take further action that could adversely affect the Company’s ability to continue to operate or to recognize full value from its remaining assets. For example, if the Company is unable to generate sufficient operating cash from the foregoing sources, the Company could be forced to (i) further reduce its general and administrative expenses by further reducing its work force, (ii) cease to make required payments on its outstanding debentures or its outstanding preferred stock, (iii) dissolve the Company, or (iv) enter into a corporate transaction with a third party for the sale of the Company or its assets. Should the Company be prevented from developing its Cherry Creek Project and/or selling that Project in the ordinary course of operations because of a lack of working capital, the Company may be unable to realize the full value of the Cherry Creek Project.

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

History of Losses in Principal Business

To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, attempting to market and sell its water assets, and those of its clients. The Company has generated revenues of $1,529,000, 1,464,000, and $2,127,000 during the fiscal years ended March 31, 2003, 2002 and 2001, respectively, while incurring net losses of $2,146,000, $3,280,000 and $1,315,000 during such years, respectively. Until Fiscal 2001, the Company had believed that the regulatory obstacles that have prevented the development of a water market in California would be lowered and that the Company would be able to monetize its principal California water assets and to substantially increase its revenues and generate profits therefrom. During Fiscal 2002, those obstacles, along with the spike in electric prices, prevented the Company from completing any new water transfer transactions. Although electric prices receded in Fiscal 2003, conveyance capacity constraints, the trend toward direct transactions between water districts (which eliminate the opportunity for the Company to earn compensation for arranging such transactions) and the Company’s limited financial resources prevented the Company from completing significant new water sales. In light of the Company’s current financial condition, if the Company continues its operations, losses from operations may not be sustainable for the period of time required to develop a viable water market, and it is possible that governmental entities will continue to monopolize access to conveyance and storage facilities thus precluding profitable third-party water transfers, particularly across the Sacramento – San Joaquin River Delta (the “Delta’’). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent on sales of Water Delivery Contract Units or non-strategic assets or on arranging asset-secured loans. Reliance on such uncertain sources of revenue or sales proceeds raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Uncertainty of Future Water Revenue

The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to customers in California. The Company has also faced significant competition in arranging water transfers from governmental agencies including the United States Bureau of Reclamation (“USBR”), the California Department of Water Resources (“DWR”) and the Metropolitan Water District of Southern California, each of which agencies has directly arranged water transfers from agricultural to urban users over the last few years. This competition is significant because these agencies also control, influence and/or price access to publicly-owned conveyance, storage and distribution facilities necessary to carry out California water transfers. As an example, during the quarter ended September 30, 2003, these entities (along with other contractors of USBR and DWR) announced that they plan to allocate virtually all water conveyance capacity across the Delta and virtually all water storage above the Delta among themselves. If implemented, that plan would further limit the potential for development of a price sensitive water market in California. Further, implementation of the plan would severely limit the potential purchasers of water arising from resources owned by the Company and located in areas north of the Delta (including Yuba County). As a result of these developments, the Company has suspended its attempts to arrange water transfers in California and has decided to sell some or all of its Northern California assets to potential purchasers who are positioned to put water arising from the Company’s assets and water rights to beneficial use in the water’s area of origin (north of the Delta).

Based on the foregoing decisions, the Company’s ability to generate material revenue in the future is dependent on (i) its ability to sell some or all of its remaining California assets and (ii) its ability to develop and market its Cherry Creek Project, through the sale of Water Delivery Contract Units, the sale of the entire Project, or the creation of a joint venture to develop the Project to a higher long-term value. There can be no assurance that the Company will be able to sell assets on favorable terms or at all or to make other arrangements to maximize the value of the Cherry Creek Project. In addition, despite recent progress in permitting and completing infrastructure necessary to make water deliveries from the Cherry Creek Project to Colorado customers, before the Company can consummate significant water deliveries from the Project, the Company or its prospective customers or a prospective joint venture partner will have to build additional infrastructure. The need for such additional infrastructure will affect the ability of the Company to sell water from the Cherry Creek Project and the prices at which it will be able make such sales.

Limited Financial Resources

The Company believes that the Cherry Creek Project, has a value, when fully developed and/or marketed and sold in an orderly manner, in excess of the current book value. As a result of the operating losses sustained by the Company during the last several years, which have been partially offset by sales of certain assets, the Company may not have sufficient available cash to carry out its business plan to maximize the value of the Cherry Creek Project over the longer term. The time period in which a return could be realized on the investment represented by these assets is unknown. These uncertainties will make it difficult for the Company to obtain new financing, if necessary, to pursue its business plans.

Commitments for Purchase and Sale of Water

In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water or by no later than February 2003. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to an unaffiliated customer. In accordance with the terms of the purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered. During Fiscal 2003, the Company paid the seller for the remaining 12,000 acre-feet of water available under the purchase contract. In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. As noted above, during the year ended March 31, 2001 the Company delivered 2,000 acre-feet of water to this third-party buyer. The remaining 12,000 acre-feet of water cannot currently be delivered to the buyer due to a dispute between the buyer and certain other water agencies who control the means of conveying such water to the buyer. The buyer and the Company have mutually acknowledged that the dispute (which is not material to the Company) represents a force majeure event preventing current delivery. Although the buyer has not been able to accept delivery of the water, the buyer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the re-sale contract. The balance of this prepayment against the Company’s delivery obligation is accounted for as current deferred revenue of $824,120. The Company continues to be willing to deliver the remaining 12,000 acre-feet of water to the contracted buyer if and when the force majeure issues are resolved. Because near-term resolution of these issues is doubtful, the Company and the buyer are exploring alternatives. Currently, there can be no assurance that viable and mutually attractive alternatives will be identified and/or implemented.

Item 3. Quantitative and Qualitative Market Risk Disclosures

Prior to September 30, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of September 30, 2003, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The following table presents principal cash flows and related interest rates of the Company’s long-term fixed rate debt for the fiscal periods indicated:

Twelve-month
periods ending
September 30:	2004	2005	2006	2007	2008	Thereafter	Total

Fixed rate debt	$—	$28,000	$8,349,000	$33,000	$37,000	—	$8,447,000
Weighted average interest rate	—	9.0%	9.0%	9.0%	9.0%	—	9.0%

The carrying amount of the asset-secured long-term debt of $128,000 is a reasonable estimate of fair value as management believes the terms of the debt approximate the interest and other terms currently available to the Company.

The carrying amount of the debentures is based upon the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. Over the past three fiscal years the Company has repurchased debentures in a series of unrelated voluntary transactions between the Company and the individual debenture holders at 55 cents per dollar of the face amount. At the times consummated, each of these repurchase transactions represented the fair value of the debentures. During the fiscal year ended March 31, 2003, the Company repurchased debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. There were no repurchases during the three or six months ended September 30, 2003. Because there is no quoted market for the debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase further debentures at this price. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its debentures over the last four fiscal years at prices which, in aggregate, represent 36% of the face value of the debentures so purchased.

Item 4. Controls and Procedures

As of September 30, 2003, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company required to be disclosed is included in the reports that the Company files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Matters

Annual Meeting of Stockholders. The Company has historically held its annual meeting of stockholders in the second week of September following its fiscal year end. The Company has postponed the annual meeting of stockholders. The date has not yet been established by the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1 and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 and 32.2 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: November 13, 2003	By:	/s/ JAMES E. SHERMAN

James E. Sherman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)