Form 10-Q
period 2003-12-31
WESTERN WATER CO
filed 2004-02-17
CIK 866671

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

YES [X]	NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

YES [ ]	NO [X]

As of February 10, 2004, there were 8,069,012 shares of registrant’s common stock outstanding.

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

Item		Page

	PART I - FINANCIAL INFORMATION
1	Financial statements - unaudited:
	Consolidated balance sheets - December 31, and March 31, 2003	3
	Consolidated statements of operations - Three and nine months ended December 31, 2003, and 2002	4
	Consolidated statements of cash flows- Nine months ended December 31, 2003, and 2002	5
	Notes to consolidated financial statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3	Quantitative and Qualitative Disclosures About Market Risk	19
4	Controls and Procedures	20
	PART II - OTHER INFORMATION
3	Defaults Upon Senior Securities	20
5	Other Information	20
6	Exhibits and Reports on Form 8-K	21
	SIGNATURE	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - unaudited

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, and March 31, 2003
(Unaudited)

	2003

	December 31,	March 31,

Assets
Current assets:
Cash and cash equivalents	$645,478	$1,144,292
Accounts receivable	23,289	20,335
Current portion of notes receivable	6,949	6,491
Assets held for sale	2,000,799	1,196,937
Other current assets	106,732	51,044

Total Current Assets	2,783,247	2,419,099
Notes receivable, less current portion	156,579	160,319
Land	2,017,212	4,367,932
Water rights	11,603,261	11,605,014
Prepaid leasing costs, net of accumulated amortization	—	474,104
Other water assets	658,686	656,755
Deferred debt costs, net of accumulated amortization	76,722	112,879
Property and equipment, net of accumulated depreciation	267,426	93,767
Other assets	—	24,328

	$17,563,133	$19,914,197

Current liabilities:
Accounts payable	$262,698	$352,522
Accrued expenses and other liabilities	388,522	82,228
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	—	25,858

Total Current Liabilities	1,475,340	1,284,728
Long-term debt, less current maturities	—	128,897
9% Convertible subordinated debentures	8,317,778	8,317,778

Total Liabilities	9,793,118	9,731,403

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at December 31 and March 31, 2003	7,553,577	7,532,179
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,318.549 and 2,251.018 shares issued and outstanding (aggregate liquidation preference of $2,319,000 and $2,251,000) at December 31 and March 31, 2003, respectively	703,118	595,000
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at December 31 and March 31, 2003	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Deferred compensation	—	—
Accumulated deficit (accumulated since October 1, 1994)	(23,607,336)	(21,065,041)
Treasury stock, at cost, 341,200 shares at December 31 and March 31, 2003	(1,374,870)	(1,374,870)

Total Stockholders’ Equity (Deficit)	(486,680)	2,055,615

	$17,563,133	$19,914,197

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Three and nine months ended December 31, 2003 and 2002
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Revenue	$43,758	$326,084	$846,723	$1,219,027
Cost of revenue	21,419	235,033	490,154	807,317

Gross Profit	22,338	91,051	356,569	411,710
General and administrative expenses	(916,224)	(824,015)	(2,516,829)	(2,173,389)
Gain on disposition of assets	207,831	963,919	686,746	974,502

Operating Income (Loss)	(686,055)	230,955	(1,473,514)	(787,177)

Other Income (Expenses):
Interest income	3,123	7,079	9,911	86,587
Interest expense	(206,964)	(197,949)	(586,347)	(651,381)
Other, net	41,890	85,653	(78,600)	(7,812)

	(161,951)	(105,217)	(655,036)	(572,606)

Income (Loss) before Income Taxes	(848,006)	125,738	(2,128,550)	(1,359,783)
Provision for Income Taxes (Note 4)	—	—	4,800	3,200

Net Income (Loss)	(848,006)	125,738	(2,133,350)	(1,362,983)
Accretion of preferred stock to redemption value	(40,783)	(33,439)	(117,226)	(95,298)
Preferred stock dividends	—	—	(291,719)	(291,070)

Net Income (Loss) Applicable to Common Stockholders	$(888,789)	$92,299	$(2,542,295)	$(1,749,351)

Basic and diluted net income (loss) per share applicable to common stockholders	$(0.11)	$0.01	$(0.32)	$(0.22)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(2,133,350)	$(1,362,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	540,018	789,261
Gain on disposition of property	(686,746)	(974,502)
Compensation income on vested compensatory stock options	—	(154,261)
Loss on write-off of property and equipment	—	14,580
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,954)	(40,566)
Other current assets	(55,688)	25,040
Other assets and other water assets	24,328	71,720
Increase (decrease) in:
Accounts payable	(89,824)	169,553
Accrued expenses and other liabilities	306,294	144,738

Net cash used in operating activities	(2,097,922)	(1,317,060)

Cash Flows from Investing Activities:
Additions to notes receivable	—	(1,867,050)
Principal payments received on notes receivable	3,282	48,395
Prepayment of leasing costs	(296)	(215,190)
Additions to land and improvements	(2,875)	(146,078)
Proceeds from disposition of assets, net of selling costs	2,232,569	2,806,871
Purchase of property and equipment	(197,458)	(87,883)
Additions to water rights	(1,931)	(2,273)

Net cash provided by (used in) investing activities	2,033,291	536,792

Cash Flows from Financing Activities:
Preferred stock dividends	(279,428)	(279,486)
Principal payments on long-term debt	(154,755)	(1,341,906)
Proceeds from note payable	1,000,000	—
Repayment of note payable	(1,000,000)	—

Net cash used in financing activities	(434,183)	(1,621,392)

Net decrease in cash and cash equivalents	(498,814)	(2,401,660)
Cash and cash equivalents, beginning of period	1,144,292	3,320,917

Cash and cash equivalents, end of period	$645,478	$919,257

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and subsidiaries (the “Company”) as of December 31, and March 31, 2003, the consolidated statements of operations for the three and nine month periods ended December 31, 2003, and 2002, and the statements of cash flows for the nine months ended December 31, 2003, and 2002. The results of the three and nine month periods ended December 31, 2003, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis, and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding common stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Such deferred compensation is expensed pro rata over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. No compensation expense related to stock options was recorded during the three and nine months ended December 31, 2003. In the three and nine month periods ended December 31, 2002, the Company recorded a $0 and $154,000 reduction to compensation expense, respectively, according to variable plan accounting, to reverse expense charges previously recorded for stock option-based compensation.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below.

	Three months ended		Nine months ended
	December 31:		December 31:

	2003	2002	2003	2002

Net income (loss) applicable to common stockholders:
As reported	$(888,789)	$92,299	$(2,542,295)	$(1,749,351)
Pro forma	$(921,868)	$47,964	$(2,641,532)	$(2,036,856)
Basic and diluted income (loss) per common share:
As reported	$(0.11)	$0.01	$(0.32)	$(0.22)
Pro forma	$(0.11)	$0.01	$(0.33)	$(0.25)

New Accounting Policies

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company has evaluated the impact of FIN 46 and has concluded that the Company is not involved with any variable interest entities and therefore the adoption of FIN 46 on July 1, 2003 did not have a material impact on its consolidated financial statements upon adoption. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities. The Company does not expect the adoption of the Revised Interpretations to have any impact to its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003, and has concluded that the adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

Reclassification

Certain elements reported in prior periods have been reclassified to conform to the classification in the current period.

Net Income (Loss) Per Share

The weighted average shares used for basic and diluted net loss per share were 8,069,012 shares for the three months ended December 31, 2003, and the nine months ended December 31, 2003 and 2002. The weighted average shares used for basic and diluted net income per share were 8,069,012 and 8,072,583 shares, respectively, for the three months ended December 31, 2002.

Stock options to purchase 1,769,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 and 1,583,166 shares of common stock at exercise prices ranging from $0.39 — $18.69 for the three months ended in each of December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Stock options to purchase 1,769,166 and 1,643,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the nine months ended December 31, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

Convertible debentures, Series C redeemable preferred stock and Series F redeemable preferred stock convertible into 524,450, 463,779 and 414,027 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2003 as their effect would have been anti-dilutive.

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

Segment reporting

Nine months ended December 31:	2003	2002

Segment revenue:
California	$811,579	$1,209,058
Colorado	35,144	9,969

	$846,723	$1,219,027

Operating income (loss):
California	$637,282	$1,366,020
Colorado	418,905	20,192
Non-segment	(2,529,701)	(2,173,389)

	$(1,473,514)	$(787,177)

Interest income:
California	$2,320	—
Colorado	7,591	—
Non-segment	—	$86,587

	$9,911	$86,587

Interest expense:
California	$24,897	$56,181
Colorado	—	—
Non-segment	561,450	595,200

	$586,347	$651,381

Depreciation, depletion and amortization expense:
California	$467,915	$709,434
Colorado	932	360
Non-segment	71,171	79,467

	$540,018	$789,261

As of December 31, and	December 31,	March 31,
March 31, 2003	2003	2003

Water rights:
California	$858,634	$848,790
Colorado	10,744,627	10,756,224

	$11,603,261	$11,605,014

Assets:
California	$4,043,815	$6,077,753
Colorado	12,259,432	12,261,651
Non-segment	1,259,886	1,574,793

	$17,563,133	$19,914,197

For the nine months ended December 31, 2003 and 2002, the Company recognized revenue of $641,000 and $974,000, respectively, from sales of water to the City of Inglewood (“Inglewood”). No other customer accounted for more than 10% of the Company’s revenue. The Company concluded its five-year agreement with Inglewood during the quarter ended September 30, 2003. The Company and Inglewood have not renewed the agreement.

The segment results are determined based on the Company’s management accounting process, which assigns balance sheet and income statement items to each operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to generally accepted accounting principles. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

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

Note 2. Going Concern:

The Company has been and continues to be unable to generate sufficient cash from operating revenues to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from the sale of assets and a short-term loan. There is no assurance that the Company will be able to generate additional cash from asset sales and loans to fund the operations through March 31, 2004 and beyond or to meet other financial obligations.

In order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July, 2003 and January, 2004) on the Company’s Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. In the course of these discussions, representatives of the Company’s Series C Preferred Stock holders have indicated their intention to nominate qualified individuals to serve as directors. It is currently anticipated that Directors David A. Abel, Robert A. Baker and Lee K. Harrington will tender their resignations from the Company’s Board of Directors, effective as soon as their successors are elected to serve the remainder of the incumbents’ unexpired terms. The Company is unable to anticipate what changes to its business plan, operating objectives, and financial position may be directed by the reconstituted Board of Directors.

The Company is dependent upon the orderly and timely sales of its California assets to provide the necessary cash for operations for the next twelve months. However, there is material uncertainty regarding the Company’s ability to negotiate and sell its California assets at fair value in a timely manner in order to fund operations. The Company’s water resources in Colorado consist of the Cherry Creek Project, which is the Company’s largest asset. While management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is currently uncertain. Management believes that the fair value of the Cherry Creek Project, if and when fully developed or sold, will exceed the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and disposition of that asset. The Company plans to fund its foreseeable working capital needs from existing cash, from on-going operating income, from net proceeds of the anticipated sale of certain existing assets, from the sale of Cherry Creek Project Water Delivery Contract Units, and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or that the Company will be able to raise additional funds on commercial terms when and if needed to sustain its operations and Cherry Creek Project development activities. The inability of the Company to sell its assets as planned or raise additional funds on commercial terms when and if needed could impair the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Settlement Agreement:

During the quarter ended September 30, 2003, the Company entered into a settlement agreement relating to the condemnation proceedings concerning its Vessel Parcel of land at its Cherry Creek Project in Colorado. The parcel, comprising 36 acres of land, had been condemned in 2002 by the Parker Water and Sanitation District (PW&SD) for its own use. In July 2002, the Company received a preliminary deposit of $294,000 from PW&SD pending a hearing before the Colorado Water Court (the “Court”) to establish the final value of the property. The Company recorded a gain of $11,000 on the disposition of assets for the three and nine months ended December 31, 2002, that included the carrying value of the condemned parcel of land. In September 2003, the Company reached a settlement with PW&SD, and the settlement was entered as a final rule and order terminating the condemnation action. Under the settlement, the parties agreed to total valuation (including costs of condemnation) of $700,000. Thus, PW&SD supplemented the preliminary deposit with a further payment to the Company of $406,000 on October 3, 2003.

The Company recorded as expenses all of the costs associated with the condemnation proceedings as those costs were incurred. The proceeds from the settlement are recorded as a gain on the disposition of assets for the nine-month period ended December 31, 2003.

Note 4. Income Taxes:

Management does not expect to have federal taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a federal income tax provision but has recorded a provision for the minimum state income taxes for the three and nine months ended December 31, 2003.

Note 5. Supplemental Cash Flow Information:

Nine months ended December 31:	2003	2002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$408,056	$449,000
Cash paid during the period for income taxes	4,800	3,200
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	117,227	95,298
Recognition of deferred compensation on variable plan stock options:	—	154,261
Deferred compensation	—	145,740
Additional paid-in capital	—	(300,000)
Issuance of in-kind Series F preferred Stock dividend	12,291	11,584

Note 6. Sale of Assets:

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company (BVMWC), California, to a California municipality. The sale provided cash proceeds of approximately $723,000 and resulted in a gain of $73,000.

In December 2003, the Company sold Byington Ranch, a rice farm in Yuba County, California. The sale provided cash proceeds of $1,170,000 and resulted in a gain of $208,000.

Note 7. Assets Held for Sale:

At December 31, 2003, two of the Company’s land holdings in California with a carrying value of $2,017,000 are held for sale. One of these holdings is in escrow; but closing of the escrow and the receipt of sales proceeds is subject to a title condition that the Company is not currently in a position to fulfill. The Company is in negotiation to resolve the title issue, but there is no assurance that the title issue can be resolved so that the sale can be completed in a timely manner on terms acceptable to the Company. The Company’s other land held for sale consists of properties that are adjacent to each other that are currently in process of being subdivided. The Company intends to sell these properties in the next twelve months once the subdivision process is complete. The anticipated sales proceeds are expected to exceed the carrying value of the assets held for sale.

Note 8. Domestic Disposal Site:

In September 2003, the Company discovered that a portion of a seven-acre parcel of its property in Northern California had historically been used as a domestic disposal site. The site is located in a remote section of property which was deeded to the Company by its predecessor in 1990. Based on a recent inspection and preliminary inquiry, use of the parcel as a domestic disposal site appears to have been abandoned for roughly 40 years. It is not known what materials were disposed at the site. The Company has not been notified of any potential liability with respect to the abandoned disposal site, and no claims have been made against the Company regarding the site. As of December 31, 2003, the Company is proceeding with an evaluation but is unable to reasonably determine the possible costs associated with cleanup of the site, if such cleanup should prove necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the following pages. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, estimates and beliefs only as of the date hereof and are based on information currently available to management, all of which are subject to change from time to time. The Company undertakes no obligation to revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended March 31, 2003 and Current Reports on Form 8-K filed by the Company.

Critical Accounting Policy

In response to the SEC’s release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” the Company has identified its accounting policy relating to the assessment of potential impairment of the carrying value of its water rights, as the Company’s most critical accounting policy. Under this policy, the Company’s water rights are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the carrying value of any of its water rights triggers a two step analysis pursuant to FASB Statement No. 144. Under this two step analysis, the second step requires the reduction of the carrying value of the water rights to their fair value in the event that under step one, the total of the undiscounted cash flows the Company estimates will be generated by the water rights is less than their carrying value. Such reduction in carrying value would be recorded as an expense in the Company’s Statement of Operations.

The critical estimates of future cash flows made by the Company in assessing whether there is an impairment of the carrying value of its water rights are based upon management’s assessment of a variety of factors. In the past, when considered necessary, management obtained third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, which comprises the Company’s water interests in Colorado and is its largest asset, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, upon various third-party valuations performed for the Company in the context of the Parker Water and Sanitation District (PW&SD) condemnation case, upon actual sales of water derived from the Cherry Creek Project to unaffiliated third parties, and upon current negotiations for the sale of Water Delivery Contract Units.

Because there is no quoted market for water rights, valuation of such rights is inherently subjective and uncertain. The value of water rights vary, sometimes dramatically, based on, among other factors:

•	regional weather conditions (which affect short-term supply);

•	significant increases/decreases in regional demand;

•	perceived regulatory certainty/uncertainty;

•	the perceived validity and defensibility of title;

•	changes in patterns of local use (for example, from agricultural to urban uses);

•	the availability and cost of treatment, storage, conveyance and distribution;

•	the cost of power (consumed in the production and management of water);

•	the perceived value of reserve or redundant supplies for urban uses;

•	decisions in court cases which impact water rights generally, types of water rights specifically, or a specific water right;

•	changes in political, regulatory, and environmental requirements; and

•	the availability of financial resources to urban water purveyors (consumers).

In light of the foregoing, there can be no assurance that the value of the Company’s water rights will not vary from current estimates as a result of changes in circumstances or as a result of the Company becoming aware of new information and such changes could be material.

Overview

The Company has been and continues to be unable to generate sufficient cash from operating revenues to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from the sale of assets and a short-term loan. There is no assurance that the Company will be able to generate additional cash from asset sales and loans to fund the operations through March 31, 2004 and beyond or to meet other financial obligations.

Over the last two years, the Company has investigated and actively pursued several potential alternatives for achieving profitable operations in the emerging water market or a sale or merger of the Company which would recover fair value for its investors. In that process, the Company has evaluated numerous asset development, asset sale, and business combination strategies in concert with a variety of counter-parties. The Company has entered into confidentiality agreements and due diligence processes with several such counter-parties. However, none of these proposed transactions were successfully concluded. Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets.

In the quarter ended December 31, 2003, the Company continued its efforts to reduce operating expenses which consisted of eliminating two executive and one staff positions at its headquarters facility, and continuing to carefully restrict expenditures to those that are essential for the management and development of the Company’s assets or the continuation of its operations. Additionally, during the quarter ended December 31, 2003, the Company arranged for a $1,000,000 short-term secured financing which provided necessary liquidity until the Company could complete the sale of one of its rice farms in Yuba County, California. The loan was repaid from proceeds of the sale of the rice farm in December, 2003. However, operating expenses continue to deplete the Company’s liquidity. Therefore, the Company is pursuing the sale of other assets in order to maintain sufficient liquidity to sustain operations and to protect the value of its remaining assets, particularly the Cherry Creek Project.

Following the quarter ended December 31, 2003 and in the course of considering declaration and payment of scheduled dividends on the Company’s Series C Preferred Stock, the Company conducted a thorough review of the Company’s current financial position, legal and contractual obligations (including those to investors in the Company), business environment, and staffing. The review took into consideration the projected cost of operating the Company during the period necessary to monetize its assets and the inherent uncertainty related to the timing of and net proceeds that could be achieved in an orderly process of developing and/or selling such assets. The review also considered the substantial uncertainty with respect to whether orderly development and disposition of the Company’s assets would result in proceeds sufficient to meet the Company’s obligations as those obligations come due. As a result of that review, the Company reached the conclusion that it is unlikely that the Company can sustain its business so as to provide a meaningful financial return for its common shareholders.

In order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July, 2003 and January, 2004) on the Company’s Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. In the course of these discussions, representatives of the Company’s Series C Preferred Stock holders have indicated their intention to nominate qualified individuals to serve as directors. It is currently anticipated that Directors David A. Abel, Robert A. Baker and Lee K. Harrington will tender their resignations from the Company’s Board of Directors, effective as soon as their successors are elected to serve the remainder of the incumbents’ unexpired terms. The Company is unable to anticipate what changes to its business plan, operating objectives, and financial position may be directed by the reconstituted Board of Directors.

Results of Operations

The following is a summary of the Company’s results of operations for the three and nine months ended December 31, 2003 and 2002.

CONSOLIDATED

	Three months ended December 31:		Nine months ended December 31:

	2003	2002	2003	2002

Revenue	$44,000	$326,000	$847,000	$1,219,000
Income (loss) before income taxes	(848,000)	126,000	(2,129,000)	(1,360,000)
Income taxes	—	—	(5,000)	(3,000)
Net income (loss)	(848,000)	126,000	(2,133,000)	(1,363,000)
Accretion of preferred stock to redemption value	(41,000)	(34,000)	(117,000)	(95,000)
Preferred stock dividends	—	—	(292,000)	(291,000)
Net income (loss) applicable to common stockholders	$(889,000)	$92,000	$(2,542,000)	$(1,749,000)
Basic and diluted net income (loss) per share applicable to common stockholders	$(0.11)	$0.01	$(0.32)	$(0.22)

Management does not expect that the Company will generate federal taxable income for the fiscal year ending March 31, 2004. Accordingly, the Company has not recorded a provision for federal income tax but has recorded a provision for minimum state income taxes for the nine months ended December 31, 2003.

CALIFORNIA OPERATIONS

	Three months ended December 31:		Nine months ended December 31:

	2003	2002	2003	2002

Revenue	$31,000	$324,000	$812,000	$1,209,000
Cost of revenue	—	235,000	468,000	807,000
Gross profit	31,000	89,000	344,000	402,000
Gain on disposition of assets	208,000	964,000	281,000	964,000

Revenues for each of the three- and nine-month periods consisted of revenues generated by the Company from its water related activities. Water revenue for the three- and nine-month periods included revenues from the sale of water and from water lease agreements with municipal water districts in California, and from a limited consulting arrangement which the Company has established to provide expert advice to an unaffiliated third party. Cost of revenue for the nine month periods includes the cost of water purchased for resale and amortization of other resource acquisition costs.

Revenues for each of the nine-month periods ended December 31, 2003 and 2002, were primarily derived from the Company’s five-year water sale agreement with the City of Inglewood, California, and revenue for the three-month period ended December 31, 2003, were derived from water sales to other entities, from the sale of assets and from consulting services. The Company recognized revenue of $641,000 during the nine-month period ended December 31, 2003, and recognized revenue of $321,000 and $974,000 for the three- and nine-month periods ended December 31, 2002, respectively, from the City of Inglewood. The Company concluded its five-year agreement with Inglewood during the quarter ended September 30, 2003. The Company and Inglewood have not renewed the agreement, and the Company is not currently pursuing further water sales in California, because the prospects for such sales have been significantly diminished as a result of regulatory and competitive obstacles and because the Company no longer has the resources necessary to pursue such water sales.

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company, California, to a local municipality in an all-cash transaction from which the Company recorded a gain of $73,000. In December 2003, the Company sold the Byington Ranch, a rice farm located in Yuba County, California. The sale provided cash proceeds of $1,170,000 and resulted in a gain of $208,000.

The Company believes that, as of December 31, 2003, it is unlikely that material amounts of revenue will be realized within the next twelve-month period from the sale or lease of water from its California land and water resources.

COLORADO OPERATIONS

	Three months ended December 31:		Nine months ended December 31:

	2003	2002	2003	2002

Revenue	$13,000	$2,000	$35,000	$10,000
Cost of revenue	21,000	—	22,000	—
Gross profit (loss)	(8,000)	2,000	13,000	10,000
Gain on disposition of assets	—	—	406,000	10,000

All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. Since the date that the Company first acquired water assets in the Cherry Creek basin in Colorado in 1992, the Company has been primarily engaged in acquiring and developing the assets that currently constitute the Company’s Cherry Creek Project. Other than the sale of non-strategic real estate owned by the Company in the Cherry Creek basin, the Company to date has not generated material revenues from its Colorado operations. In 2002, the Company initiated a plan to market and sell Water Delivery Contract Units (“WDCUs”), contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the initial sale of WDCUs which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are unpredictable. Thus, there can be no assurance that WDCUs will, in fact, be sold on terms satisfactory to the Company.

During the three- and nine-month periods ended December 31, 2003, and 2002, the Company delivered small amounts of water produced from nontributary resources of the Cherry Creek Project. The Company delivered 83.8 acre-feet of water in the nine months ended December 31, 2003, consisting of 3.1, 46.5, and 34.2 acre-feet of water in each of the successive quarters in the nine-month period ended December 31, 2003. Cost of revenue recorded in the three months ended December 31, 2003, includes the energy-related expenses for delivering water for the nine-month period ended December 31, 2003, which were recently measured and valued. Neither the amount of water nor the revenue derived from such sales are material, and the Company believes that, as of December 31, 2003, it is unlikely that material amounts of revenue will be realized within the current fiscal year from the sale or lease of water from its Colorado water resources. However, the Company continues to believe that the initial sales of water to date, entailing perfection of the underlying water right, completion of physical infrastructure, acquisition of various permits required for water production and delivery, and physical delivery via Cherry Creek represent important milestones in the development of the Cherry Creek Project.

During the quarter ended September 30, 2003, the Company entered into a settlement agreement relating to the condemnation proceedings concerning its Vessel Parcel of land at its Cherry Creek Project in Colorado. The parcel, comprising 36 acres of land, had been condemned in 2002 by the PW&SD for its own use. In July 2002, the Company received a preliminary deposit of $294,000 from PW&SD pending a hearing before the Colorado Water Court (the “Court”) to establish the final value of the property. The Company recorded a gain of $11,000 on the disposition the land for the three and nine months ended December 31, 2002. In September 2003, the Company reached a settlement with PW&SD, and the settlement was entered by the Court as a final rule and order terminating the condemnation action. Under the settlement, the parties agreed to total valuation (including costs of condemnation) of $700,000. Thus, PW&SD supplemented the preliminary deposit with a further payment to the Company of $406,000 on October 3, 2003. The Company recorded as expenses all of the costs associated with the condemnation proceedings as those costs were incurred. The proceeds from the settlement are recorded as a gain on the disposition of assets for the nine-month period ended December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended December 31:		Nine months ended December 31:

	2003	2002	2003	2002

General and administrative expense	$916,000	$824,000	$2,517,000	$2,173,000

General and administrative expense for the three and nine months ended December 31, 2003 was greater by $92,000 and $344,000, or 11% and 16%, from the comparable periods in 2002. General and administrative expenses were greater in the nine months ended December 31, 2003, primarily because the Company recorded a ($154,000) reduction to compensation expense, according to variable plan accounting, to reverse expense charges previously recorded for stock option-based compensation during the nine months ended December 31, 2002, and because of the accrual of $104,000 for termination benefits for employees whose positions were eliminated in the nine months ended December 31, 2003. General and administrative expense was greater in the three-month period ended December 31, 2003 primarily due to the $104,000 accrual for termination benefits for employees whose positions were eliminated in the quarter, and an increase of $115,000 in legal fee expense resulting from counsels’ participation in an increased level of discussion regarding the Company’s operations and potential transactions. These increases were partially offset by a reduction in bonus compensation of $54,000, a $20,000 reduction in salary resulting from staff reductions, a reduction of $23,000 resulting from closing the office in Fresno, California, and a reduction of $28,000 in other expenses reflecting the Company’s efforts to reduce expenditures. During the nine months ended December 31, 2003, the Company reduced its work force by eliminating five positions. Because of the Company’s severance obligations to these former employees, the Company has not yet realized material expense savings from those actions. However, the Company’s general and administrative expenses in the future will reflect the reduction in the number of the Company’s employees. Such reduction in expenses will be partially offset to the extent that the Company retains independent consultants to provide some of the services provided by its former employees.

OTHER INFORMATION

	Three months ended December 31:		Nine months ended December 31:

	2003	2002	2003	2002

Interest income	$3,000	$7,000	$10,000	$87,000
Interest expense	(207,000)	(198,000)	(586,000)	(651,000)
Other income (expense)	41,000	86,000	(79,000)	(8,000)

Interest income is comprised of interest earned on the investment of the Company’s cash and equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 8% and 9.5% per annum. Interest income decreased for the three and nine month periods ended December 31, 2003 from the comparable periods ended December 31, 2002 due primarily to a lower level of cash and equivalent balances available for investment.

Interest expense for the three-month period ended December 31, 2003, was greater than in the comparable period of 2002, primarily resulting from interest on a short-term loan of $1 million which the Company borrowed and repaid during the period. Interest expense for the nine-month periods ended December 31, 2003 was lower than the comparable period in 2002 due primarily to the repurchase of $500,000 in face value of the company’s 9% convertible subordinated debentures completed in the fiscal year ended March 31, 2003. That repurchase resulted in a lower average balance of such debentures during the nine months ended December 31, 2003, as compared to the year-earlier period. The Company also had a lower average balance of notes payable in the 2003 periods, because the Company prepaid the balance of a secured note in October of 2003. The lower level of interest expense incurred on these comparatively lower average balances was partially offset by interest in the amount of $16,000 incurred on the short-term loan of $1 million which the Company borrowed and paid off during the three-month period ended December 31, 2003.

Other expense for the nine months ended December 31, 2003, exceeded other income for the comparable period in 2002, primarily due to the accrual for property tax expense in the amount of $124,000 retroactively assessed by the County of San Bernardino in May 2003, relating to certain water rights which the Company sold in December 2002. The Company initially contested the imposition of such taxes and did not make payment by the due date. Consequently, San Bernardino County assessed penalties of $29,000, bringing the current amount of overdue taxes and penalties on the disposed water rights to $153,000. The Company paid the taxes and penalties in February 2004. Other income for the quarter ended December 31, 2003, was less than that for the comparable quarter in 2002, resulting from a lower level of rental income.

Liquidity and Capital Resources

Liquidity

As of December 31, 2003, the Company had working capital and a current ratio of $1,308,000 and 1.89: l, respectively, as compared to working capital and a current ratio of $1,134,000 and 1.88:1, respectively at March 31, 2003. However, since the end of the quarter ended December 31, 2003, the Company’s operating expenses have further depleted its available cash, and the Company is dependent on projected asset sales which are not certain of completion to maintain operating liquidity during the current quarter and beyond.

For the nine months ended December 31, 2003, the Company had a net loss of $2,133,000 and a net decrease in cash and cash equivalents of $499,000. The net decrease in cash and cash equivalents resulted from net cash uses of $2,098,000 and $434,000 for operations and financing activities, respectively, which were partially offset by net cash of $2,033,000 provided by investing activities.

The Company had a deficit in stockholders’ equity, in the amount of ($487,000), as of the quarter ended December 31, 2003, as a result of continuing operating losses.

The Company is facing acute and increasing pressure on its liquidity. Therefore, the Company is actively evaluating and pursuing the sale of some or all of its assets and has also considered other possible alternatives, such as various restructuring alternatives, the sale of the Company or the possible liquidation of the Company. Over the last two years, the Company has investigated and pursued several alternatives for achieving profitable operations in the emerging water market or a sale or merger of the Company which would recover fair value for its investors. In that process, the Company has evaluated numerous asset development, asset sale, and business combination strategies in concert with a variety of counter-parties. The Company has entered into confidentiality agreements and due diligence processes with several such counter-parties. However, none of these proposed transactions were concluded. Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying-values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets.

The Company’s current operations do not produce adequate cash and working capital as a result of its inability to resolve the regulatory obstacles that prevent it from realizing revenue from its California water resources. The Company has reduced its level of expenditures through the reduction of staff, the closing of its office in Fresno, California, and ceasing to acquire additional, or further develop, California resources. The Company has taken these actions to reduce its operating expenditures to the minimum level while continuing to develop its Cherry Creek Project in Colorado and to maintain minimum corporate operations. The Company’s current strategy is to generate adequate cash to fund its current level of operations through the orderly sale of its California assets until the Company can realize the full value of its Cherry Creek Project.

During the nine months ended December 2003, the Company generated cash from the sale of the shares it owned in the Bear Valley Municipal Water Company (“BVMWC”), California, and the sale of certain of its California land in all-cash transactions which recovered the cost of these assets and generated gains of $73,000 and $208,000, respectively. During the nine-month period ended December 31, 2003, the Company also reached settlement with a Colorado municipality which had condemned certain of the Company’s property in Colorado; under the terms of the cash-settlement, the Company recognized a gain of $406,000. The Company intends to continue to sell other California assets in order to generate cash for operations and will continue to restrict operating expenses to the minimum level while it develops the Cherry Creek Project in Colorado.

The Company is dependent upon the orderly and timely sales of its California assets to provide the necessary cash for operations for the next twelve months. However, (i) there is material uncertainty regarding the Company’s ability to negotiate and sell assets at fair value in a timely manner in order to fund operations; and (ii) while management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is currently uncertain. Management believes that the fair value of the Cherry Creek Project, if and when fully developed or sold, will exceed the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and disposition of that asset. The Company plans to fund its foreseeable working capital needs from existing cash, from on-going operating income, from net proceeds of the anticipated sale of certain existing assets, from the sale of Cherry Creek Project WDCUs, and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or that the Company it will be able to raise additional funds on commercial terms when and if needed to sustain its operations and Cherry Creek Project development activities.

During the nine months ended December 31, 2003, the Company used $2,098,000 of cash for operating activities. The use consisted of funding the operations of the Company, for which the principal cash uses were expenditures during the nine-month period for: compensation and termination benefits of $1,210,000; interest expense of $408,000; professional legal fees of $406,000; and total administrative overhead expenses of $852,000. The foregoing cash expenses were partially offset by water sales and consulting revenues of $824,000 and rental income of $102,000 collected during the nine months. There can be no assurance of the Company’s ability to earn future revenues from consulting (particularly in light of recent staffing reductions) and rental income will be lower in future periods because sales of land and other assets on which the Company formerly earned rental income.

During the nine months ended December 31, 2003, investing activities provided $2,033,000 of cash principally from the sale of the Company’s shares in BVMWC in California, the sale of certain property in California and from the settlement with the PW&SD in Colorado. The Company cannot be certain that intended future sales of its assets in California will occur in a timely or orderly manner to continue to provide funding in future periods.

During the nine months ended December 31, 2003, financing activities used $434,000 of cash principally from dividend payments on the Company’s preferred stock and from principal payments on the Company’s long-term debt. During the quarter ended December 31, 2003, the Company borrowed and repaid a short-term $1,000,000 note payable to fund short-term cash needs.

Capital Resources

As a result of the continuing regulatory difficulties and administrative delays in completing water transfers and generating revenue from water sales, the Company has ceased its acquisition of additional water resources and concentrated its efforts on developing and monetizing its existing water assets. As of December 31, 2003, the Company reported a deficit of ($487,000) in stockholders’ equity, resulting from continuing operating losses incurred in the development of the Company’s water resources. Although the Company has attempted to reduce its future commitments, as of December 31, 2003, the Company is still committed to certain material expenditures on existing indebtedness and estimated substantial payments for operations through at least September 30, 2005, which is the current planning horizon to develop and monetize the Cherry Creek Project.

The Company is committed to make scheduled payments for semi-annual interest payments of $375,000 on convertible subordinated debentures through their maturity on September 30, 2005, semi-annual dividend payments of $279,000 on Series C Preferred Stock, and, payment of $8,318,000 upon maturity of the convertible subordinated debentures. These committed amounts are presented in the table below.

The Company estimates expenditures for operations through September 30, 2005 based on current staffing levels, anticipated asset disposition strategies and activities associated with the development of the Cherry Creek Project.

The following table summarizes all of the Company’s committed expenditures and provides an estimate of anticipated operating expenditures during the remaining three months of fiscal 2004 and 2005.

	2004
	Partial
	Year (1)		2005	2006	2007	2008	Thereafter

Scheduled payments on existing outstanding indebtedness
Semi-annual interest payments on debentures	$375,000		$749,000	$375,000	$—	$—	$—
Principal redemption of debentures	—			8,318,000			—
Dividends on Series C Preferred Stock	559,000	(2)	559,000	559,000	280,000	280,000	—
Redemption of Series C Preferred Stock FY2007 and FY2008	—				3,854,000	3,854,000	—
Redemption of Series F Preferred Stock in FY2010 and FY 2011 (3)	—						3,306,000

Total - Scheduled payments on existing outstanding indebtedness	934,000		1,308,000	9,252,000	4,134,000	4,134,000	3,306,000

Operating expenditures (4)	525,000		2,100,000	(4)	(4)	(4)	(4)

(1)	The reported period covers the three months of the current fiscal year following December 31, 2003 through March 31, 2004.

(2)	Dividends on the Series C Preferred Stock are scheduled semi-annually and are due when declared. Declared but unpaid dividends are due upon redemption or liquidation of the Series C Preferred Stock. The above table illustrates payment in the current fiscal year (ending March 31, 2004) of the Series C Preferred Stock dividends scheduled in July 2003 and January 2004, notwithstanding the decision of the Company to date not to declare or pay such dividends.

(3)	Dividends may be paid in additional shares of Series F Redeemable Preferred Stock, or in cash, at the Company’s option. Redemption value is determined assuming that dividends are paid in additional Series F Redeemable Preferred Stock, with the entire issue, including interim issuance of dividend shares aggregating to $987,000 through maturity in 2010 and 2011.

(4)	The expenditures for operations in periods beyond fiscal 2005 are subject to an even greater range of variability and uncertainty from the estimates shown for the fiscal 2004 and 2005 periods. As a result, the Company is unable to reasonably estimate the likely amounts of payments for operations in periods beyond fiscal 2005, the Company’s current planning horizon.

The Company currently anticipates the sources of its required funding will include approximately $4,000,000 from sales of its California assets. The remainder of its required funding will be sought through a combination of proceeds from the sale of WDCUs and/or loans secured by the Cherry Creek Project. No assurance can be given that the Company will be able to sell its California assets as planned or that the Company will be able to raise additional funds on commercial terms when and if needed to sustain its operations and development activities for the Cherry Creek Project. In addition, the Company’s plan depends on a number of assumptions that are inherently uncertain. Among other critical assumptions that will impact the validity of the estimates of future operations (as to which the Company is unable to offer any assurance) are the following:

•	Permitting and regulatory approvals for the Cherry Creek Project will be obtained within the currently anticipated schedule and budget;

•	Any significant additional infrastructure investment in the Cherry Creek Project required during the planning period will be financed by customers of the Project;

•	The apparent value of the Cherry Creek Project will continue to escalate during the planning period based on increasing population and increasing water demands in the Cherry Creek Project service area;

•	The Company will not be drawn into or required to institute unanticipated litigation;

•	Remaining California assets of the Company will be sold on a timely basis for prices that reflect management’s current estimates of their respective fair market values;

•	The Company will experience no further reductions in staffing or turn-over of personnel; and

•	There will be no changes of law, environmental requirements, new fees and taxes or other legislative or regulatory impact on the Company or the Cherry Creek Project.

There can be no assurance that the Company will be able to sell its California assets to secure net proceeds on a timely basis to fund its operations. If the Company is unable to meet its cash obligations as they become due, it may be forced to default on such obligations, sell assets at distressed prices, arrange external financing on unpredictable terms, seek bankruptcy protection or pursue liquidation.

The Company’s plan to (i) reduce its overhead and other operating expenses to the minimum level needed to complete the monetization of the Cherry Creek Project, and (ii) raise the working capital necessary to complete the monetization of the Cherry Creek Project from the sale of its other assets, was developed and is being implemented by current management. However, as a result of the recent decision by the Company’s Board of Directors to preserve its cash and not declare or pay the semi-annual cash dividend on the Series C Preferred Stock, the Company anticipates that, prior to the end of its current fiscal year (March 31, 2004), three of its four directors (including all of the independent directors) will resign and be replaced as directors by nominees of its Series C Preferred Stock holders. The Company is unable to anticipate what changes to its business plan, operating objectives, and financial position may be directed by the reconstituted Board of Directors.

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

Common Stock Holders No Longer Have the Right to Elect a Majority of the Board of Directors

In order to preserve its liquidity, the Company did not declare the $279,000 semi-annual Series C Preferred Stock dividend due on January 15, 2004. Because this was the second semi-annual dividend that the Company did not declare and pay, the holders of the Series C Preferred Stock now have the right to elect a majority of the Company’s Board of Directors. While the holders of the Company’s Common Stock will still have the right to vote on all other matters normally presented to the Company’s stockholders, the voting rights of the holders of the Common Stock have been diminished as a result of the triggering of the Series C Preferred Stock preferential voting rights. Holders of the Common Stock should consider the diminution of their ability to control the Company’s Board of Directors in evaluating an investment in the Company.

Changes in Directors; Possible Changes in Management, Business Plans and Goals

In order to enable an orderly transition of control to the nominees of the Series C Preferred Stock, a majority of the current directors of the Company (constituting all three independent directors) have agreed to resign upon the nomination by the holders of the Series C Preferred Stock of three qualified individuals to serve as directors of the Company. The holders of the Series C Preferred Stock have not yet nominated any replacement directors, although the Company has been informed that the Series C Preferred Stock holders will do so in the near future. In addition, while the Company’s current Chief Executive Officer, Michael Patrick George, has indicated his willingness to serve the Company during an initial transition period, there are no commitments regarding the length of such period or regarding his continued service with the Company thereafter. It is unknown what business plan the new directors of the Company will adopt upon their appointment to the Board. While the current business plan of the Company was implemented in an attempt to maximize the return to all of the Company’s stakeholders, a majority of the new directors will be nominated by the holders of the Series C Preferred Stock and they may adopt a new business plan that will affect the Company’s stakeholders differently than the existing plan. Investors in the Company should evaluate their investment in light of this uncertainty.

Dependence on Cherry Creek Project

The Cherry Creek Project currently is the Company’s largest asset. Based on its evaluation of numerous factors, current management of the Company believes that the fair value of the Cherry Creek Project, if properly developed and adequately funded, is significantly in excess of the Project’s current financial statement value. Accordingly, the Company has been operating in a manner intended to provide the Company sufficient time and financial resources to properly develop and monetize the Cherry Creek Project. There can be no assurance that the Company will be able to recover from the Cherry Creek Project the value currently anticipated. Even if the Cherry Creek Project yields recoverable value in line with current estimates, such proceeds may not be sufficient to make required payments associated with the Company’s current and potential future obligations may not be sufficient to meet all such obligations. In such event, there would be no financial recovery for the Common Stock.

History of Losses in Principal Business

To date, the Company’s activities have primarily consisted of managing and developing its various water rights and related assets, and attempting to market and sell its water assets, and those of its clients. In light of the Company’s current financial condition, however, losses from operations are not sustainable for the period of time the Company expects will be required to develop a viable water market. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent for near-term and long-term operating cash on sales of assets and revenue from Water Delivery Contract Units or loans secured by the Cherry Creek Project. Reliance on such uncertain sources of sales proceeds or revenue/loan proceeds raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Uncertainty of Future Water Revenue

The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to customers in California. The Company has also faced significant competition in arranging water transfers from governmental agencies including the United States Bureau of Reclamation (“USBR”), the California Department of Water Resources (“DWR”) and the Metropolitan

Water District of Southern California, each of which agencies has directly arranged water transfers from agricultural to urban users over the last few years. This competition is significant because these agencies also control, influence and/or price access to publicly-owned conveyance, storage and distribution facilities necessary to carry out California water transfers. As an example, during the nine months ended December 31, 2003, these entities (along with other contractors of USBR and DWR) announced that they plan to allocate virtually all water conveyance capacity across the Central California Delta (the “Delta”) and virtually all water storage above the Delta among themselves. If implemented, that plan would further limit the potential for development of a price sensitive water market in California. Further, implementation of the plan would severely limit the potential purchasers of water arising from resources owned by the Company and located in areas north of the Delta (including Yuba County). As a result of these developments, the Company has suspended its attempts to arrange water transfers in California and has decided to sell its California assets to potential purchasers who are positioned to put water arising from the Company’s assets and water rights to beneficial use in the water’s area of origin.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Prior to December 31, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of December 31, 2003, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The only remaining debt consists of the convertible subordinated debentures which bear interest at 9% per annum. The principal balance of the debentures of $8,318,000 as of December 31, 2003, matures on September 30, 2005.

The carrying amount of the debentures is based upon the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. Over the past three fiscal years the Company has repurchased debentures in a series of unrelated voluntary transactions between the Company and the individual debenture holders at 55 cents per dollar of the face amount. At the times consummated, each of these repurchase transactions represented the fair value of the debentures. During the fiscal year ended March 31, 2003, the Company repurchased debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. There were no repurchases during the three or nine months ended December 31, 2003. Because there is no quoted market for the debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase further debentures at this price. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its debentures over the last four fiscal years at prices which, in aggregate, represent 36% of the face value of the debentures so purchased.

Item 4. Controls and Procedures

The Company currently has seven employees, and conducts only limited financial transactions. The positions of Chief Executive Officer, President and Chief Financial Officer are currently all held by the same person. As of December 31, 2003, the Company’s President, Chief Executive Officer, and Chief Financial Officer evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s President, Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, for a company of its size, are effective in ensuring that material information related to the Company required to be disclosed is included in the reports that the Company files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3. Defaults upon Senior Securities

The Company currently has outstanding shares of Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”), the terms of which provide for the Company to pay dividends semi-annually on the fifteenth day of January and July of each year, if declared by the Board of Directors. If the Company does not pay two or more semi-annual dividends on the Series C Preferred Stock, the holders of the Series C Preferred Stock have the right to elect a majority of the directors of the Registrant. In order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare the pending $279,000 cash dividend payment on the Company’s Series C Preferred Stock due on January 15, 2004. The January 15, 2004 dividend payment was the second semi-annual dividend payment that the Company did not declare. As a result, under the terms of the Certificate of Designation for the Series C Preferred Stock, the Series C Preferred Stock holders gained the right to elect a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority. In the course of these discussions, representatives of the Company’s Series C Preferred Stock holders have indicated their intention to nominate qualified individuals to serve as directors. Therefore, Directors David A. Abel, Robert A. Baker and Lee K. Harrington will tender their resignations from the Company’s Board of Directors, effective as soon as their successors can be nominated, qualified and elected to serve the remainder of the incumbents’ unexpired terms.

Item 5. Other Information

Annual Meeting of Stockholders. The Company has historically held its annual meeting of stockholders in the second week of September following its fiscal year end. The Company has postponed the annual meeting of stockholders. The date has not yet been established by the Board of Directors.

Transition of Majority Representation on the Board of Directors. As a consequence of the Board of Directors’ decision not to pay pending dividends on the Company’s Series C Preferred Stock, the Series C Preferred Stock holders became entitled to nominate and elect a majority of the Company’s Board. Based on the outcome of discussions between the Company and the Series C Preferred Stock holders, the Company anticipates that its three independent outside directors will resign in favor of qualified nominees of the Series C Preferred Stock holders.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

       Form 8-K, October 10, 2003

              Item 5. Other Events and Regulation FD Disclosure.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY

Date: February 13, 2004	By:	/s/ MICHAEL PATRICK GEORGE

Michael Patrick George
President, Chief Executive Officer, and Chief Financial
Officer