Form 10-K
period 2004-03-31
WESTERN WATER CO
filed 2004-10-15
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004.

Commission file number 0-18756

Western Water Company

(Exact name of registrant as specified in its charter)
(www.wwtr.com)

Delaware (State of incorporation)	33-0085833 (I.R.S. Employer Identification No.)

102 Washington Avenue, Point Richmond, California (Address of principal executive offices)	94801 (Zip Code)

Registrant’s telephone number, including area code: (510) 234-7400

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Right to Purchase Series E Junior Participating
Preferred Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  [  ] No  [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2003 was approximately $1,166,000 (based on last reported sale price of $.16 per share of common stock on that date). Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 8,069,012 shares of registrant’s common stock outstanding as of October 8, 2004.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934). Yes  [  ] No [X]

Documents Incorporated By Reference: None

i

Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. Western Water Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

Item 1. Business

Introduction

     The principal business of Western Water Company has been to manage, develop, sell and lease water and water rights in the western United States. Prior to 2000, the Company had been developing this business through the acquisition of water rights and other interests in water, the purchase of real estate for the water rights associated with such real estate, and the sale or lease of water. The Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado because it believed that there is a growing demand for water resources in both of these areas and the demand is expected to exceed the water resources currently available. The Company, directly and indirectly, owns certain water rights, as well as a limited amount of real estate, in California and Colorado.

     The Company has, however, encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to potential customers in California. Prior to 2002, these regulatory obstacles were compounded by the electric energy crisis in California, which rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances. The regulatory and electric cost issues were further exacerbated by the Company’s weakened financial condition.

     The Company also has faced significant competition in arranging water transfers from governmental agencies. This competition is significant because these agencies also control, influence and/or price access to publicly-owned conveyance, storage and distribution facilities necessary to carry out California water transfers. During Fiscal Year 2004, these entities announced that they plan to allocate virtually all water conveyance capacity across the Delta and virtually all water storage above the Delta among themselves. Because the Delta is the confluence of the Sacramento and San Joaquin Rivers and also the location of export facilities serving Southern California, allocation of capacity exclusively to government contractors would significantly impede the Company’s attempts to market water in California. If implemented, the proposed plan would further limit the potential for development of a price sensitive water market in California and the potential purchasers of water arising from resources owned by the Company that are located in areas north of the Delta (including Yuba County).

     As a result of these developments in California, the Company has suspended its attempts to arrange water transfers in California and has decided to sell some or all of its California assets. The Company’s remaining principal California water assets consist of certain riparian and appropriative water rights, together with certain groundwater rights, associated with a large parcel of real property located along the Yuba River, which is referred to as the Yuba Goldfields.

     The Company’s principal Colorado water interests consist of the water rights associated with an aggregate of 4,559 acres of land and certain other water rights in the Cherry Creek basin, which is referred to as the Cherry Creek Project. This land is in the drainage area of Cherry Creek, south of Denver, in Douglas County, Colorado. It was purchased by the Company in 1992 and most of the land has since then been sold. However, the Company has retained almost all water rights from the land that was sold. The Cherry Creek assets were acquired primarily for the purpose of developing, selling or leasing water in the Cherry Creek basin. The Company’s real estate holdings in Colorado currently consist of approximately 372 acres of primarily undeveloped land located along Cherry Creek.

     The Company’s real estate and water rights in Colorado have been consolidated, adjudicated, and developed to form the Cherry Creek Project. The Company is currently concentrating its efforts on monetizing the Cherry Creek Project. The Cherry Creek Project is the largest remaining asset on the Company’s consolidated balance sheet. As discussed in greater detail below, on March 16, 2004, the Company entered into a loan agreement with the holders of Company’s Series C Preferred Stock, which loan is secured by the Cherry Creek Project. At the end of the fiscal year on March 31, 2004, the balance of that loan was approximately $559,000. Following the end of the 2004 fiscal year, the Company borrowed an additional $279,000, and, as of July 15, 2004, the loan secured by the Cherry Creek Project was approximately $853,000, including accrued interest.

     Based on the adverse developments in California, and the Company’s decision to suspend the majority of its water operations in California, the Company’s ability to generate material revenue in the future is dependent on its ability to (i) sell some or all of its remaining California assets, and (ii) develop and market the Cherry Creek Project, through the sale of water delivery contract units, the sale of the entire project, or the creation of a joint venture to develop the project to a higher long-term value. The Company can provide no assurance that it will be able to sell its remaining California assets on favorable terms, if at all, or maximize the value of the Cherry Creek Project. In fact, following the fiscal year ended March 31, 2004, the Company’s proposal for a plan to effect reliable, all-season deliveries from the Cherry Creek Project to its downstream customers was denied by the Colorado Office of the State Engineer. Although the Company is in the process of appealing the denial, this setback will further delay the sale of water delivery contract units associated with the Cherry Creek Project and may impair the Company’s liquidity position. In addition, despite recent progress in establishing infrastructure necessary to make water deliveries from the Cherry Creek Project to Colorado customers, before the Company can consummate significant water deliveries from the project, the Company or its prospective customers or a prospective joint venture partner will have to build additional infrastructure. The Company does not currently have the financial resources necessary to complete such infrastructure. The need for such additional infrastructure will affect the Company’s ability to sell water from the Cherry Creek Project and the prices at which it will be able make such sales.

     As the Company’s financial condition has deteriorated, the varying and sometimes conflicting interests of the Company’s different classes of investors have made it more difficult and more expensive to operate the Company. For instance, representatives of some of the Company’s unsecured creditors have registered their concerns about the Company taking on secured debt that the Company has deemed necessary to maintain its corporate operations. These representatives have expressed their opinion that certain creditors’ interests would be better served by a liquidation of the Company than through the expenditure of resources to develop the Company’s assets for maximum value. However, while immediate liquidation could benefit certain creditors, such a liquidation would likely result in less than full recovery for other investors. Similarly, certain holders of the Company’s 9% convertible subordinated debentures due 2005 have made oral threats of litigation challenging corporate actions (including the declaration of preferred stock dividends) or forcing liquidation. Although the Company believes such threats are without legal foundation, the risk of litigation and of potential personal and/or corporate liability for certain corporate actions have led the Company to incur additional expenses beyond what would have been incurred under normal circumstances.

     On August 24, 2004, Empire Insurance Company, a debenture holder, filed suit against the Company challenging certain actions of the Company. See Part I, Item 3, Legal Proceedings in this Form 10-K.

     Based, in part, on its finding that the Company’s circumstances and prospects make it unlikely that the Company’s common stockholders will achieve a meaningful financial return, the Company took certain actions during fiscal 2004 that resulted in a change of control of the Company’s Board of Directors. Perceived differences in the interests of various classes of investors have also led the Company to expend additional executive time and attention in evaluating alternative corporate business plans based on the plans’ potential varying impacts on the interests of different classes of investors. Because of the Company’s precarious financial position, the Company has also had to evaluate each major business decision in light of the potential that the Company will be deemed, in retrospect, to have been operating within the “zone of insolvency.” These potential conflicts among the interests of the Company’s investors have been further exacerbated by the expense and difficulty of communicating with and getting direction from the Company’s common stockholders.

     The Company’s principal executive office is located at 102 Washington Avenue, Point Richmond, California 94801. Its telephone number is (510) 234-7400. The Company maintains project offices in Marysville,

California (within the Yuba Goldfields) and in Douglas County Colorado (in proximity to the Cherry Creek Project). Unless the context requires otherwise, references to the “Company” in this report include Western Water Company and all of its subsidiaries. The Company’s predecessor was originally incorporated in California, and on March 23, 1994, the Company changed its state of incorporation from California to Delaware.

Overview of Water Markets

     California

     Southern California has been experiencing a water shortage that is projected to become worse. The reliability of supply predictions has been complicated by uncertainties related to California’s supply of Colorado River water. Reacting, in part, to the risk of losing surplus Colorado River water, the Metropolitan Water District of Southern California, the region’s primary importer of supplemental water supplies, arranged to buy additional water from farming interests in Northern California. These arrangements, however, consisted of direct transactions between the Metropolitan Water District of Southern California and selected Northern California irrigation districts. Thus, the Company has been unable to arrange high-value, long-distance, farm-to-urban water transfers, such as it had formerly pursued. A secondary effect of the Metropolitan Water District of Southern California’s arrangements has been to absorb available conveyance capacity between Northern and Southern California, making it more difficult for third-party transfers to be accommodated. As a result, much of the water to which the Company has access has been “stranded” in areas of California where water tends to be more plentiful and where value, reflected in market prices, tends to be lower.

     The Sacramento Valley Water Management Agreement constitutes a recent settlement of contested water rights between water rights holders located upstream of the Delta and entities that hold water rights in or downstream of the Delta. Although the Company believes that successful implementation of the Sacramento Valley Water Management Agreement could enhance the value of senior water rights and clarify ownership issues necessary to permit efficient water transfers, the implementation agreements are still in the process of negotiation. Uncertainty related to those negotiations have caused certain upstream senior water rights holders, including clients and partners of the Company, to defer new water transfer transactions until the details of the Sacramento Valley Water Management Agreement are set, or to undertake only those near-term water transfers which are sanctioned by participants in the Sacramento Valley Water Management Agreement. Thus, even though the long-term implications of successful negotiation of the Sacramento Valley Water Management Agreement are positive for water transfers in California, the pending negotiations have caused the deferral or cancellation of transfers that might otherwise have been completed, including transactions in which the Company intended to participate.

     The institutional impediments to a voluntary willing seller/willing buyer water market in California have severely constrained the Company’s ability to generate revenues either from the sale of water arising under its own water rights or through joint venture or brokerage arrangements with other water rights holders to assist them in selling water. As a result, the Company is currently disposing of most of its California assets, with the exception of land and water rights associated with the Yuba Goldfields.

     Colorado

     Douglas County, Colorado, on the southern edge of the Denver metropolitan area, is experiencing very rapid population growth. The County also has very limited local surface water supplies, and is reliant upon groundwater and some surface water from local streams and the South Platte River. Additional surface water for the area is not readily available because existing supplies are already controlled by others, and development of new water supply projects has been blocked. Local agencies are pursuing new surface water imports as well as further developing the sustainable use of local groundwater to meet new demands on their systems.

     In February, 2004, the South Metro Water Supply Study Board released the South Metro Water Supply Study. The South Metro Water Supply Study constitutes the region’s integrated water planning document and reviews the available resource management alternatives available to the planning area, which is also the Company’s market area for the Cherry Creek Project. Therefore, the Company is evaluating the findings and alternatives discussed in the South Metro Water Supply Study and attempting to demonstrate the ways in which the Cherry Creek Project can leverage the efforts of the study participants to implement preferred alternatives. With demand for water in the study area expected to more than double over the next 20 years, according to the South Metro Water Supply Study, the Company believes that the water resources collected within the Cherry Creek Project may be necessary to meet a portion of that new demand (along with as-yet-unidentified new surface water imports).

Currently, several of the study participants have agreed to independently study the Cherry Creek Project in relation to the regional plan.

     In addition to the regional planning efforts summarized in the South Metro Water Supply Study, several water purveyors within Douglas County have undertaken efforts to increase local supply reliability. The Company analyzes all such efforts of which it becomes aware and attempts to gain consideration of the Cherry Creek Project in such efforts. There are at least three regional water retail agencies that are undertaking long-term supply development projects, including substantial infrastructure projects involving new pipelines, diversion structures and off-stream reservoirs aimed at meeting increasing water demands anticipated in the area. The Company is attempting to induce these and other agencies to evaluate the use of the Company’s local water resources to meet a portion of such future demand. To date, however, the Company has not sold any water delivery contract units nor has the Company been successful in persuading any of the local water purveyors to rely upon the Cherry Creek Project as a supplemental source of its long-term water supply.

Regulatory Overview

     California

     Water rights in California are subject to complex laws, regulations and jurisdictions that complicate the development of water for transfer and sale. Under the doctrine of appropriation, a water user can publicly claim water from a river for beneficial use, so long as the water is physically available from the flow of the river after accounting for the rights of prior appropriators. Beginning in 1914, surface water (generally, water in rivers) has been subject to regulation by the State Water Resources Control Board. The Company claims various appropriative rights on the Yuba River that were perfected by its predecessor in interest, some of which predate State Water Resources Control Board’s jurisdiction (pre-1914 rights) and should therefore be “grandfathered” from regulatory jurisdiction. However, recent developments, including the State Water Resources Control Board’s decision in the Lower Yuba River water rights case (currently on appeal), indicate that development of these rights associated with the Yuba Goldfields for transfer and use outside the immediate area of Yuba County will take longer and cost more than the Company had formerly anticipated.

     California law also recognizes the rights of landowners adjacent to a river to divert an unquantified amount of water from the river for beneficial use on such lands (riparian rights) or for in-stream beneficial use. Through its interest in the water rights associated with the Yuba Goldfields, the Company claims riparian rights on the Yuba River; these riparian claims are supported, as well, by a court decree dating from 1929.

     Groundwater (generally, water in underground aquifers) is not subject to statewide regulation in California, as it is in most other states. Overlying landowners have the right to place wells on their property and pump water from the underlying aquifer for use on their land. In some cases, such water rights may be severed from the land and traded separately. The Company has retained the groundwater rights associated with the Yuba Goldfields. However, the extension and possible perfection of State Water Resources Control Board’s jurisdiction could further complicate development of the Company’s groundwater rights. In addition, the practical development of groundwater associated with the Yuba Goldfields depends, in part, on cooperation of the Yuba County Water Agency, which cooperation has not been forthcoming during the Agency’s current appeal of the State Water Resources Control Board’s order, despite the Company’s attempts to induce such cooperation. Recovery and export of groundwater originating in Yuba County is also subject to extensive area of origin protections that the Company must observe in realizing value from such rights. Further, development of marketable water from the water rights associated with the Yuba Goldfields depends upon access to conveyance (and, possibly, storage) facilities controlled by government agencies who have repeatedly acted to impede development of California water markets. Finally, use of water developed from the Company’s water rights in the Yuba Goldfields depends upon identification of an end use and end user capable of sustaining the required physical and regulatory investment necessary to development. In light of these interrelated and complicating factors, the Company believes that development of its water rights will take longer and cost more than the Company formerly anticipated. Accordingly, the Company does not currently anticipate that it will derive significant revenues from its water rights associated with the Yuba Goldfields in the near future.

     Colorado

     The Company believes the regulatory environment in Colorado is substantially more transparent, less costly and more predictable in terms of outcome than in California. The Company believes the Colorado system is more conducive to water asset development and protection and more hospitable to water sales than California’s system. First, water rights matters are adjudicated by a state-wide system of Water Courts presided over by judges with specialized subject matter knowledge from which appeal may be taken directly to the Colorado Supreme Court. The Water Courts retain jurisdiction over cases, so that changes of facts or circumstances can be submitted to further adjudication without re-trying complicated issues determined in prior phases of the case. Second, the Colorado Office of the State Engineer and regional Water Commissioners are independent and disinterested regulators who oversee compliance with well-developed and integrated precepts of water use administration without conflict based on direct competition for water. Water rights are described as being “tributary” (generally similar to “surface” water in California) or “nontributary” (generally similar to groundwater in California).

     The Company owns the Cherry Creek Project which includes Water Court-recognized rights to a minimum of 6,511 acre-feet of annual production of nontributary water, additional rights to tributary appropriations from Cherry Creek, potential near-stream water storage sites, as well as a Water Court approved plan for augmentation to operate the separate elements of the project on a conjunctive basis that increases overall flexibility, reliability and value. Colorado has enacted various laws and regulations that identify and establish rights to tributary water which grant the holders thereof the right to use specified amounts of tributary water on a fixed priority basis. Because junior water rights do not constitute a reliable source of water and because of the scarcity of tributary resources in the area, municipalities and water districts in the Cherry Creek basin have relied primarily on local groundwater resources and other nontributary supplies. However, under Colorado law, by combining various water rights under a court-approved plan for augmentation, junior water rights can effectively be used “out of priority” without injury to the senior appropriators. Because court-approved plans for augmentation allow water to be diverted from junior tributary water sources without regard to the priority system, such plans are currently the most common method by which new reliable water supplies are developed for municipal uses in Colorado. As a result, the Company believes that water derived from the Cherry Creek Project constitutes a reliable future supply to meet the growing demand within the area. In addition, the Company’s plans for developing the Cherry Creek Project are consistent with prevailing Colorado water law as well as the precepts embedded in the South Metro Water Supply Study. As a result of the more hospitable regulatory environment in Colorado, the Company has concentrated its efforts there to develop the Cherry Creek Project in conformance with Colorado law and in cooperation with regional water purveyors.

Description of Business

     The Company’s business goal has been to create recurring income through identifying undervalued and/or underused water assets, and enhancing the value of those assets via development, transmission and delivery to customers in the arid regions of California and Colorado. However, significant delays in the Company’s attempts to overcome regulatory obstacles to economic water transfers in California and the Company’s financial constraints have forced it to reconsider its business plans. In accordance with a plan to manage the Company’s liquidity position and to reduce its operating expenses, the Company, during the three most recent fiscal years, has sold most of the assets that the Company no longer believed it would be able to profitably develop and manage within a reasonable period.

     On June 18, 2003, the Company sold its interest in the Bear Valley Mutual Water Company to a local city water department. Upon disposition, the Company received cash proceeds of approximately $723,000 and realized a gain on the sale of approximately $73,000.

     During the fiscal year ended March 31, 2004, the Company sold its two farm properties (Byington and Magnolia Ranches) in the Wheatland Water District. Byington Ranch was sold to an unaffiliated purchaser in December 2003 for net proceeds of $1,170,000 and realized a gain of $208,000. In March 2004, the Company sold the Magnolia Ranch to a different unaffiliated purchaser and received net proceeds of $1,916,000 and realized a gain of $463,000.

     In May 2004, the Company sold its last remaining ranch in Yuba County (Loma Rica Ranch) to a different unaffiliated purchaser for net proceeds of $599,000 and realized a gain of $85,000. In June 2004, the Company sold the Cardozo Ranch in San Bernardino County to a different unaffiliated purchaser for a combination of cash in the amount of $224,000 plus a purchase money note in the amount of $230,000 which was secured by the property. After deductions for back property taxes, sales commission, and other costs of disposition relating to the Cardozo Ranch, and following the subsequent retirement of the purchase money note, the Company received approximately $454,000 in net proceeds which resulted in a gain of $2,000 in fiscal 2005.

     On July 26, 2004, the Company sold its last remaining ranch in San Bernardino County, California (Lewis Ranch) to an unaffiliated purchaser in a transaction recorded as an installment sale.

     The Company retains ownership of 242 acre-feet per year of West Basin (Los Angeles County, California) groundwater pumping rights. These rights, together with certain West Basin groundwater pumping rights that the Company has leased from others, had been pledged to meet the Company’s obligations to sell water to the City of

Inglewood, California. During the fiscal year ended March 31, 2003, the Company repaid the remaining principal of the bank loan arranged in 1998 to support the Inglewood transaction and thereby cancelled the bank’s security interest in the West Basin groundwater pumping rights. The five-year term of the Inglewood transaction expired on September 30, 2003. The Company has decided to sell its residual West Basin groundwater pumping rights and this asset is recorded as an “asset held for sale” on its balance sheet as of March 31, 2004.

     The following is a summary of the assets the Company sold or disposed of during the three most recent fiscal years:

     Fiscal Year ended March 31, 2004:

	Cash
Asset	Proceeds	Gain
Investment in Bear Valley Municipal Water Company, California	$723,000	$73,000
Yuba County, California, Farmland	3,086,000	671,000
Douglas County, Colorado, Land	406,000	406,000

     Fiscal Year ended March 31, 2003:

	Cash
Asset	Proceeds	Gain
Mojave Water Rights, California	$2,632,000	$964,000
Possessory Interest in Land in Douglas County, Colorado	294,000	11,000

     Fiscal Year ended March 31, 2002:

	Cash
Asset	Proceeds	Gain
Glenn County, California Farmland	$299,000	$1,000

     California — Yuba Goldfields Water Rights

     The Company has been attempting to develop its Yuba Goldfields water for sale or lease through a long-term conjunctive use program in cooperation with the Yuba County Water Agency. The Company has not, however, developed a plan for marketing and selling water arising under its Yuba Goldfields water rights. In addition, there are various regulatory hurdles that could delay or limit the Company’s ability to deliver or sell such water. Based on regulatory limitations as well as on delays in negotiating a satisfactory conjunctive use program, the Company believes that the development and delivery of water from the Yuba Goldfields will take longer and cost more than it had formerly anticipated. The Company’s carrying value of these Yuba Goldfields-related assets (including water rights, land and improvements, equipment, and certain capitalized project development costs) is approximately $280,000.

     Colorado — Cherry Creek Project

     In July 1992, the Company initiated the Cherry Creek Project. The Company has retained substantially all of the water rights associated with the Cherry Creek Project. The Company has the right to operate 14 wells drawing tributary water in the Cherry Creek alluvium, of which 12 are existing wells. Ten of the 14 well rights (including two completed alluvial wells on property recently acquired by the Parker Water & Sanitation District under threat of condemnation) are located on property that is not owned by the Company. With respect to these ten wells, the Company owns the right to drill, maintain and operate the wells and to enter the real property on which such wells are located in order to operate, maintain or establish such wells. In April 1995, the Company transferred approximately 257 acres of its Cherry Creek Project real estate to the State of Colorado for annexation into the Castlewood Canyon State Park in exchange for the rights to withdraw and use 1,290 acre-feet of nontributary water per year associated with the adjacent park land owned by the state.

     The Company currently has the right to sell or lease each of the various water rights it owns. However, in order to package its water rights so that it can sell long-term, reliable water resources to municipalities and other larger water users located in the Cherry Creek basin, the Company combined its various water resources in a plan for augmentation approved by the Colorado Water Court in February 1998. During the fourth quarter of the year ended March 31, 1999, the Company drilled its first nontributary well to begin implementation of the plan for augmentation. This well provides the Company with additional information on the water resources in the aquifer. In addition, water from this well is available for future water sales. During the fiscal year ended March 31, 2003, the Company produced and sold its first water from this nontributary source. Although the amount and value of these water sales are not material, the Company believes that completion of construction, permitting, and the initial sale and successful delivery of Cherry Creek Project water are important milestones in the development of the Cherry Creek Project.

     During the year ended March 31, 2003, the Company (i) acquired a permanent easement for the development of a series of additional nontributary wells, (ii) sought and received federal regulatory approval to complete the conveyance and delivery structures, and (iii) successfully constructed an Arapahoe aquifer well and related outfall facilities to connect the new well to Cherry Creek. Based on completion of the additional water production and delivery facilities, the Cherry Creek Project increased its legal and physical capability of delivering in excess of 600 acre-feet of water per year to users with alluvial production facilities along Cherry Creek.

     During the year ended March 31, 2004, the Company entered into a water sale agreement with the Cottonwood Water & Sanitation District, a public water purveyor in northern Douglas County. Cottonwood is one of the entities that have executed non-binding letters of intent to purchase water delivery contract units representing an undivided interest in the permanent production capacity of the Cherry Creek Project, at a value of approximately $4,500 per acre-foot of firm water supply. One of the remaining conditions to the sale of the water delivery contract units is the demonstration of reliable delivery of water under all stream and weather conditions. Under the Cottonwood water sale agreement, the Company contracted to deliver up to 100 acre-feet of Cherry Creek Project water to Cottonwood during the year beginning July 1, 2003 and ending June 30, 2004. The Company has fulfilled all of its obligations under that contract by making deliveries to Cottonwood from the Cherry Creek Project via Cherry Creek. One of the purposes of the Cottonwood water sale agreement was to demonstrate and gain approval for a reliable delivery regime, via Cherry Creek, that could satisfy the delivery condition for the planned sale by the Company and purchase by Cottonwood and others of Cherry Creek Project water delivery contract units.

     Following execution of the Cottonwood water sale agreement, Cottonwood and the Company filed a joint application to the Colorado Office of the State Engineer for approval of a substitute water supply plan. The proposed substitute water supply plan included elements designed to assure the Cherry Creek Project’s current and prospective customers of reliable water deliveries via Cherry Creek. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to sell the water delivery contract units. The proposed substitute water supply plan constituted an integrated approach to tracking and accounting for water deliveries from the project’s upstream nontributary production wells to Cottonwood’s downstream alluvial wells. Essentially, the substitute water supply plan proposed that the Company deliver the nontributary water to Cherry Creek and use the Creek itself to convey the water to its downstream customer. The proposed delivery arrangements were uncontested as to periods when Cherry Creek exhibits surface flow between the point of introduction of the nontributary water and the downstream point of withdrawal by Cottonwood. However, two parties filed objections to the substitute water supply plan’s delivery regime as to periods when Cherry Creek exhibits dry reaches between the point of introduction and the downstream point of withdrawal. The Company responded to the objections by attempting to demonstrate that operation of the substitute water supply plan could not cause an injury to any water right on Cherry Creek, even during periods when the Creek exhibits dry reaches.

     The Company’s application for approval of the substitute water supply plan was unexpectedly denied by the Colorado Office of the State Engineer in April 2004. As a result of that denial, the schedule for sale of water delivery contract units has been delayed and the likelihood of such sales has been diminished. On May 6, 2004, the Company filed a Notice of Appeal of the denial with the Colorado Water Court, as permitted under applicable Colorado statute. The Company cannot predict the outcome of the appeal or when a decision will be forthcoming from the Water Court.

     In addition to pursuing the appeal, the Company also prepared and filed a new substitute water supply plan application with limiting terms and conditions aimed at gaining approval. As a prerequisite to filing for approval of a revised substitute water supply plan, the Company and the Cottonwood Water & Sanitation District mutually executed a new water sale agreement on August 17, 2004. The new water sale agreement is substantially similar to the one-year agreement signed in 2003 and completed during 2003-4, except that the new agreement provides greater operational flexibility and calls for the sale of up to 200 acre-feet of water from the Cherry Creek Project. In addition to entering into the new water sale agreement, the Company and Cottonwood have worked cooperatively with the Office of the State Engineer to develop terms and conditions for a revised substitute water supply plan that might improve the likelihood of approval by the Office of the State Engineer. The Company can provide no assurances that the revised terms and conditions acceptable to the Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project. Further, the Company cannot predict (i) whether the new substitute water supply plan application will be approved or (ii) the period of time required for review of the new application. As a result, the Company can provide no assurance that it will succeed in generating meaningful revenue from the Cherry Creek Project, particularly in light of the Company’s dwindling financial resources. Moreover, based on its current estimates, unless the Company is able to consummate sales of the water delivery contract units associated with the Cherry Creek Project by August 2005, the Company will not have sufficient funds to continue its operations thereafter.

Environmental Regulation

     The Company’s operations are or may become subject to federal, state and local laws and rules regulating the discharge of materials into the environment, air quality standards, pollution of stream and freshwater sources, odor, noise, dust and other environmental protection controls. The Company believes that it currently is in substantial compliance with all material environmental laws governing its operations. Furthermore, the Company does not believe that federal or state environmental laws will hinder or adversely affect its proposed operations. However, future legislation designed to protect the environment, as well as future interpretations of existing laws, could require further expenditures by the Company, or have adverse effects on its operations, the extent and nature of which cannot now be predicted. Water leased or sold by the Company may be subject to regulation as to quality by the United States Environmental Protection Agency (or EPA) acting pursuant to the Federal Safe Drinking Water Act. In California, the responsibility for enforcing the Federal Safe Drinking Water Act is delegated to the California Department of Health Services and to the State Water Resources Control Board acting pursuant to the California Safe Drinking Water Act. The Federal Safe Drinking Water Act provides for the establishment of uniform minimum national water quality standards, as well as governmental authority to specify the type of treatment processes to be used for public drinking water. The California Safe Drinking Water Act and the mandate of the California Department of Health Services are similar to the Federal Safe Drinking Water Act and the mandate of the EPA, and in many instances the maximum contaminant levels and other requirements of the California Department of Health Services are more restrictive than those promulgated by the EPA.

     Both the EPA and the California Department of Health Services have promulgated regulations and other pronouncements, which require various testing and sampling of water and inspections by distributors and retailers and which set the maximum levels for numerous contaminants. Because the Company does not intend to sell water directly to consumers, it believes that these standards only affect the water agencies that may buy or lease the Company’s water. While drinking water regulations do not directly affect the Company, the regulations regarding the quality of water distributed for human consumption affects the Company’s intended customers and may, therefore, depending on the quality of the Company’s water, impact the price and terms upon which the Company may in the future sell its water or water rights.

     Under various federal, state and local laws, regulations and ordinances, an owner or operator of real estate interests may be liable for the costs of cleaning up, as well as certain damages resulting from, past or present spills, disposals or other releases of hazardous or toxic substances or wastes on, in or from a property. Certain environmental laws including the federal Comprehensive Environmental Response Compensation and Liability Act and Resource Conservation and Recovery Act, impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances or wastes at or from the property. The presence of such substances or wastes, or the failure to properly remediate any resulting contamination, also may adversely affect the owner’s or operator’s ability to sell, lease, or operate its property or to borrow using its property as collateral. Although the Company is not aware of any such environmental contamination on any of its real estate holdings or on any locations adjacent to its holdings, there can be no assurance that such environmental contamination does not exist.

     During the fiscal year ended March 31, 2004, the Company discovered that an isolated portion of its land within the Yuba Goldfields had previously been used as a domestic refuse disposal site. The Company does not know what materials were disposed at the site. Use of the site was apparently abandoned approximately 40 years ago. The Company has not been notified of any potential liability with respect to the abandoned disposal site, and no claims related to the site have been made against the Company. In June 2004, the Company contracted with an unaffiliated waste management company to take soil samples from various locations around the former disposal site for laboratory analysis. The analytical results indicate normal readings without any indication of abnormal or hazardous materials at the site. Based on these results, the Company does not believe that the former dump site constitutes an environmental or financial liability to the Company.

Employees

     As of the date of this report, the Company has seven employees, none of whom is covered by any collective bargaining agreement. The Company believes that its relations with its employees are good. However, in light of the Company’s precarious financial position, the Company is at risk of losing employees to more stable employers. After the year ended March 31, 2004, the Company agreed to pay a retention bonus to assure the continued service of the Company’s Vice President-Engineering through September 30, 2005.

Item 2. Properties

     The principal properties owned by the Company at March 31, 2004 consisted of the following:

•	Undeveloped land in the Cherry Creek basin, Colorado, consisting of a total of approximately 372 acres and associated water rights. See “Item 1. Business — Description of Business — Colorado Cherry Creek Project.” The Company’s Colorado land is currently zoned and used primarily for agricultural uses.

•	A 225-acre rice farm located in Yuba County, California (known as Loma Rica Ranch). The Company sold Loma Rica Ranch on May 20, 2004 and received net proceeds of approximately $599,000, generating a gain of $85,000.

•	Two parcels of real estate situated within the Yuba Goldfields in Yuba County, California, approximately ten miles northeast of Marysville, California. The two parcels, aggregating approximately 30 acres, are zoned industrial-extractive and may be used for commercial but not residential purposes. The Company maintains its Yuba Goldfields project office on one of the parcels. The Company also owns the water rights associated with a substantial portion of the Yuba Goldfields.

•	Certain mineral interests and other property rights including the right to enter for the purpose of extracting hydrocarbons, related to 440 acres of land in Chico, California, and to 2,578 acres of land in Sacramento County, California.

•	Lewis Ranch, an 80-acre unimproved parcel in San Bernardino County, California and Cardozo Ranch, a 139-acre ranch with four single family houses situated thereon. The Company sold Cardozo Ranch on June 7, 2004, and received net proceeds of approximately $454,000, resulting in a gain of $2,000. On July 26, 2004, the Company sold Lewis Ranch to an unaffiliated purchaser for $250,000 for which the Company received $30,000 in cash and a long-term amortizing purchase note in the amount of $220,000. The sale of the Lewis Ranch is being recorded as an installment sale. As of March 31, 2004, both Lewis Ranch and Cardozo Ranch were accounted for among “assets held for sale” on the Company’s balance sheet.

     The Company’s foregoing real estate properties in Colorado, part of the Cherry Creek Project, are encumbered by a deed of trust securing a note payable by the Company to holders of the Company’s Series C Preferred Stock. For a description of the note, see “Note 12: Long-Term Debt” to the Company’s consolidated financial statements included as part of this annual report on Form 10-K.

     The Company leases its principal executive office at 102 Washington Avenue in Point Richmond, California, containing 2,400 net square feet, pursuant to a lease that expires in February 2006. The Company’s current monthly rental obligation for the facility is $4,800.

Item 3. Legal Proceedings

     During the fiscal year ended March 31, 2002, the Parker Water & Sanitation District commenced a condemnation action in order to take ownership of a 36-acre portion of a land parcel owned by the Company and held as part of the Cherry Creek Project in Colorado. In the fiscal year ended March 31, 2003, the Company and the Parker Water & Sanitation District entered into a Stipulation for Immediate Possession under which the Company agreed to allow the Parker Water & Sanitation District to take possession of the 36-acre portion of the land parcel. Under the Stipulation for Immediate Possession, the Company preserved the water rights associated with that parcel of land and was granted easements necessary for the Company to access and use such water rights. The Parker Water & Sanitation District made a deposit to the Court of $294,134 against the to-be-determined value of the parcel of land. The court subsequently paid the deposit to the Company. In September 2003, the Company reached a settlement with the Parker Water & Sanitation District, and the settlement was entered as a final rule and order of the Court terminating the condemnation action. Under the settlement, the parties agreed to total valuation (including costs of condemnation) of $700,000. Thus, the Parker Water & Sanitation District supplemented the preliminary deposit with a further payment to the Company of $405,866. The Company collected the supplemental payment in October 2003, and recorded a gain of $405,866 as a result of completing the settlement.

     On August 24, 2004, Empire Insurance Company, a holder of $3 million of the Company’s 9% Convertible Subordinated Debentures, due September 30, 2005 filed suit against the Company, its directors and certain holders of Series C Convertible Redeemable Preferred Stock in the Court of Chancery for the State of Delaware. (Empire Insurance Company v. Western Water Co., et al, C.A. No. 660-N, Filing ID 4093647.) The complaint challenges the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions. See Part II, Item 5, Series C Preferred Stock in this Form 10-K. The complaint seeks equitable relief including rescission of the dividend, voidance of the loan with which the dividend was funded, cancellation of the security for the loan, injunction against the declaration of future dividends in favor of the Series C Preferred Stock and other unspecified damages. The Company believes that the outcome of the litigation is unlikely to have a material effect on the Company’s financial position, except for the cost of responding to and defending against the allegations in the complaint.

     The Company may, from time to time, become involved in other litigation relating to claims arising from its ordinary course of business activities.

Item 4. Submission of Matters to a Vote of Security Holders

     Because no stockholder requested an annual meeting of stockholders to be held in 2003, and because of the expense of holding an annual meeting, the Company decided not to convene an annual meeting during 2003, as required under Delaware law. Therefore, no matters have been submitted for stockholders’ vote since the annual meeting held in September 2002. For similar reasons, the Company does not currently expect to call an annual meeting of stockholders during 2004, unless there are proposed actions requiring approval of stockholders, unless requested to do so by a substantial number of stockholders, or unless compelled to do so by the Delaware courts.

PART II

Item 5. Market for Registrant’s Common Equity Securities and Related Stockholder Matters

     Common Stock

     The Company’s common stock is currently traded electronically on the OTC Bulletin Board under the symbol “WWTR.OC.” The following table sets forth for the prior two fiscal years the high and low closing sales prices of the common stock.

	Low	High
YEAR ENDED MARCH 31, 2004
First Quarter (April-June)	$.20	$.35
Second Quarter (July-September)	.08	.22
Third Quarter (October-December)	.10	.16
Fourth Quarter (January-March)	.06	.11
YEAR ENDED MARCH 31, 2003
First Quarter (April-June)	$.86	$1.24
Second Quarter (July-September)	.25	.85
Third Quarter (October-December)	.17	.37
Fourth Quarter (January-March)	.19	.36

     On October 8, 2004, the Company had 1,535 record holders of its common stock. The Company believes there are numerous additional beneficial owners of the common stock whose shares are held in “street name.”

     To date, the Company has not declared or paid any cash dividends with respect to its common stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the expenses of the Company. Consequently, no cash dividends are expected to be paid on the common stock in the foreseeable future. During the quarter ended March 31, 2004, the Company conducted a thorough review of its then-current financial position, legal and contractual obligations (including those to investors in the Company), business environment, and staffing. The review took into consideration the projected cost of operating the Company during the period necessary to monetize its assets and the inherent uncertainty related to the timing of and net proceeds that could be achieved in an orderly process of developing and/or selling such assets. The review also considered the substantial uncertainty with respect to whether orderly development and disposition of the Company’s assets would result in net proceeds sufficient to meet the Company’s obligations as those obligations come due. As a result of that review, the Company reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders.

     Series C Preferred Stock

     As of March 31, 2004 and 2003, there were 7,708 shares of the Company’s Series C Convertible Redeemable Preferred Stock outstanding. The Series C Preferred Stock provides for annual dividends, when and if declared, in the amount of $72.50 per year (7.25%), payable semi-annually in arrears in January and July. During the fiscal year ended March 31, 2003, the Company declared and paid the Series C Preferred Stock dividend due on July 15, 2002 but deferred declaring the Series C dividend due on January 15, 2003 in order to preserve the Company’s interim liquidity. On June 25, 2003 the Company’s Board of Directors declared the Series C dividend which had been deferred from its due date of January 15, 2003. The dividend was paid on June 26, 2003.

     In order to preserve the Company’s interim liquidity, the Board of Directors of the Company did not declare the Series C Preferred Stock dividends originally due on either July 15, 2003 or January 15, 2004 on a timely basis. As a result of the decisions to withhold payment of two successive dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to nominees of the Series C Preferred Stock holders. As a result, directors David A. Abel, Robert A. Baker and Lee K. Harrington resigned from the Company’s Board of Directors on March 1, 2004, and Reginald M. Norris, Jr. and Dennis J. Kenny, nominees of the Series C Preferred Stock holders, were elected to serve the remaining terms of Messrs. Abel and Baker.

     On March 16, 2004, following the sale of Magnolia Ranch, the Company’s reconstituted Board of Directors declared a dividend in the amount of approximately $559,000, which represented the aggregation of the previously undeclared semi-annual dividends for July 15, 2003 and January 15, 2004. Simultaneously with the declaration of the Series C Preferred Stock dividend, the Series C Preferred Stock holders agreed to lend to the Company an amount equal to the aggregate declared dividend of $559,000. The loan is evidenced by a note secured by a deed of trust on the Cherry Creek Project. For more information related to the note see “Note 12: Long-Term Debt” to the Company’s consolidated financial statements included as part of this annual report on Form 10-K.

     On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of approximately $279,000. Simultaneously, the Company borrowed $279,000 from the Series C Preferred Stock holders in order to fund the July 15, 2004 dividend. As of July 15, 2004, the balance of the Company’s notes payable to the Series C Preferred Stock holders was approximately $853,000, consisting of $838,000 in principal, plus $15,000 in accrued interest. See Item 3, Legal Proceedings.

     Series F Preferred Stock

     As of March 31, 2004 and 2003, there were 2,388.105 and 2,251.018 shares of the Company’s Series F Convertible Redeemable Preferred Stock outstanding. The Series F Preferred Stock provides for annual dividends, in the amount of $60.00 per year (6%), payable semi-annually in arrears in January and July. Such dividends may be paid in cash or in additional shares of Series F Preferred Stock, at the sole discretion of the Company’s Board of Directors. To date, such dividends have been declared and paid through the issuance of 388.105 additional shares of

Series F Preferred Stock. On July 15, 2004, the Board of Directors declared a semi-annual dividend on the Series F Preferred Stock at the semi-annual rate of 3%. The dividend was paid in additional shares and, accordingly, the Company issued 71.643 additional shares of Series F Preferred Stock in satisfaction of the dividend requirement.

Equity Compensation Plan Information

     The following table sets forth certain information as of March 31, 2004 regarding securities authorized for issuance under the Company’s equity compensation plans.

	Number of Securities		Number of Securities
	to be Issued upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plan
Equity compensation plans approved by security holders (1)	1,379,167	$.43	820,833
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,379,167	$.43	820,833

(1) The compensation plans approved by the security holders represent the Company’s 1993 and 1997 Stock Option Plans.

Item 6. Selected Financial Data

     The table below summarizes certain financial data for the periods shown and is qualified in its entirety by, and should be read in conjunction with, the Company’s Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report.

	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenue	$903,948	$1,529,235	$1,464,200	$2,126,695	$2,796,037
Cost of revenue	493,885	1,040,917	981,311	1,517,610	1,767,714

Gross profit	410,063	488,318	482,889	609,085	1,028,323
General and administrative expenses	(3,137,437)	(3,080,810)	(3,075,609)	(3,933,995)	(7,448,615)
Gain on disposition of assets	1,142,631	977,582	16,747	1,775,320	40,000

Operating loss	(1,584,743)	(1,614,910)	(2,575,973)	(1,549,590)	(6,380,292)
Interest income (expense), net	(759,662)	(766,094)	(689,693)	(660,745)	(624,966)
Other income (expense), net	(78,598)	238,003	(11,528)	1,136,098	3,823,155

Loss from operations before income taxes and change in accounting principle	(2,423,003)	(2,143,001)	(3,277,194)	(1,074,237)	(3,182,103)
Income taxes	(4,800)	(3,200)	(3,200)	(3,200)	(3,200)

Loss before cumulative effect of change in accounting principle	(2,427,803)	(2,146,201)	(3,280,394)	(1,077,437)	(3,185,303)
Cumulative effect of change in accounting principle	—	—	—	(237,065)	—

Net loss	(2,427,803)	(2,146,201)	(3,280,394)	(1,314,502)	(3,185,303)
Accretion of preferred stock to redemption value	(181,596)	(130,604)	(108,298)	(38,255)	(35,819)
Excess of carrying value over amount paid to retire convertible redeemable preferred stock	—	—	—	7,678,597	—
Preferred stock dividends	(863,233)	(303,565)	(860,453)	(930,977)	(1,486,954)

Net income (loss) applicable to common stockholders	$(3,472,632)	$(2,580,370)	$(4,249,145)	$5,394,863	$(4,708,076)

	2004	2003	2002	2001	2000
Basic net income (loss) per common share applicable to common stockholders:
Income (loss) before cumulative effect of change in accounting principle	$(0.43)	$(.32)	$(.53)	$.71	$(0.59)
Cumulative effect of change in accounting principle	—	—	—	(.03)	—

Net income (loss) per common share applicable to common stockholders	$(0.43)	$(.32)	$(.53)	$.68	$(0.59)

Diluted net income (loss) per common share applicable to common stockholders:
Income (loss) before cumulative effect of change in accounting principle	$(0.43)	$(0.32)	$(0.53)	$.69	$(0.59)
Cumulative effect of change in accounting principle	—	—	—	(.03)	—

Net income (loss) per common share applicable to common stockholders	$(0.43)	$(0.32)	$(0.53)	$0.66	$(0.59)

	As of March 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Current assets	$3,177,490	$2,419,099	$6,350,497	$7,701,501	$3,117,578
Total assets	16,860,318	19,914,197	24,224,892	29,646,307	37,700,950
Working capital	2,110,513	1,134,371	3,900,325	5,932,450	703,780
Long-term debt and debentures	8,876,635	8,446,675	9,011,979	10,325,976	12,015,366
Redeemable preferred stock	8,333,723	8,127,179	7,972,495	7,842,030	19,816,686
Common stockholders’ equity (deficit)	(1,417,017)	2,055,615	4,790,245	8,885,130	3,451,767

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     Business Condition

     The Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there is a growing demand for water resources in both of these areas in which demand is expected to exceed the water resources currently available. However, the Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to potential customers in California. These regulatory obstacles were compounded by the electric energy crisis in California, which rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances, and by the Company’s weakened financial condition. The Company has also faced significant competition in arranging water transfers from governmental agencies. In addition, the process for developing the regulatory framework and physical infrastructure necessary to complete commercial deliveries in Colorado has taken longer than originally anticipated.

     Over the last few years, the Company has investigated and actively pursued several potential alternatives for achieving profitable operations in the emerging water market or a sale or merger of the Company which would recover fair value for its investors. In that process, the Company has evaluated numerous asset development, asset sale, and business combination strategies in concert with a variety of counter-parties. The Company has entered into confidentiality agreements and due diligence processes with several such counter-parties. However, none of these proposed transactions was successfully concluded and none is currently under consideration.

     Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets. In the year ended March 31, 2004, the Company continued its efforts to reduce operating expenses which consisted of eliminating two executive and one staff positions, and continuing to carefully restrict expenditures to those that are essential for the management and development of the Company’s assets or the continuation of its operations.

     Liquidity and Capital Resources

     During fiscal year 2004, the Company operated at a net loss of $(2,428,000) and generated an increase in cash and cash equivalents of $272,000, primarily by selling certain of its real estate assets in California. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company’s current strategy is to fund its current level of operations through the orderly sale of assets, primarily in California, until the Company can realize the full value of its Cherry Creek Project. The Company has monetized many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash flow or sales proceeds in the future.

     Moreover, the Company’s ability to develop and market the Cherry Creek Project, through the sale of water delivery contract units, the sale of the entire project, or the creation of a joint venture to develop the project to a higher long-term value, is uncertain after its application for approval of a substitute water supply plan was unexpectedly denied by the Colorado Office of the State Engineer in April 2004. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to sell the water delivery contract units associated with the Cherry Creek Project. The Company can provide no assurance that its new application for approval of a substitute water supply plan (filed on September 22, 2004) includes revised terms and conditions acceptable to the Colorado Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project, if approved. Further, the Company cannot predict (i) whether the new substitute water supply plan application will be approved or (ii) the period of time required for the Colorado Office of the State Engineer to review the new application. As a result, the Company can provide no assurance that it will succeed in realizing any meaningful value from the Cherry Creek Project, particularly in light of the Company’s dwindling financial resources.

     As of March 31, 2004, the Company had cash and cash equivalents of $1,416,645. Based on its current estimates, unless the Company is able to consummate sales of the water delivery contract units associated with the Cherry Creek Project prior to approximately August 2005, or otherwise generates additional cash, the Company will not be financially able to sustain business operations thereafter. In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of this annual report on Form 10-K.

     Change of Majority Control of the Company’s Board and Declaration of Dividend on the Company’s Series C Preferred Stock

     The Certificate of Designations of the Series C Preferred Stock provides that the holders of the outstanding Series C Preferred Stock are entitled to receive, if and when declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value per share of Series C Preferred Stock. The Certificate of Designations further provides that the dividends shall be payable semi-annually on January 15 and July 15. The dividends are non-cumulative. However, in the event that two dividends are not declared and paid, the holders of the Series C Preferred Stock gain the right to elect a majority of the Company’s Board of Directors.

     In order to preserve its liquidity, the Company had not declared the dividend due in July 2003. In early January 2004, and in the course of considering the declaration and payment of scheduled dividends on the Series C Preferred Stock, the Company conducted a thorough review of its financial position, legal and contractual obligations (including those to investors in the Company), business environment, and staffing. The review took into consideration the projected cost of operating the Company during the period necessary to monetize its assets and the inherent uncertainty related to the timing of and net proceeds that could be achieved in an orderly process of developing and/or selling such assets. The review also considered the substantial uncertainty with respect to whether orderly development and disposition of the Company’s assets would result in proceeds sufficient to meet the Company’s obligations as those obligations come due. As a result of that review, the Company reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders.

     In light of that conclusion and in order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July 2003 and January 2004) on the Company’s Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. In the course of these discussions, the Series C Preferred Stock holders nominated Reginald M. Norris, Jr. and Dennis J. Kenny to serve as directors. (For biographical information on Messrs. Norris and Kenny, see Part III, Item 10.)

     On March 1, 2004 Directors David A. Abel, Robert A. Baker, and Lee K. Harrington tendered their resignations from the Company’s Board of Directors. Also on March 1, 2004, Reginald M. Norris, Jr. was elected to serve the remainder of Mr. Abel’s term and Dennis J. Kenny was elected to serve the remainder of Mr. Baker’s term.

     On March 16, 2004, following the sale of Magnolia Ranch, and after a further review of the Company’s asset development program and cash flow forecasts, the Company determined that it had both the cash available and the statutory surplus required to support the declaration of a dividend on the Series C Preferred Stock. The Board of Directors subsequently declared and paid a dividend to the holders of Series C Preferred Stock. The dividend that was declared on March 16, 2004, in the aggregate amount of approximately $559,000, represented the aggregate amount of the semi-annual dividends for July 15, 2003 and January 15, 2004. In connection with the declaration of the dividend, the Company and each of the holders of the Series C Preferred Stock entered into a Stockholder Loan and Security Agreement pursuant to which the holders of Series C Preferred Stock agreed to (i) lend to the Company the entire $559,000 proceeds of the dividend payment, and (ii) lend to the Company funds sufficient to pay any and all dividends that the Board of Directors of the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The $559,000 loan is evidenced by a Secured Promissory Note, and any future loans will be evidenced by additional promissory notes that will be substantially identical to the Secured Promissory Note. The notes bear interest at the rate of eight percent (8%) per annum from their inception, compounded semi-annually on July 15 and January 15 and computed on a 360-day year of twelve 30-day months.

     On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of approximately $279,000. Simultaneously, the Company borrowed that amount from the Series C Preferred Stock holders and entered into an additional Secured Promissory Note. The entire principal balance plus all accrued and unpaid interest on the notes is due and payable on August 31, 2005. In order to secure the repayment of the notes and the performance of the Company’s obligations under the Stockholder Loan and Security Agreement, the Company granted to the holders of the Secured Promissory Notes a security interest in the Cherry Creek Project.

Critical Accounting Policy

     The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The Company’s management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting period. The Company bases its estimates on past experience and various other assumptions that it believes to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     The Company has identified its accounting policy relating to the assessment of potential impairment of the carrying value of its water rights as the Company’s most critical accounting policy. Under this policy, the Company’s water rights are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the carrying value of any of its water rights triggers a two-step analysis pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board. Under this two-step analysis, the second step requires the reduction of the carrying value of the water rights to their fair value in the event that under step one the total of the undiscounted cash flows the Company estimates the water rights will generate is less than their carrying value. Such reduction in carrying value would be recorded as an expense in the Company’s statement of operations during the period that such impairment occurs.

     The critical estimates of future cash flows made by the Company in assessing whether there is an impairment of the carrying value of its water rights are based upon management’s assessment of a variety of factors. In the past, when considered necessary, management obtained third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, which comprises the Company’s water interests in Colorado and is the largest single asset on its consolidated balance sheet, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, with various third-party valuations performed for the Company in the context of the Parker Water & Sanitation District condemnation case, actual sales of water derived from the Cherry Creek Project to unaffiliated third parties, and current negotiations for the sale of water delivery contract units associated with the Cherry Creek Project.

     Because there is no quoted market for water rights, valuation of such rights is inherently subjective and uncertain. The value of water rights varies, sometimes dramatically, based on, among other factors:

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

     In light of the foregoing, there can be no assurance that the value of the Company’s water rights will not vary from current estimates as a result of potential future changes in circumstances or as a result of the Company becoming aware of new information, and such changes could be material. As previously reported, the Colorado Office of the State Engineer unexpectedly denied the Company’s application for a substitute water supply plan in April of 2004. In light of this denial, the Company undertook a thorough analysis of the valuation of the Cherry Creek Project. Based on that review, the Company has concluded that the carrying value of the Cherry Creek Project is appropriately stated.

Results of Operations

     The following is a description of the Company’s results of operations for its three most recent fiscal years.

     California Operations

	Years Ended March 31,
	2004	2003	2002
Revenue	$754,000	1,519,000	1,464,000
Cost of Revenue	468,000	1,041,000	981,000
Gross Profit	286,000	478,000	483,000
Gain on disposition of assets	737,000	975,000	17,000
Other, net	(79,000)	(6,000)	5,000

     Revenue for fiscal 2004 decreased from revenue generated in fiscal 2003, primarily because the Company’s five-year water sale agreement with the City of Inglewood, California, concluded on September 30, 2003. Revenues from the Inglewood transaction totaled $641,000 in fiscal 2004 (based on sales booked in the first two quarters) versus $1,295,000 in the prior fiscal year (based on sales booked throughout all four quarters). The Company and Inglewood have not renewed the agreement, and the Company is not currently pursuing further water sales in California because the prospects for such sales have significantly diminished as a result of regulatory and competitive obstacles and because the Company no longer has the resources necessary to pursue such water sales. Revenue for the fiscal year ended March 31, 2004, included revenue of approximately $113,000 from consulting services. There can be no assurance of the Company’s ability to earn future revenues from consulting, particularly in light of recent staffing reductions. Water revenues for fiscal 2003 increased $55,000 over fiscal 2002, primarily due to the completion of a sale of water to the United States Bureau of Reclamation.

     Cost of Revenue consists of lease payments to support production of water sold to the City of Inglewood. The Company’s five-year water sale agreement with the City of Inglewood, California, concluded on September 30, 2003, and Cost of Revenue in fiscal 2004 reflects six-months of such lease payments compared to a full year of such lease payments in each of fiscal 2003 and 2002.

     Gain on Disposition of Assets

     In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company to a California municipality. The sale provided cash proceeds of approximately $723,000 and resulted in a gain of approximately $73,000. In December 2003, the Company sold Byington Ranch, a rice farm in Yuba County, California. The sale provided cash proceeds of $1,170,000 and resulted in a gain of $208,000. In March 2004, the Company sold Magnolia Ranch, a rice farm in Yuba County, California. The sale provided cash proceeds of $1,916,000 and resulted in a gain of $456,000. During fiscal 2003 the Company sold 1,966 acre-feet of groundwater pumping rights in the Mojave Basin of California to two municipalities in San Bernardino County and realized an aggregate gain on those sales of $964,000. There were no comparable sales in fiscal 2002.

     Subsequent to March 31, 2004, the Company sold three separate properties in California to unaffiliated purchasers for aggregate net proceeds of approximately $1,052,000 in cash, plus, a secured note in the amount of $220,000. These sales resulted in an aggregate gain of approximately $85,000.

     Other, net

     Other, net consists primarily of approximately $108,000 in rental income in fiscal 2004 and a charge of approximately $141,000 for property taxes assessed by San Bernardino County for water rights the Company previously sold. Rental income will be lower in future periods because of sales of land and other assets on which the Company formerly earned rental income.

     Colorado Operations

	Years Ended March 31,
	2004	2003	2002
Revenue	$150,000	10,000	—
Cost of Revenue	26,000		—

Gross Profit	$124,000	10,000	—
Gain on disposition of assets	406,000	—	—

     All of the Company’s Colorado operations involve the Company’s Cherry Creek Project. During the years ended March 31, 2004, and 2003, the Company delivered 99.7 and 21.7 acre-feet, respectively, from nontributary resources of the Cherry Creek Project to customers of the project. Cost of revenue consisted primarily of the amortization of the value of water rights from which the deliveries were made together with the energy-related expenses for delivering water. The Company believes that these initial sales of water, entailing perfection of the underlying water right, completion of physical infrastructure, acquisition of various permits required for water production and delivery, and physical delivery via Cherry Creek (under live stream conditions) represent important milestones in the development of the Cherry Creek Project.

     The Company has continued implementing a plan to market and sell water delivery contract units associated with the Cherry Creek Project, which are contractual rights to receive a specified portion of the undivided water production capacity of the Cherry Creek Project, to Colorado water agencies. The Company is currently engaged in negotiations for the sale of initial water delivery contract units which, in aggregate, would account for 600 acre-feet of annual production. The Company anticipates that such sales, if completed, will be made as isolated, individually negotiated transactions, the timing and terms of which are inherently unpredictable. Thus, there can be no assurance that water delivery contract units will, in fact, be sold on terms satisfactory to the Company.

     The Company has previously entered into non-binding letters of intent from three Cherry Creek area water purveyors for their purchase of water delivery contract units at a value of $4,500 per acre-foot of firm water supply. In order to close these sales, and in order to support its other water delivery contract unit sales efforts, the Company filed an application with the Colorado Office of the State Engineer for approval of a substitute water supply plan. The proposed substitute water supply plan included elements designed to assure the Cherry Creek Project’s current and prospective customers of reliable water deliveries via Cherry Creek. The Company’s application for approval of the substitute water supply plan was unexpectedly denied by the Office of the State Engineer in April 2004. As a result of such denial, the schedule for sale of water delivery contract units has been delayed and the likelihood of such sales has diminished. The Company has filed an appeal of the denial with the Colorado Water Court, as permitted under applicable Colorado statute. The Company cannot predict the outcome of the appeal or when a decision will be forthcoming from the Colorado Water Court. On September 22, 2004, the Company filed a new substitute water supply plan application with limiting terms and conditions aimed at gaining the approval of the Office of the State Engineer. There can be no assurance that the Company’s new application includes terms and conditions that will prove acceptable to the Office of the State Engineer, or whether effective terms and conditions will be economically viable for the Cherry Creek Project. Further, the Company cannot predict (i) whether the new substitute water supply plan application will be approved or (ii) the period of time required for the Office of the State Engineer to review the new application.

     Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to sell water delivery contract units. Without such water delivery contract unit sales, the Company may run out of cash to fund its operations and meet its financial obligations. Because the Company has monetized many of its physical assets, the Company retains fewer and less liquid assets to generate either cash flow or sales proceeds. Therefore, while current cash reserves are sufficient to fund the Company’s forecast operating expenses for the next several months, the Company faces increased liquidity risk as a result of the denial of the substitute water supply plan.

     During the year ended March 31, 2004, the Company also reached settlement with Parker Water & Sanitation District which had condemned certain of the Company’s property in Colorado. Under the terms of the cash settlement with Parker Water & Sanitation District, the Company recognized a gain of $406,000. The Company intends to sell other assets in order to generate cash for operations and will continue to restrict operating expenses while it develops the Cherry Creek Project.

General and Administrative Expenses

	Years Ended March 31,
	2004	2003	2002
General and Administrative Expenses	$3,137,000	3,081,000	3,076,000

     During fiscal 2004, general and administrative expenses increased $56,000 to $3,137,000, as compared to fiscal 2003. The increase was primarily attributable to termination benefits in the amount of $131,000 for employees whose positions were eliminated during the year, and an increase in legal fees in the amount of $275,000 resulting from outside counsels’ participation in an increased level of discussions regarding the Company’s operations and potential transactions. These increases were partially offset by a reduction in bonus compensation of $75,000, and a $270,000 reduction in salary resulting from staff reductions.

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

Other Non-Segment Information

	Years Ended March 31,
	2004	2003	2002
Interest Income	$16,000	91,000	170,000
Interest Expense	(775,000)	(857,000)	(860,000)
Gain on early extinguishment of debt	—	219,000	5,900

     Interest Income

     Interest income is composed of interest earned on the Company’s cash and cash equivalents and investments, and interest earned on the secured promissory notes the Company received in connection with the real estate that it has sold. Interest income decreased for fiscal 2004 from fiscal 2003, and for fiscal 2003 from fiscal 2002 due primarily to progressively lower interest rates and investment balances.

     Interest Expense

     Interest expense for fiscal 2004, fiscal 2003 and fiscal 2002 included interest of $749,000, $794,000, and $794,000, respectively, paid to the holders of the Company’s outstanding 9% convertible subordinated debentures due 2005. The reduction in such interest expense for fiscal 2004 reflected the extinguishment of $500,000 in such debentures in March 2003. Fiscal 2004 interest expense also included interest paid on a short-term secured loan during the quarter ended December 31, 2003, and the Secured Promissory Note to Series C Preferred Stock holders commencing on March 16, 2004. The short-term secured loan was repaid with the proceeds of the sale of Byington Ranch in December 2003. During fiscal 2003 and 2002, the Company incurred $25,000, and $63,000 respectively, of interest related to the secured five-year amortizing term loan for the Inglewood water sale agreement. The loan was repaid and extinguished in fiscal 2003. Additionally, during fiscal 2003, $38,000 of interest was paid in connection with the purchase of 12,000 acre-feet of water.

     Gain on Early Extinguishment of Debt

     In fiscal 2003, the Company repurchased $500,000 of its outstanding 9% convertible subordinated debentures due 2005, plus accrued interest of $21,000 for $296,000 in cash. After reducing related net deferred debt costs of $6,000, the Company recognized a $219,000 gain on the early extinguishment of debt. There were no material debt extinguishments in fiscal 2004 or 2002.

Liquidity and Capital Resources

     Liquidity

     As of March 31, 2004, the Company had cash and cash equivalents of $1,416,000. As of March 31, 2004, the Company had working capital and a current ratio of $2,111,000 and 1.98:l, respectively, as compared to working capital and a current ratio of $1,134,000 and 1.88:1, respectively, at March 31, 2003. During fiscal 2004, the Company operated at a net loss of $(2,428,000) and generated an increase in cash and cash equivalents of $272,000 (primarily by selling certain of its assets). The net increase in cash and cash equivalents resulted from net cash uses of $(3,240,000) and $(434,000) for operations and financing activities, respectively, which were offset by net cash of $3,946,000 provided by investing activities. The principal cash uses for operating purposes were: compensation and termination benefits of $1,545,000; interest expense of $775,000; professional and legal fees of $684,000; and

total administrative expenses of $897,000. The foregoing cash expenses were partially offset by proceeds from water sales and consulting revenues of $904,000 and rental income of $108,000 collected during the year. The net cash of $3,946,000 provided by investing activities was principally from the sale of the Company’s shares in Bear Valley Mutual Water Company in California, the sale of certain properties in California and from the settlement of a condemnation action involving a parcel of the Company’s land in Colorado. The use of cash of $434,000 for financing activities was principally for dividend payments on the Company’s Series C Preferred Stock in the amount of $838,000 and principal payments on the Company’s long-term debt in the amount of $155,000, which were partially offset by the proceeds in the amount of $559,000 from the loan by the Series C Preferred Stock holders. Primarily as a result of continuing operating losses, the Company had a deficit in stockholders’ equity, in the amount of $(1,417,000), as of March 31, 2004, as compared to positive stockholders’ equity of $2,055,615 at March 31, 2003.

     The Company faces acute and increasing pressure on its liquidity. Since the fiscal year ended March 31, 2004, the Company’s operating expenses have further depleted cash while asset sales have replenished cash. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company is dependent on projected asset sales, which are not certain of completion, to replenish its cash reserve and maintain operating liquidity until such time that the Company can derive meaningful returns from its Cherry Creek Project. However, (i) there is material uncertainty regarding the Company’s ability to negotiate and sell assets at fair value in a timely manner in order to fund operations; (ii) the Company has few assets left to sell; and (iii) while management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is currently uncertain in light of the Colorado Office of the State Engineer’s denial of the Company’s application for a substitute water supply plan.

     Subsequent to the end of fiscal 2004, and in light of recent property sales and the uncertainties surrounding the planned sales of water delivery contract units, the Company has revised its cash forecast and operating plans. The Company has also further reduced its operating expenses in order to conserve cash. Based on its current forecast of operating expenses, further asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and the amount of its cash, the Company believes that it has sufficient capital resources to fund its operations until approximately August 2005. However, based on its current estimates, unless it is able to consummate sales of its water delivery contract units associated with the Cherry Creek Project before approximately August 2005, the Company will not have sufficient funds to continue its operations thereafter.

     In light of uncertainty as to whether the Company can meet its operating expenses and financial obligations once current cash reserves are depleted, the Company’s independent registered public accounting firm has concluded that there is substantial doubt that the Company can continue as a going concern. As a result of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of this annual report on Form 10-K.

     Capital Resources

     Although the Company has attempted to reduce its future commitments, as of March 31, 2004, the Company was still committed to certain material expenditures on existing indebtedness and estimates substantial payments for operations through at least September 30, 2005, which is the current planning horizon to develop and monetize the Cherry Creek Project. The Company estimates expenditures for operations through September 30, 2005 based on current staffing levels, anticipated asset disposition strategies, and activities associated with the development of the Cherry Creek Project.

     The Company is currently committed to make semi-annual interest payments of $375,000 on its 9% convertible subordinated debentures through their maturity, payment of $8,318,000 upon maturity of the debentures on September 30, 2005, and mandatory redemption payments on the Series C Preferred Stock in fiscal 2006 and 2007. If and when declared by the Company’s Board of Directors, holders of Series C Preferred Stock have the right to receive semi-annual dividend payments of $279,000 on January 15 and July 15 of each year until the mandatory redemption dates.

     The following table summarizes the Company’s committed disbursements for debt and preferred stock instruments outstanding as of March 31, 2004. The table assumes the declaration of Series C Preferred Stock dividends by the Company’s Board of Directors and provides an estimate of anticipated operating expenditures through March 31, 2005.

	2005	2006	2007	2008	2009	Thereafter
Scheduled payments on existing outstanding indebtedness and preferred stock
Semi-annual interest payments on debentures	$749,000	$375,000	—	$—	$—	$—
Principal redemption of debentures	—	8,318,000	—	—	—	—
Principal repayment on Series C Loan	—	559,000	—	—	—	—
Dividends on Series C Preferred Stock (1)	559,000	559,000	280,000	280,000	—	—
Dividends on Series F Preferred Stock (2)		—	—	—	—	—
Redemption of Series C Preferred Stock		—	3,854,000	3,854,000	—	—
Redemption of Series F Preferred Stock in FY2010 and FY 2011 (2)		—	—	—	—	3,306,000

Total - Scheduled payments on existing outstanding indebtedness and preferred stock	$1,308,000	10,185,000	$4,509,000	$4,134,000	—	3,306,000

Estimated expenditures for operations during the period through March 31, 2005 (3)	$1,571,000	(3)	(3)	(3)	(3)	(3)

(1)	The Series C Preferred Stock holders have committed to lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005.

(2)	Dividends may be paid in additional shares of Series F Redeemable Preferred Stock, or in cash, at the Company’s option. Interim dividends and redemption value are illustrated assuming that dividends are paid in additional Series F Redeemable Preferred Stock, with the entire issue, including interim issuance of dividend shares, aggregating to $3,306,000, through maturity in 2010 and 2011.

(3)	The expenditures for operations in periods beyond September 30, 2005, are subject to an even greater range of variability and uncertainty from estimates shown for fiscal 2005. As a result, the Company is unable to estimate reasonably the likely amounts of payments for operations in fiscal 2006. In addition, the Company’s ability to continue operations or meet its obligations beyond approximately August 2005 is subject to substantial uncertainty because the Company’s plan to generate the cash required for such purposes is dependent upon the sale of water delivery contract units in the Cherry Creek Project.

     Contractual Obligations

     The following table aggregates the Company’s material expected obligations and commitments as of March 31, 2004:

	Payment Due By Period
		Less
		Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt (1)	$19,891,000	$—	$12,731,000	$3,854,000	$3,306,000
Operating Lease Commitments (2)	455,000	73,000	179,000	68,000	135,000

Total Contractual Obligations	$20,346,000	$73,000	$12,910,000	$3,922,000	$3,441,000

(1)	Represents the following long-term debt commitments:

(a)	Principal redemption at maturity of the subordinated debentures due on September 30, 2005;

(b)	Note payable to Series C Preferred Stock holders due on maturity at August 31, 2005;

(c)	Redemption of Series C Preferred Stock, at the option of the holders, at the rate of one-half of the outstanding shares on April 1, 2006 and redemption, at the option of the holders, of the remaining outstanding shares on April 1, 2007; and

(d)	Redemption, at the option of the holders, of the Series F Preferred stock in 2010 and 2011.

(2)	Represents the following operating lease commitments:

(a)	Monthly rent for office and related facilities in California and Colorado; and

(b)	Annual rental payments for pumping rights of groundwater in California through 2012.

     Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements, as such term is defined in rules recently enacted by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements Issued But Not Yet Adopted

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the 2006 fiscal year. The Company will evaluate the requirements of the final standard, which is expected to be finalized in 2005, to determine the impact on its results of operations, assuming the Company is able to continue its operation into fiscal 2006.

Risk Factors

     The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of its common stock.

The Company’s history of losses and failure to generate sufficient operating revenue to meet its operating expenses cause substantial doubt about the Company’s ability to continue operations, and the report of the Company’s independent registered public accounting firm with respect to the Company’s financial statement includes a “going concern” explanatory paragraph.

     The Company has incurred net losses of $2,428,000, $2,146,000, and $3,280,000 during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The Company does not generate sufficient operating revenues to meet its operating expenses. As of March 31, 2004, the Company had cash and cash equivalents of $1,417,000. The Company is currently committed to make semi-annual interest payments of $375,000 on its convertible subordinated 9% debentures through their maturity on September 30, 2005, semi-annual dividend payments of $279,000 on its Series C Preferred Stock, payment of $8,318,000 upon maturity of the 9% debentures, repayment of a secured loan with a current balance of $853,000, plus all accrued and unpaid interest, on August 31, 2005, mandatory redemption payments on the Series C Preferred Stock in fiscal 2006 and 2007, and mandatory redemption payments on the Series F Preferred Stock in fiscal 2010 and 2011.

     Based on the Company’s recent estimates, it believes that it currently has sufficient funds to meet its operating expenses and capital requirements through early 2005. Notwithstanding the Company’s current financial condition, the Company believes it will be able to obtain additional financing or sell additional assets to generate the funds necessary to carry on its operations and development of the Cherry Creek Project through approximately August 2005, even if the Company is unable to sell Cherry Creek Project water delivery contract units within that period. The Company currently funds its operations through the sale of assets, primarily in California. The Company also has attempted to lower its operating expenses through staff reductions and other expense realignments. However, the Company has sold many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash or sales proceeds in the future. The Company can provide no assurance that it will, in fact, be able to sell its remaining assets or obtain interim financing sufficient to meet its costs of operations beyond the period that can be funded from its current cash.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of this annual report on Form 10-K.

The Company’s ability to continue operations is dependent on its ability to generate meaningful revenue from the Cherry Creek Project, but there are many obstacles to the Company’s ability to realize value on this project.

     The Cherry Creek Project currently is the largest single asset remaining on the Company’s consolidated balance sheet. The Company operates to provide sufficient time and financial resources to properly develop and monetize the Cherry Creek Project. The timing and amount of revenue generated by the Cherry Creek Project will depend significantly on the development of its service area, on regulatory, judicial and administrative decisions, and on the financial capabilities and resource planning decisions of the project’s potential customers—all of which factors are beyond the Company’s control. Therefore, the Company is not able to determine the timing of water sales. Given the Company’s current financial condition, it does not have the financial resources to devote to the establishment of incremental infrastructure necessary to support the sale of incremental water delivery contract units beyond those units that are already subject to non-binding letters of intent for purchase. Before the Company can consummate significant water deliveries from the Cherry Creek Project beyond the deliveries called for under the initial water delivery contract units already committed, the Company, its prospective customers or a prospective joint venture partner will have to build additional infrastructure to fully develop the project. The need for such additional infrastructure adversely affects the Company’s ability to sell water from the Cherry Creek Project and the prices at which the Company can make such sales.

     Moreover, following the fiscal year ended March 31, 2004, the Company’s application for a substitute water supply plan to effect reliable, all-season deliveries from the Cherry Creek Project to downstream customers was denied by the Colorado Office of the State Engineer. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to generate meaningful revenue from the project. Although the Company is pursuing a judicial appeal from the denial of its application, the setback represented by the denial from the Office of the State Engineer will further delay efforts to monetize the Cherry Creek Project. The Company cannot predict the outcome of the appeal or when a decision will be forthcoming from the Water Court. On September 22, 2004, the Company filed a new substitute water supply plan application with limiting terms and conditions aimed at gaining approval. However, the Company can give no assurance that the new application includes revised terms and conditions acceptable to the Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project. As a result, the Company cannot guarantee that the Cherry Creek Project will generate meaningful revenue in time to meet the Company’s financial obligations or to sustain the Company’s operations beyond approximately August 2005.

     The Company cannot provide any assurance that further development of the Cherry Creek Project will occur, or that water sales will occur on acceptable terms or in the amounts or time required to support continued operations. Based on the Company’s current estimates, unless it is able to generate meaningful revenue from the Cherry Creek Project before approximately August 2005, the Company will not have sufficient funds to continue to operate.

     Based on its estimates of the costs that will be incurred in the orderly development and disposition of the Company’s assets and its estimates of the net proceeds from asset disposition in relation to the Company’s obligations, the Company has reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders.

The Company does not generate sufficient revenue to cover operating expenses and its ability to generate meaningful revenue in the foreseeable future is uncertain.

     The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to customers in California. The Company has also faced significant competition in arranging water transfers from governmental agencies. This competition is significant because these agencies also control, influence and/or price access to publicly-owned conveyance, storage and distribution facilities necessary to carry out California water transfers. As an example, during the year ended March 31, 2004, these entities announced that they plan to allocate virtually all water conveyance capacity across the Sacramento/San Joaquin River Delta and virtually all water storage above the Delta among themselves. The implementation of the plan would severely limit the potential purchasers of water arising from resources owned by the Company and located in areas north of the Delta (including Yuba County). As a result of these developments, the Company has suspended attempts to arrange water transfers in California and has decided to sell many of its California assets.

     The Company’s ability to generate material revenue in the future is dependent on its ability to (i) sell some of its few remaining California assets, and (ii) develop and market the Cherry Creek Project. As noted above, the recent denial of the Company’s application for a substitute water supply plan has delayed the Company’s schedule for monetizing the Cherry Creek Project. Furthermore, the Company cannot provide any assurances that it will be able to sell the remaining California assets on favorable terms, if at all. As noted above, if the Company is unable to generate meaningful revenue from the Cherry Creek Project before approximately August 2005, the Company may not have sufficient funds to continue to operate thereafter.

Because the Company may be deemed to have no “independent” directors, actions taken and expenses incurred by its officers and directors on the Company’s behalf may not be deemed to have received “independent” review.

     The Company’s Board of Directors is comprised of three directors, two of whom were nominated by holders of the Series C Preferred Stock and one of whom is also the Company’s President and Chief Executive

Officer. Because of their relationship to the Company or their relationship to the holders of the Series C Preferred Stock, the Company’s directors may not be deemed “independent.” If the Company has no independent directors, the Company’s ability to take certain actions could be restricted, and actions of the directors taken on behalf of the Company could be challenged.

The Company is subject to various restrictions and must comply with various covenants under its outstanding indebtedness which restricts the manner in which the Company can operate its business and the violation of any covenant could adversely affect the Company’s financial condition.

     As of March 31, 2004, the Company had approximately $8.9 million of debt, consisting of (i) $8,318,000 in principal amount of 9% convertible subordinated debentures which carry an interest rate of 9% per annum, payable semi-annually, and which mature on September 30, 2005, and (ii) $559,000 (plus interest accrued from March 16, 2004 at 8% per annum) payable to holders of its Series C Preferred Stock at maturity on August 31, 2005. The loan from the Series C Preferred Stock holders is evidenced by a note secured by a deed of trust on the Cherry Creek Project. This level of indebtedness may adversely affect the Company’s stockholders by:

•	requiring the dedication of a substantial portion of the Company’s available cash and cash equivalents to the payment of interest on such indebtedness, thereby further reducing the availability of cash to fund the development of the Cherry Creek Project, working capital, capital expenditures and other general corporate purposes;

•	making it more difficult for the Company to satisfy its obligations with respect to such indebtedness;

•	limiting the Company’s ability to obtain additional financing;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in its business and the industry; and

•	placing the Company at a competitive disadvantage relative to its competitors with less debt or more resources.

     Furthermore, covenants contained in the 9% convertible subordinated debentures require the Company to fulfill various obligations, including using its best efforts to file its reports under the Securities Exchange Act of 1934, as amended, on a timely basis. These covenants could hinder the Company’s flexibility in planning for, and reacting to, changes in its business. In addition, the Company’s ability to develop and monetize the Cherry Creek Project could be limited, in some circumstances, by the fact that it is pledged as security for the loan from the Series C Preferred Stock holders.

The Company only has seven employees and may not be able to manage the demands of its operations.

     As a result of its current financial condition, the Company has implemented a number of staff reductions, including the most recent in the second quarter of fiscal 2004, which resulted in the termination of employment of the Chief Operating Officer and Chief Financial Officer. The Company depends significantly on the services of Michael Patrick George, the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Loss of the services of Mr. George would cause a significant interruption of corporate operations. Due to limited manpower, the Company may not be able to maximize the value of its water assets or properly manage the operation of its business. The Company cannot assure investors that its reduced staff can successfully manage the Company’s assets, including the development of the Cherry Creek Project.

     Furthermore, the staff reductions could erode morale and affect the focus and productivity of the Company’s remaining employees, including those directly responsible for development, management and monetization of the Company’s assets, which in turn may affect the Company’s revenue in the future. In order to deter the resignation of the Vice President-Engineering, the Company paid him a retention bonus of $50,000 in August 2004.

The Company’s common stock qualifies as a “penny stock” under SEC rules which may make it more difficult for stockholders to resell their shares of the Company’s common stock.

     Because the Company has net tangible assets of less than $5,000,000 and because the Company’s common stock has a market price per share of less than $5.00, transactions in the Company’s common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must, among other things:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

     Because the Company’s common stock is subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in the Company’s securities. As a result, the market price of the Company’s securities may be depressed, and investors may find it more difficult to sell the Company’s securities.

Because the Company’s securities are quoted on the OTC Bulletin Board, investors experience limitations on the liquidity and price of such securities more than if such securities were quoted or listed on the NASDAQ Stock Market or a national exchange.

     The Company’s common stock is quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on the Nasdaq Stock Market. As a result, the holders of the Company’s common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Quotation of the Company’s common stock on the OTC Bulletin Board limits the liquidity and price of such securities more than if the securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

New laws and regulations affecting corporate governance impede the Company’s ability to retain and attract board members and executive officers, and increase the costs associated with being a public company.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and impose tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and Nasdaq have adopted rules in furtherance of the Sarbanes-Oxley Act. This act and the related new rules and regulations have increased the complexity and cost of the Company’s corporate governance and the time the Company’s executive officer spends on such issues, and may increase the risk of personal liability for the Company’s directors and executive officer. As a result, it has become more difficult for the Company to attract and retain board members and executive officers involved in the corporate governance process. In addition, the Company has experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent registered public accounting firm fees.

Circumstances relating to the Company’s commitments for purchase and sale of water to a customer may result in the Company not being able to recognize a substantial amount of deferred revenue recorded on its books.

     In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water or by no later than February 2003. In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to its customer. In accordance with the terms of the May 1999 purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered to the Company and redelivered to the Company’s customer. During fiscal 2003, the Company paid the seller for the remaining 12,000 acre-feet of water available under the May 1999 purchase agreement. However, the remaining 12,000 acre-feet of water cannot currently be delivered to the Company’s customer due to a dispute between that customer and certain other water agencies who control the means of conveying such water to the customer. The customer and the Company have mutually acknowledged that the dispute (which does not involve the Company) represents a force majeure event preventing current delivery. Although the customer has not been able to accept delivery of the water, the customer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the December 1999 re-sale contract. The balance of this prepayment against the Company’s delivery obligation is accounted for as current deferred revenue of $824,120 ($900,000, less deferred interest expense of $75,880). The Company continues to be willing to deliver the remaining 12,000 acre-feet of water to the contracted customer if and when the force majeure issues are resolved. The Company and the customer continue to explore alternatives. Currently, the Company cannot provide any assurance that viable and mutually attractive alternatives will be identified and/or implemented.

Item 7A. Quantitative and Qualitative Market Risk Disclosures

     The Company has no variable rate debt outstanding. Its fixed rate debt consists of (i) $8,318,000 in principal amount of its 9% convertible subordinated debentures which carry an interest rate of 9% per annum, payable semi-annually, and which mature on September 30, 2005 and (ii) $561,000 (including interest accrued through March 31, 2004 at 8% per annum) payable to holders of the Company’s Series C Preferred Stock. The loan proceeds from the holders of Series C Preferred Stock were used by the Company to fund dividends on the Series C Preferred Stock in the same amount. The loan is evidenced by a note secured by a deed of trust on the Cherry Creek Project.

Twelve-month
periods ending
March 31:	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate Debentures	—	$8,318,000	—	—	—	—	$8,318,000
Fixed rate Note from Series C Stockholders		$559,000	—	—	—	—	$559,000
Weighted Average interest rate		8.8%	—	—	—	—	8.8%

     The carrying amount of the convertible subordinated debentures due 2005 is based on the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the current marketplace for similar instruments. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its debentures over the last few years at prices which, in the aggregate, represented 36% of the face value of debentures so repurchased. At the times consummated, each of these repurchase transactions represented the fair value of the debentures. During the fiscal year ended March 31, 2003, the Company repurchased debentures at the price of 55 cents per dollar. No such repurchase transactions have been completed since March 2003. Because there is no quoted market for the debentures, estimating fair value is inherently uncertain.

     The carrying amount of the loan from the Series C Preferred Stock holders is a reasonable estimate of fair value based on management’s belief that the terms of the debt reflect terms that are at least as attractive as terms currently available to the Company in the capital markets, assuming the Company could actually arrange such debt in its current circumstances.

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and the report thereon and notes thereto, which are attached hereto as pages F-1 through F-24, and indexed at page 2, are incorporated herein by reference. In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with the Company’s independent registered public accounting firm.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company’s sole executive officer, who performs the functions of both Chief Executive and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s sole executive officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that the Company files with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal controls over financial reporting or, to the knowledge of the management of the Company, in other factors that materially affected or is reasonably likely to materially affect these controls subsequent to the evaluation date.

PART III

Item 10. Directors and Executive Officers of the Company

     The authorized number of directors of the Company is currently fixed at six and is divided into three classes, each having two members. The directors in each class are elected for three-year terms, so that the term of office of one class of directors expires annually. On March 1, 2004, Messrs. David A. Abel, Robert A. Baker, and Lee K. Harrington resigned as directors. Also on March 1, 2004, Mr. Reginald M. Norris, Jr. was elected to serve the remainder of Mr. Abel’s term, which expires in 2005, and Dennis J. Kenny was elected to serve the remainder of Mr. Baker’s term which expires in 2004. The vacancy resulting from Mr. Harrington’s resignation has not been filled. Messrs. Norris and Kenny were nominated to serve as directors by the Series C Preferred Stock holders in accordance with rights triggered when the Company did not declare the dividends on the Series C Preferred Stock due on July 15, 2003 and January 15, 2004. Mr. Norris has represented the Series C Preferred Stockholders in the past in regard to their investment in the Company and he is currently a consultant to Ashford Capital Management, a holder of Series C Preferred Stock.

     Michael Patrick George, the Company’s sole executive officer, is a director having been last elected by the stockholders at the annual meeting in 2000. Mr. George serves as Chairman of the Board of Directors notwithstanding the fact that Mr. George’s term as a director was scheduled to expire at the annual meeting in 2003. Because the Company did not hold an annual meeting in 2003, Mr. George continues to serve as a director until his successor is chosen. Due to the Company’s financial constraints and the costs associated with the preparation and mailing of a proxy statement relating to an annual meeting of stockholders, and the preparation and holding of an annual meeting, the Company has not held an annual meeting since September of 2002 and does not expect to hold an annual meeting of stockholders for the foreseeable future.

     As of October 1, 2004, there were three vacancies on the Board of Directors. Because the Company declared and paid the March 16, 2004 dividend on its Series C Preferred Stock, the Company believes that the right to elect all directors of the Company has reverted to the common stockholders voting as a single class, with the holders of the Company’s convertible securities eligible to vote for directors in proportion to the number of shares of common stock into which their respective securities are convertible. However, the Company does not currently plan to convene an annual meeting of the stockholders until (i) petitioned to do so by a significant number of common stockholders, (ii) there are matters which must be voted on by the stockholders, or (iii) so ordered by the Delaware courts. As a result, it is unlikely that the composition of the Board of Directors of the Company will change in the near future without future action by the common stockholders or the Delaware courts.

     The following chart sets forth biographical information concerning the directors and executive officers of the Company as of October 1, 2004.

		Current Positions with	Principal Occupation for the Past Five Years
Name	Age	Company	and Certain Other Directorships
Dennis J. Kenny	68	Director	Director of the Company since March 2004. Mr. Kenny is retired. From April 1998 to December 2001, Mr. Kenny was legal consultant to Transamerica Leasing, Inc., prior to which Mr. Kenny was Senior Vice President, General Counsel, Assistant Secretary and Director of Transamerica Leasing, Inc., from May 1969 to March 1998.

Reginald M. Norris, Jr.	68	Director	Director of the Company since March 2004. From 1991 to the present, Mr. Norris has been a consultant to companies in the investment, apparel manufacturing, trucking, intermodal

		Current Positions with	Principal Occupation for the Past Five Years
Name	Age	Company	and Certain Other Directorships
			transportation, leasing and restaurant supplies industries. From 1985 to 1991, Mr. Norris was Executive Vice President of Motor Carriers, Transamerica Corp, prior to which, Mr. Norris was Vice President, Finance, of Transamerica Leasing, Inc., from 1979 to 1985.

Michael Patrick George	54	Director, President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	Chief Financial Officer of the Company since 2003; Chairman of the Board of Directors of the Company since September 1999; President and Chief Executive Officer of the Company since April 1998; Managing Director of J.P. Morgan, an investment banking firm, from 1992 to 1998.

Committees and Meetings of the Board of Directors

     The Company’s Audit Committee consists of Messrs. Norris (Chairman), and Kenny. The Audit Committee reviews the independence, professional services, fees, plans and results of the independent registered public accounting firm’s engagement, and recommends the engagement, retention or discharge of the independent registered public accounting firm to the Board of Directors. Although the Company is not required to comply with the independence rules because its common stock is quoted on the OTC Bulletin Board, the Board of Directors has determined that members of the Audit Committee are independent as defined by the rules and regulations of the Nasdaq Stock Market.

     The Company’s Compensation Committee consists of Messrs. Kenny (Chairman), and Norris. The Compensation Committee establishes the compensation of executive officers and administers the Company’s stock option plans. Although the Company is not required to comply with the independence rules because its common stock is quoted on the OTC Bulletin Board, the Board of Directors has determined that members of the Compensation Committee are independent as defined by the rules and regulations of the Nasdaq Stock Market.

     The Audit Committee and Compensation Committee are the only standing committees of the Company’s Board of Directors. Mr. George is not a member of any Board committees.

     Messrs. George, Norris, and Kenny also serve as the members of the Board of Directors of the Cherry Creek Water Company, the Company’s wholly-owned subsidiary incorporated in Colorado.

Audit Committee Financial Expert

     The Company does not have an audit committee financial expert, as defined under the applicable rules of the SEC issued pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, on its Audit Committee. Nonetheless, the Company believes that both members of the Audit Committee are sufficiently experienced and skilled in the area of financial management, application of accounting principles and internal control procedures.

Section 16(A) Beneficial Ownership Reporting Compliance

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

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2004, the Company’ s officers, directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

     The Company has not adopted a formal code of business conduct and ethics. Because the Company has only seven employees, almost all of its important activities are conducted directly by or under the direct supervision of the Company’s directors and executive officer. In light of the lack of perceived benefit from adopting a formal code considered against the time and cost for management to consider and implement a code, the Company has decided not to do so at the present time. The Company believes that it can address issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations, without the necessity of a formal code. The Company will continue to monitor the possible benefits of adopting a formal code and will consider adopting a formal code if circumstances so warrant.

Item 11. Executive Compensation

     The following table sets forth certain information concerning the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended March 31, 2004, 2003, and 2002 of (i) all persons who served as the Chief Executive Officer of the Company during the fiscal year ended March 31, 2004 and (ii) each of the other executive officers of the Company whose total annual salary and termination benefits during the fiscal year ended March 31, 2004 exceeded $100,000. (The Chief Executive Officer and the other named officers are collectively referred to as the “Named Executive Officers.”)

	Annual
	Compensation			Long-Term Compensation Awards
				Number Stock Option
Name and Principal Position	Year	Salary	Bonus	Shares Granted
Michael Patrick George	2004	$389,568	$—	50,000
Chairman, President,	2003	$382,875	$75,000	50,000
Chief Executive Officer and Chief Financial Officer	2002	$367,496	$75,000	50,000
James E. Sherman	2004	$230,016	—	30,000
Executive Vice President,	2003	$236,976	$—	30,000
Chief Operating Officer and Secretary (1)	2002	$225,417	$17,906	20,000
William T. Gochnauer	2004	$129,487	—	—
Senior Vice President,	2003	$159,863	$—	25,000
Treasurer and Chief Financial Officer(2)	2002	$152,250	$6,906	6,000

(1)	Mr. Sherman’s employment with the Company concluded on December 20, 2003. Mr. Sherman’s compensation for fiscal 2004 included a severance payment of $62,178.

(2)	Mr. Gochnauer’s employment with the Company concluded on October 3, 2003. Mr. Gochnauer’s compensation for fiscal 2004 included a severance payment of $55,952.

     Option Grants in Last Fiscal Year

     The following table sets forth certain information with respect to stock options granted during fiscal year 2004 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company’s common stock.

					Potential Realizable Value at
	Number of	% of Total Options			Assumed Annual Rates of
	Securities	Granted to			Stock Price Appreciation for
	Underlying Options	Employees			Option Term
Name	Granted	in Fiscal 2004	Exercise Price	Expiration Date	5%	10%
Michael Patrick George	50,000	21%	$0.25	April 1, 2013	$153,000	$207,000
James E. Sherman (1)	30,000	13%	$0.25	(1)	(1)	(1)
William T. Gochnauer (1)	25,000	11%	$0.25	(1)	(1)	(1)

(1) Messrs. Gochnauer and Sherman were employed by the Company through October 3, and December 20, 2004, respectively. Options granted to Messrs. Sherman and Gochnauer during fiscal 2004 did not vest by the time of their respective dates of termination, and consequently, the options are not exercisable pursuant to the Company’s stock option plan.

     Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth information regarding stock options that were exercised by the Named Executive Officers during fiscal 2004 and the number and value of unexercised options owned at March 31, 2004 by the Named Executive Officers.

			Number of		Value of
			Unexercised Options		Unexercised Options
	Shares		at March 31, 2004		At March 31, 2004(1)
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Patrick George	-0-	$-0-	450,000	250,000	$-0-	$-0-
James E. Sherman	-0-	$-0-	156,666	93,334	$-0-	$-0-
William T. Gochnauer	-0-	$-0-	32,333	58,667	$-0-	$-0-

(1)	The value of unexercised options represents the excess, if any, of the market value of the Common Stock on March 31, 2004, based on the closing price on that day of $.065 per share, over the exercise price of the options.

     Director Compensation

     For the period from April 1, 2003 through February 29, 2004, directors who were not employees of the Company received a fee of $10,000 per year for service on the Board of Directors and an additional fee of $10,000 per year for service as the chairman of any committee of the Board of Directors. In addition, all directors during that period received $1,000 for each Board meeting they attended. On March 1, 2004, the Board of Directors adopted a revised director compensation policy under which non-employee directors receive a monthly fee of $2,500 plus an additional fee of $1,000 for each meeting that a director attends in any quarter in excess of six meetings. In addition, directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending Board meetings or attending to other Company business. Each non-employee director is automatically granted an option on the first business day of each fiscal year to purchase 20,000 shares of common stock at an exercise price equal to the closing price for the common stock as reported on the date of grant of such option. Such options are exercisable as to one-third on the first, second, and third anniversary of the grant. Based on the foregoing automatic grant policy, Messrs. Norris and Kenny each received a grant of options for 20,000 shares of the Company’s common stock exercisable at a price of $.10 per share.

     Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Mr. George is the only current executive officer of the Company, and he has no written or oral employment agreement with the Company but serves at the pleasure of the Board.

     Prior to March 1, 2004, the Company had an Employee Retention Policy under which the Company agreed to provide any employee (with the exception of the Chief Executive Officer) whose position was eliminated as a result of a corporate reduction in force one month notice of such termination and three months of salary continuation upon satisfactory conclusion of employment. During the year ended March 31, 2004, as a result of a corporate reduction in force, the Company eliminated the positions of Messrs. Sherman and Gochnauer and, accordingly, paid each of them the severance benefit provided in the Employee Retention Policy. The Company also paid severance benefits under the policy to two other staff members whose positions were eliminated during the fiscal year ended March 31, 2004. The Company no longer has an Employee Retention Policy, and all regular, full-time employees are “at will” employees. In order to assure the continued service of the Vice President-Engineering through September 30, 2004, the Company paid him a retention bonus of $50,000 in August 2004.

     Compensation Committee Interlocks and Insider Participation

     No members of the Compensation Committee are, or since April 1, 2002 have been, officers of the Company, nor have such members had any material business relationship with the Company.

     Report of the Compensation Committee

     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, or the Exchange Act of 1934, that might incorporate future filings with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

     Introduction

     For most of fiscal 2004, the Compensation Committee was chaired by Mr. Abel until his resignation as a director on March 1, 2004. Throughout fiscal 2004 and continuing to the present, the membership of the Compensation Committee has been made up exclusively of non-management directors.

     During Mr. Abel’s chairmanship, the Committee’s primary focus was on reducing the Company’s compensation expense while maintaining the Company’s ability to pursue its business objectives and meet its obligations. During Mr. Abel’s period as chairman of the Committee, the Committee’s meetings were held during executive sessions of the Board of Directors. The Committee recommended grants of options to key employees (as a means of aligning management’s interests with those of the Company’s common stockholders), elimination of bonuses, maintenance of the Board’s Severance Policy, and reductions in the Company’s work force. The Committee also approved a plan for the Chief Executive Officer to temporarily forego his salary as an emergency means to conserve corporate cash for a period in the third fiscal quarter of 2004, pending sale of certain assets.

     In February of 2004, the Board of Directors evaluated the Company’s situation and made a finding that it is unlikely that the Company can achieve a return for its common stockholders. Consistent with that finding, the Company’s historic compensation framework—relying heavily on stock options to incentivize the management team—has become practically irrelevant.

     Changes in Composition of the Board and Committee

     On March 1, 2004, Mr. Kenny was elected chairman of the Committee, which consists of himself and Mr. Norris.

     In light of the Company’s fiscal condition, the focus of the Committee for the last month of fiscal 2004 (and continuing into fiscal 2005) shifted to evaluating performance of the Company’s chief executive officer, retaining the Company’s key employees, and incentivizing them to meet difficult corporate objectives under seriously cash-constrained operating conditions.

     Revision of the Compensation Model

     The Committee has reviewed and evaluated several potential revisions to the Company’s compensation model in light of the small number of critical employees. Development of a revised compensation model is complicated by the different interests of different investors and by constraints on operational decisions imposed by the realization that the Company may be operating within the “zone of insolvency.” The Committee has concluded that the Company’s option program is no longer a viable tool for aligning the interests of the Company’s managers with those of the common stockholders nor for retaining and incentivizing such managers. The Committee’s investigation of potential revisions to the Company’s compensation model is continuing.

     Performance Review of the CEO and Vice President of Engineering

     The Committee has also identified Mr. George, the Company’s sole remaining executive officer, and Mr. Garcia, the Company’s Vice President of Engineering, as key employees without whose services the Company is unlikely to be able to reach its objectives. The Committee recently approved a Service Retention Agreement with Mr. Garcia under which he has agreed to continue his service as an employee with the Company, at least through September 30, 2005.

     In the period since Mr. Kenny assumed the Committee’s chairmanship, the Committee considered the following factors in evaluating Mr. George’s performance and made the following findings:

•	Mr. George has done an excellent job of managing the Company’s downsizing, asset disposition program and balance sheet de-leveraging.

•	As a result of reduced manpower, Mr. George has progressively assumed additional operating responsibilities, provided a smooth transition for the majority control of the Board of Directors, and has performed well in leading and carrying out the Company’s responsibilities for public company reporting which have become substantially more complex in recent years.

•	Additionally, Mr. George developed and has led implementation of the Company’s plan to monetize the Cherry Creek Project, which is critical to the Company’s ability to meet its obligations; has sustained focus on the Company’s key strategic objectives, maintained high employee morale in trying circumstances, and provided detailed and complete reports on corporate operations, risks and opportunities.

•	Mr. George manages the Company’s relationships with its attorneys so as to contain costs and maximize value.

•	Mr. George is uniquely qualified by training, experience and dedication to see the Company through the current difficult challenges.

     The Committee has reviewed Mr. George’s compensation for the fiscal year ended March 31, 2004 and made the following findings:

•	Mr. George has had no adjustment to salary since April of 2003 despite increased responsibility and burdens. There is little or no perceived value in the options granted to Mr. George. Mr. George has no retirement program, no employment security arrangements, and no incentive compensation plan.

•	The Committee believes that the salary paid to Mr. George for the fiscal year ended March 31, 2004 was below what it perceives Mr. George could earn with another employer (and below his compensation prior to joining the Company in 1998).

•	As a result of the foregoing findings, the Committee is working with Mr. George to develop a compensation plan that will assure Mr. George’s continued service to the Company, at least through the Company’s planning horizon. Until such plan is in place, the Committee believes the Company is vulnerable to the loss of Mr. George as its sole executive officer.

Submitted by the Compensation Committee:

Dennis J. Kenny, Chairman
Reginald M. Norris, Jr.

     Report of the Audit Committee

     Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, or the Exchange Act of 1934, that might incorporate future filings with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

     The primary role of the Audit Committee, pursuant to its written charter, is to provide assistance to the Board of Directors of the Company in fulfilling its oversight responsibilities to the Company’s stockholders with respect to the Company’s corporate accounting and reporting practices as well as the quality and integrity of the Company’s financial statements and reports.

     The Audit Committee was chaired by Mr. Baker until his resignation on March 1, 2004. Messrs. Norris and Kenny were elected to the Audit Committee by the Board of Directors on March 1, 2004, and Mr. Norris was elected as Chairman of the Audit Committee on the same date.

     In performing its role, the Audit Committee met on four separate dates during the year ended March 31, 2004, and fulfilled its responsibility for the following functions:

•	Recommend annually to the Board of Directors the independent registered public accounting firm to be retained by the Company for the ensuing year;

•	Review the engagement of the independent registered public accounting firm, including the scope, extent and procedures of the audit and fees to be paid therefor, and all other matters that the Audit Committee deems appropriate, including the pre-approval of any non-audit services that the Company’s independent registered public accounting firm is engaged to perform;

•	Review and discuss the audited financial statements for the fiscal year ended March 31, 2004 with the Company’s management;

•	Meet with the independent registered public accounting firm and obtain written disclosures and the letter from its independent registered public accounting firm as required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees);

•	Review the percentage services provided to the Company by the independent registered public accounting firm designated for audit fees, audit-related fees and tax fees that were pre-approved by the Audit Committee, and consider whether such audit and non-audit services provided by its independent registered public accounting firm are compatible with maintaining its independence from the Company;

•	Discuss with the independent registered public accounting firm the results of the annual audit, including the assessment of the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments, the nature of significant risks and exposures, the adequacy of the disclosures in the financial statements and any other matters required to be communicated to the Audit Committee by the independent registered public accounting firm, including Statement on Auditing Standards No. 61, “Communication with Audit Committees;” and,

•	Based on the reviews and discussions referred to above, recommend to the Board of Directors that the audited financial statements of the Company for the fiscal year ended March 31, 2004 be included in the Company’s annual report on Form 10-K.

Submitted by the Audit Committee:

Reginald M. Norris, Jr., Chairman
Dennis J. Kenny

Comparative Stock Performance

     The chart below sets forth a line graph comparing the performance of the Company’s Common Stock against the Total Return Index for the Nasdaq Stock Market (US) (“Nasdaq Broad Market Index”) and the Nasdaq Other Financial Stocks Index for the period commencing March 31, 1997, and ending March 31, 2004. The chart sets the value of an investment in Western Water Company Common Stock and the value of each index at 100 on March 31, 1997.

Western Water Company
Proxy - Stock Performance Table
March 31, 2004

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, Series C Preferred Stock and Series F Preferred Stock as of September 1, 2004 by (i) each person who is known by the Company to own more than 5% of the outstanding common stock, Series C Preferred Stock or Series F Preferred Stock; (ii) each of the Company’s directors and the Named Executive Officers; and (iii) all current officers and directors of the Company as a group.

	Common Stock			Series C Preferred Stock		Series F Preferred Stock
								% Votes Of All
Name and Address of	Number		Percent	Number	Percent	Number	Percent	Classes of Capital
Beneficial Owner (1)	of Shares		of Class	of Shares	of Class	of Shares	of Class	Stock(2)
Michael Patrick George	716,165	(3)	8.2%	0	0%	0	0%	7.4%
Reginald M. Norris, Jr. (10)	—		—	—	—	—	—	—
Dennis J. Kenny (10)	—		—	—	—	—	—	—
James E. Sherman (9)	211,389	(3)	2.5%	0	0%	0	0%	2.3%
William T. Gochnauer (9)	62,501	(3)	*	0	0%	0	0%	*
T. Rowe Price Associates, Inc.	1,040,524	(4)(5)	12.9%	4,516	58.6%	0	0%	11.6%
100 East Pratt Street Baltimore, MD 21202
T. Rowe Price New Era Fund Inc.	135,912	(5)	1.7%	2,259	29.3%	0	0%	1.5%
100 East Pratt Street Baltimore, MD 21202
T. Rowe Price Small-Cap Value Fund, Inc.	800,412	(4)(5)	9.9%	2,259	29.3%	0	0%	8.9%
100 East Pratt Street Baltimore, MD 21202
Wisconsin Alumni Research Foundation	67,928	(5)	*	1,129	14.6%	0	0%	*
One Walker’s Mill Road P.O. Box 4172 Wilmington, DE 19807
Ashford Capital Management,	124,007	(5)	1.5%	2,061 (6)	26.7%	0	0%	1.4%
Inc. as investment advisor for certain investment accounts One Walker’s Mill Road P.O. Box 4172 Wilmington, DE 19807
Interagua, Servicios Integrales del	601,447	(7)	7.0%	0	0%	2,388.105	100%	6.7%
Agua, S.A. Paseo de San Juan, 39 Barcelona, Spain 08009
All directors and executive officers as a group (5 persons)	990,055	(8)	10.9%	0	0%	0	0%	10.0%

*	Less than 1%.

(1)	Except as otherwise indicated, the address of each stockholder is c/o the Company at 102 Washington Street, Point Richmond, California 94801.

(2)	Based on 8,069,012 votes entitled to be cast by the holders of the outstanding Common Stock, 463,779 votes entitled to be cast by the holders of the 7,708 shares of outstanding Series C Preferred Stock, and 426,446 votes entitled to be cast by the holder of the 2,388.1 shares of outstanding Series F Preferred Stock.

(3)	With respect to Michael Patrick George, the share number includes 699,985 shares issuable under options exercisable within 60 days of September 1, 2004. With respect to James E. Sherman and William T. Gochnauer, their share numbers include 211,389 shares and 62,501 shares, respectively, issuable under options exercisable at the time of their termination of employment with the Company.

(4)	Based on information contained in a statement on Schedule 13G filed by T. Rowe Price Associates, Inc. with the Securities and Exchange Commission on February 13, 2004. Represents 768,700 shares of Common Stock beneficially owned by T. Rowe Price Associates, Inc., and 271,824 shares of Common Stock issuable upon the conversion of the 4,516 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Associates, Inc. T. Rowe Price Associates, Inc. is the investment advisor of various registered investment companies and investment advisory clients, including (a) T. Rowe Price Small-Cap Value Fund, Inc. representing 664,500 shares of Common Stock owned by T. Rowe Price Small-Cap Value Fund, Inc. and 135,912 shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price Small-Cap Value Fund Inc., and (b) T. Rowe Price New Era Fund Inc., representing 135,912 and shares of Common Stock issuable upon the conversion of 2,258 shares of Series C Preferred Stock beneficially owned by T. Rowe Price New Era Fund Inc. T. Rowe Price Associates, Inc. disclaims beneficial ownership of the shares described under (a) and (b), above.

(5)	Represents shares of Common Stock issuable upon the conversion of the shares of Series C Preferred Stock owned by such beneficial owners.

(6)	Reflects shares held of record and beneficially owned by separate investment accounts on behalf of 10 different investors for which Ashford Capital Management, Inc. acts as investment advisor and has the sole power to vote and dispose of such securities as attorney-in-fact with respect to such accounts.

(7)	Includes 426,227 shares of Common Stock issuable upon the conversion of the shares of Series F Preferred Stock owned by such beneficial owner.

(8)	Includes 973,875 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days hereof.

(9)	Messrs. Gochnauer and Sherman were employed by the Company through October 3, and December 20, 2004, respectively.

(10)	Messrs. Norris and Kenny each have been granted options to purchase 20,000 shares of the Company’s common stock, of which no options are exercisable within 60 days from September 1, 2004.

Item 13. Certain Relationships and Related Transactions

     The Company has entered into indemnification agreements with each of its directors and its executive officer. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

     All transactions between the Company and its officers, directors, principal stockholders and affiliates have been and will be approved by a majority of the Company’s Board of Directors and have been or will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Item 14. Principal Accountant Fees and Services

     Audit Fees

     KPMG LLP performed services for the Company in fiscal 2004 and 2003 related to financial statement audit work, quarterly reviews, and tax services. Fees paid to KPMG LLP in fiscal 2004 and 2003 were as follows:

	2004	2003
Audit Fees	$110,000	$100,000
Audit-Related Fees	—	—
Tax Fees	19,655	20,740
All Other Fees	—	—

     Audit and Non-Audit Services Pre-Approval Policy

     Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by KPMG LLP, the Company’s independent registered public accounting firm, must be approved in advance by the Audit Committee to assure that such services do not impair the registered public accounting firm’s independence from the Company. The Audit Committee pre-approved 100% of the fees paid to KPMG LLP for its performance of audit and non-audit services for the Company in fiscal 2004.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports On Form 8-K

Exhibits

     The following exhibits are filed as a part of this report:

3.1	Certificate of Incorporation.(1)
3.2	By-laws of the Company.(2)
4.1	Form of Common Stock Certificate.(1)
4.2	Form of Convertible Subordinated Debenture Due 2005.(3)
4.3	Certificate of Designations for Series C Convertible Redeemable Preferred Stock.(5)
4.4	Certificate of Designations for Series D Convertible Redeemable Preferred Stock.(7)
4.5	Certificate of Designations of Series E Participating Preferred Stock.(9)
4.6	Certificate of Designations of Series F Convertible Redeemable Preferred Stock.(10)
10.1	Form of Indemnity Agreement between the Company and its officers and directors.(2)
10.2	1993 Stock Option Plan.(4)
10.3	Amendment to 1993 Stock Option Plan.(4)
10.4	1997 Stock Option Plan.(6)
10.5	Point Richmond Office Lease, dated March 1, 2003, as amended, by and between Western Water Company and Janis & Martin McNair.(9)
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
31.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Rights Agreement, dated as of July 23, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the Form of Right Certificate.(8)
99.2	Investment Restructure Agreement, dated March 16, 2001.(10)
99.3	Stockholder Loan and Security Agreement dated March 16, 2004. (11)
99.4	Form of Promissory Note. (11)

(1)	Previously filed as an exhibit to the Company’s Form S-1, file no. 33-47606, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 10, file no. 000-18756, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K dated September 22, 1995, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on February 7, 1994, which exhibit is hereby incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended March 31, 1996, which exhibit is hereby incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on September 12, 1997, which exhibit is hereby incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on November 25, 1998, which exhibit is hereby incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed on August 8, 1999, which exhibit is hereby incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended March 31, 2000, which exhibit is hereby incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K filed on March 19, 2001, which exhibit is hereby incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s current report Form 8-K filed on April 1, 2004, which exhibit is hereby incorporated herein as reference.

Financial Statements

     The following financial statements are filed as a part of this report, appearing at the pages indicated:

Reports on Form 8-K

The Company furnished the following Current Reports on Form 8-K during the three months ended March 31, 2004:

(1)	A Form 8-K on January 29, 2004 in which the Company disclosed its decision not to declare a dividend on its existing Series C Preferred Stock, the ramification of its decision not to declare the dividend and the intention of certain members of the Company’s board of directors to resign. The Form 8-K also attached a press release that announced the intention of certain members of the Company’s board of directors to resign.

(2)	A Form 8-K on March 2, 2004 in which the Company disclosed the resignation of three members of its Board of Directors and the election of two new directors. The Form 8-K also attached a press release about the same topic.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN WATER COMPANY

By: /s/ MICHAEL PATRICK GEORGE

Michael Patrick George
President, Chief Executive Officer and Chief Financial Officer

Date: October 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL PATRICK GEORGE Michael Patrick George	President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board	October 15, 2004

/s/ REGINALD M. NORRIS, Jr. Reginald M. Norris, Jr.	Director	October 15, 2004

/s/ DENNIS J. KENNY Dennis J. Kenny	Director	October 15, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Western Water Company:

We have audited the accompanying consolidated balance sheets of Western Water Company and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Water Company as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Western Water Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has net capital deficiencies and is dependent on uncommitted sales of Cherry Creek Project Water Delivery Contract Units or other assets in order to generate cash for operations. Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2004 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG LLP

San Francisco, California
October 6, 2004

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2004 and 2003

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$1,416,645	$1,144,292
Accounts receivable - trade	50,369	20,335
Current portion of notes receivable (Note 3)	9,434	6,491
Assets held for sale (Note 4)	1,623,851	1,196,937
Other current assets	77,191	51,044

Total Current Assets	3,177,490	2,419,099
Notes receivable, less current portion (Note 3)	152,889	160,319
Land (Notes 5 and 12)	1,503,517	4,367,932
Water rights (Note 6)	11,045,848	11,605,014
Prepaid leasing costs, net of accumulated amortization (Note 7)	—	474,104
Other water assets, net of accumulated amortization	661,261	656,755
Deferred debt costs, net of accumulated amortization (Note 13)	64,668	112,879
Property and equipment, net of accumulated depreciation (Note 4)	254,645	93,767
Other assets	—	24,328

Total Assets	$16,860,318	$19,914,197

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$32,729	$352,522
Accrued expenses and other liabilities (Notes 11)	210,128	82,228
Deferred revenue on water contract (Note 1)	824,120	824,120
Current maturities of long-term debt (Note 12)	—	25,858

Total Current Liabilities	1,066,977	1,284,728
Long-term debt, less current maturities (Note 12)	558,857	128,897
9% Convertible subordinated debentures (Note 13)	8,317,778	8,317,778

Total Liabilities	9,943,612	9,731,403

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at March 31, 2004 and 2003 (Note 14)	7,581,810	7,532,179
Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,388.105 and 2,251.018 shares issued and outstanding (aggregate liquidation preference of $2,388,105 and $2,251,018) at March 31, 2004 and 2003, respectively (Note 14)	751,913	595,000
Stockholders’ Equity (Deficit) (Notes 14, 15 , 17 and 18):
Common stock, $.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at March 31, 2004 and 2003	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Accumulated deficit (accumulated since October 1, 1994)	(24,537,673)	(21,065,041)
Treasury stock, at cost, 341,200 shares at March 31, 2004 and 2003	(1,374,870)	(1,374,870)

Total Stockholders’ Equity (Deficit)	(1,417,017)	2,055,615

Commitments and contingencies (Note 22)
Total Liabilities and Stockholders’ Equity (Deficit)	$16,860,318	$19,914,197

     See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended March 31, 2004, 2003 and 2002

	2004	2003	2002
Revenue	$903,948	$1,529,235	$1,464,200
Cost of Revenue	493,885	1,040,917	981,311

Gross Profit	410,063	488,318	482,889
General and Administrative Expenses (Note 19)	(3,137,437)	(3,080,810)	(3,075,609)
Gain on disposition of assets (Note 9)	1,142,631	977,582	16,747

Operating Loss	(1,584,743)	(1,614,910)	(2,575,973)

Other Income (Expenses):
Interest income	15,822	90,508	170,006
Interest expense	(775,484)	(856,602)	(859,699)
Gain on early extinguishment of debt	—	219,000	5,925
Other	(78,598)	19,003	(17,453)

	(838,260)	(528,091)	(701,221)

Loss Before Income Taxes	(2,423,003)	(2,143,001)	(3,277,194)

Income Taxes (Note 16)	4,800	3,200	3,200

Net Loss	(2,427,803)	(2,146,201)	(3,280,394)

Accretion of preferred stock to redemption value	(181,596)	(130,604)	(108,298)
Preferred stock dividends	(863,233)	(303,565)	(860,453)

Net Loss Applicable to Common Stockholders	($3,472,632)	($2,580,370)	($4,249,145)

Basic and diluted net loss per share applicable to common stockholders	$(0.43)	$(0.32)	$(0.53)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended March 31, 2004, 2003 and 2002

							Total
			Additional				Stockholders’
	Common Stock		Paid-In	Deferred	Accumulated	Treasury	Equity
	Shares	Amount	Capital	Compensation	Deficit	Stock	(Deficit)
Balance at March 31, 2001	8,410,212	$8,410	$24,487,116	—	($14,235,526)	($1,374,870)	$8,885,130
Net loss	—	—	—	—	(3,280,394)		(3,280,394)
Preferred dividends	—	—	—	—	(860,453)		(860,453)
Accretion of preferred stock	—	—	—	—	(108,298)		(108,298)
Deferred compensation	—	—	300,000	($145,740)	—	—	154,260

Balance at March 31, 2002	8,410,212	$8,410	24,787,116	(145,740)	(18,484,671)	(1,374,870)	4,790,245
Net loss	—	—	—	—	(2,146,201)	—	(2,146,201)
Preferred dividends	—	—	—	—	(303,565)	—	(303,565)
Accretion of preferred stock	—	—	—	—	(130,604)	—	(130,604)
Deferred compensation	—	—	(300,000)	145,740	—	—	(154,260)

Balance at March 31, 2003	8,410,212	$8,410	24,487,116	—	(21,065,041)	(1,374,870)	2,055,615
Net loss	—	—	—	—	(2,427,803)	—	(2,427,803)
Preferred dividends	—	—	—	—	(863,233)	—	(863,233)
Accretion of preferred stock	—	—	—	—	(181,596)	—	(181,596)

Balance (Deficit) at March 31, 2004	8,410,212	$8,410	$24,487,116	—	($24,537,673)	($1,374,870)	($1,417,017)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended March 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,427,803)	$(2,146,201)	$(3,280,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561,278	1,059,672	1,034,378
Compensation (income) expense on vesting of compensatory stock options	—	(154,260)	154,260
Gain on disposition of assets	(1,142,631)	(977,582)	(16,747)
Loss on write-off of property and equipment	—	14,580	—
Gain on early extinguishment of debt	—	(219,000)	(5,925)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(30,034)	(7,710)	—
Other current assets	(26,147)	52,513	360,291
Other assets	24,328	108,029	5,895
Increase (decrease) in:
Accounts payable	(319,793)	247,813	(84,858)
Accrued expenses and other liabilities	120,900	(136,655)	(580,099)

Net cash used in operating activities	(3,239,902)	(2,158,801)	(2,413,199)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	4,487	49,918	107,594
Purchase of equipment	(197,825)	(96,722)	(12,802)
Sale of land, net of selling costs	3,021,435	—	371,476
Proceeds from settlement of condemnation proceedings	405,866	176,371	—
Sale of investment in municipal water district, net of selling costs	716,981	—	—
Sales of water rights, net of selling costs	—	2,636,300	—
Additions to water rights	(4,506)	(2,270)	(3,510)
Additions to other water assets	—	(300,000)	—
Additions to land and land improvements	—	(370,200)	(68,978)
Prepayment of leasing costs	—	(215,190)	(173,879)

Net cash provided by investing activities	3,946,438	1,878,567	219,901

     (Continued)

WESTERN WATER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Years ended March 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Financing Activities:
Proceeds from short-term loan	1,000,000	—	—
Repayment of short-term loan	(1,000,000)	—	—
Preferred stock dividends	(838,285)	(279,485)	(838,286)
Proceeds from loan by stockholders of Series C
Preferred Stock	558,857	—	—
Principal payments on long-term debt	(154,755)	(1,341,906)	(778,705)
Purchase of convertible subordinated debentures	—	(295,836)	(7,409)

Net cash used in financing activities	(434,183)	(1,917,227)	(1,624,400)

Net increase (decrease) in cash and cash equivalents	272,353	(2,176,625)	(3,817,698)
Cash and Cash Equivalents, beginning of year	1,144,292	3,320,917	7,138,615

Cash and Cash Equivalents, end of year	$1,416,645	$1,144,292	$3,320,917

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$773,497	$850,796	$982,067
Cash paid during the period for income taxes	4,800	3,200	3,200
Supplemental disclosure of non-cash investing and financing activities:
Issuance of paid-in-kind Series F Preferred Stock dividend	24,948	24,080	21,840
Accretion of Series C and F Preferred Stock to redemption value	181,596	130,604	108,298
Intrinsic value of variable plan stock options:
Deferred compensation	—	(300,000)	300,000
Additional paid-in capital	—	300,000	(300,000)
Transfer of assets held for sale:
Assets held for sale	1,070,846	—	2,863,158
Land	(513,696)	—	(553,005)
Water rights	(557,150)	—	(1,668,153)
Other water assets	—	—	(642,000)
Sale of land:
Notes receivable	—	—	102,000
Land	—	—	(102,000)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies and Practices:

Description of Business

Western Water Company and subsidiaries (the “Company”) manage, develop, sell and lease water and water rights in the western United States. The Company, directly and indirectly, owns a select portfolio of water rights and real estate in California and Colorado. The Company’s current principal activity is the development of water rights and the sale or lease of its water. The Company is also engaged in assisting unaffiliated owners of water rights in obtaining revenue from their water rights.

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

Allowance for Doubtful Accounts

The Company provides for valuation allowances for notes receivable when repayment becomes doubtful or amounts due are delinquent and in excess of the value of the collateral. Notes are deemed delinquent when they are more than 90 days past due. As of March 31, 2004 and 2003, no allowance for doubtful accounts has been provided because the Company’s management believes that the value of the collateral is in excess of the total receivables, and there are no delinquent notes.

Assets Held for Sale

Assets held for sale are carried at the lower of the carrying amount or fair value less costs to sell.

Land

Land is carried at cost based on its purchase price, and, in some cases, consists of an allocation of the original purchase price between land and water rights based on their relative fair values at the time of purchase.

Water Rights and Other Water Assets

Water rights consist of various water interests acquired directly or through the acquisition of land. Other water assets represent the right to purchase limited water interests from the owner of the water rights. Water rights are stated at cost and consist of an allocation of the original purchase price between water rights and land based on their relative fair values, plus other direct development and acquisition costs and an adjustment as a result of the quasi-reorganization (see Note 17). Other water assets are stated at cost.

Costs are allocated to water rights by the specific identification method.

Prepaid Leasing Costs

Prepaid leasing costs resulted from lease payments or other development costs related to water rights leased by the Company that were considered probable of providing future benefit to the Company at the time the costs were incurred. The Company provided an allowance for certain prepaid leasing costs in which the Company has not entered into a related water contract to sell such leased water, based primarily upon the Company’s historical experience with similar projects. Upon the execution of a contract to sell such leased water to a customer, the Company amortized the prepaid leasing costs over the life of the water sales contract using the straight-line method. As of March 31, 2004, all prepaid leasing costs had been fully amortized.

Deferred Debt Costs

Deferred debt costs are amortized using the straight-line method, which approximates the interest method, over the life of the related debt.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method over the estimated useful lives ranging from five to ten years and totaled $36,947, $40,081, and $47,372 for the years ended March 31, 2004, 2003, and 2002, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock option. Such deferred compensation is expensed pro-rata over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. The Company recorded no options-related compensation expense for any of its stock options during the fiscal year ended March 31, 2004. During the fiscal years ended March 31, 2003, and 2002, the Company recorded options-related compensation (income) expense of $(145,740) and $145,740, respectively.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been increased as noted in the pro forma amounts indicated below.

		2004	2003	2002
Net income (loss) applicable to common stockholders:	As reported	$(3,472,632)	$(2,580,370)	$(4,249,145)
	Pro forma	(3,535,727)	(2,610,749)	(4,217,333)
Basic loss per common share:	As reported	(0.43)	(0.32)	(0.53)
	Pro forma	(0.44)	(0.32)	(0.52)
Diluted loss per common share:	As reported	(0.43)	(0.32)	(0.53)
	Pro forma	$(0.44)	$(0.32)	$(0.52)

The per share weighted-average fair value of stock options granted during the years ended March 31, 2004, 2003, and 2002 were $.21, $.46, and $.26, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: year ended March 31, 2004 — expected dividend yield of zero, expected volatility of 164.69%, risk-free interest rate of 2.03%, and an expected life of 3 years; year ended March 31, 2003 — expected dividend yield of zero, expected volatility of 125.62%, risk-free interest rate of 4.84%, and an expected life of 5 years; and, year ended March 31, 2002 — expected dividend yield of zero, expected volatility of 98.75%, risk-free interest rate of 4.47%, and an expected life of 5 years.

Revenue Recognition – Water

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

Revenue Recognition – Sales of Land

Sales of land are generally accounted for under the full accrual method. Under that method, a gain is recognized when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for full accrual recognition, the gain is deferred until these requirements are met.

Income Taxes

Income taxes are accounted for by recording deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a change in tax rates on deferred tax assets and liabilities is recognized in the period that the change in the rates is enacted. A valuation allowance is provided when the realization of deferred tax assets is not assured.

Accounting for the Impairment or Disposal of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under this policy, the Company’s land and water rights are carried at cost. Any event or circumstance that indicates that there is an impairment of the carrying value of any of these assets triggers a two step analysis pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under this two step analysis, the second step requires the reduction of the carrying value of the water rights to their estimated fair value in the event that under step one, the total of the undiscounted cash flows the Company estimates will be generated by the assets is less than their carrying value. Such reduction in carrying value would be recorded as an impairment expense in the Company’s consolidated statement of operations.

Loss Per Share

Basic and diluted loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during each period.

The weighted average shares used for determining the basic and diluted loss per share computation were 8,069,012 shares for the years ended March 31, 2004, 2003, and 2002, respectively.

Stock options to purchase the following number of shares of common stock at exercise prices per share ranging from $.10 — $.86, $.23 — $18.69, and $.23 — $18.69 in fiscal years ended March 31, 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

	2004	2003	2002
Stock options	1,379,167	1,599,666	1,546,166

The following items were convertible into the following number of shares of common stock at the conversion prices listed below and were not included in the computation of diluted earnings per share for the years presented below, as their effect would have been anti-dilutive.

	2004	2003	2002
Convertible Debentures	524,450	524,450	555,976
Series C Preferred Stock	463,779	463,779	463,779
Series F Preferred Stock	426,447	401,968	378,893

The conversion prices per share for the 9% Convertible Subordinated Debentures (the “Debentures”), Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) are $15.86, $16.62 and $5.60, respectively.

New Accounting Pronouncements Adopted and Issued But Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) approved for issuance FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company has evaluated the impact of FIN 46 and has concluded that the Company is not involved with any variable interest entities and therefore the adoption of FIN 46 on July 1, 2003, did not have a material impact on its consolidated financial statements upon adoption. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities. The Company has evaluated the impact of the Revised Interpretations and has concluded that the Company is not involved with any variable interest entities and therefore the adoption of the Revised Interpretations on January 1, 2004, did not have a material impact on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003, and the Company has concluded that the adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires the Company to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 on April 1, 2003 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 were applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 on April 1, 2003, resulted in the reclassification of the $219,000 gain on the early extinguishment of debt from an extraordinary item, as originally reported in the 2003 fiscal year, to an element of continuing operations.

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is anticipated to be effective at the beginning of the Company’s 2006 fiscal year. The Company will evaluate the requirements of the final standard, which is expected to be issued in 2005, to determine the impact on the results of its operations.

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

Reclassifications

Certain reclassifications of prior year balances have been made in order to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported results of operations, total assets or accumulated deficit.

Note 2. Liquidity:

The Company has been and continues to be unable to generate sufficient cash from operations to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from its consulting activities, the sale of assets, and short-term, asset-secured loans. There is substantial doubt about the Company’s ability to generate additional cash from asset sales and loans to fund its operations through March 31, 2005, and beyond or to meet other financial obligations following the expenditure of its current cash balance.

In order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July, 2003 and January, 2004) on the Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. In the course of these discussions, representatives of the Series C Preferred Stock holders indicated their intention to nominate qualified individuals to serve as directors.

On March 1, 2004, directors David A. Abel, Robert A. Baker and Lee K. Harrington tendered their resignations from the Company’s Board of Directors. Also on March 1, 2004, Reginald M. Norris, Jr. was elected to serve the remainder of Mr. Abel’s

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term and Dennis J. Kenny was elected to serve the remainder of Mr. Baker’s term. Messrs. Norris and Kenny were nominated as directors by the holders of the Series C Preferred Stock.

On March 16, 2004, the Board of Directors declared and paid a dividend to the holders of the Series C Preferred Stock. The dividend that was declared on March 16, 2004, in the aggregate amount of $558,857, represents the Series C Preferred Stock dividends, the declaration of which had been deferred from July 15, 2003 and January 15, 2004. In connection with the declaration of the dividends, the Company and each of the holders of the Series C Preferred Stock entered into a Stockholder Loan and Security Agreement, dated as of March 16, 2004 (the “Loan Agreement”), pursuant to which the holders of the Series C Preferred Stock agreed to (i) lend to the Company an amount equal to the entire $558,857 proceeds of the March 16, 2004 dividend payment, and (ii) lend to the Company in the future an amount equal to any and all dividends that the Board of Directors of the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The $558,857 loan is evidenced by a Secured Promissory Note, dated March 16, 2004 (the “Note”), and any future loans will be evidenced by additional promissory notes that will be substantially identical to the Note (collectively, “the Notes”). The Notes bear interest at the rate of eight percent (8%) per annum from inception, compounded semi-annually on July 15th and January 15th and computed on a 360-day year of twelve 30-day months. The entire principal balance plus all accrued and unpaid interest on the Notes is due and payable on August 31, 2005. In order to secure the repayment of the Notes and the performance of the Company’s obligations under the Loan Agreement, the Company granted to the holders of the Series C Preferred Stock a security interest in all of the assets, property and property rights owned by the Company in Douglas County, Colorado, which assets and property essentially constitute the Company’s Cherry Creek Project (the “Project”) which has a book value of $12,258,000.

The Company is dependent upon the orderly and timely sales of its California assets to provide a portion of the cash necessary to fund the Company’s operations for the next twelve months ended March 31, 2005. However, there can be no assurance regarding the Company’s ability to sell its California assets at fair value in a timely manner in order to fund operations.

The Company’s water resources in Colorado consist of the Project, which is the largest asset on the Company’s consolidated balance sheet. While management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Project is uncertain (based, in part, on the denial by the Colorado Office of the State Engineer of the Company’s application for approval of a substitute water supply plan which proposed plan included elements designed to assure the Project’s current and prospective customers of reliable water deliveries from the Project). Management believes that the fair value of the Project, if and when fully developed or sold, will exceed the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and disposition of the Project. However, the Company can provide no assurance regarding its ability to monetize the value of the Project, or that any revenue generated from the Project will occur in a timely manner to fund the Company’s operations. Moreover, the Company will be required to incur additional expenses to develop the Project in order to position it to be monetized. The Company can provide no assurances that the Company will have the necessary funds to do so.

The Company plans to fund its foreseeable working capital needs from existing cash, from on-going operating income, from net proceeds of the anticipated sale of certain existing assets, from the sale of Cherry Creek Project Water Delivery Contract Units, and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or that the Company will be able to raise additional funds on commercially reasonable terms when and if needed to sustain its operations and Cherry Creek Project development activities. The inability of the Company to sell its assets as planned or raise additional funds on commercially reasonable terms when and if needed could impair the Company’s ability to continue recurring operations as a going concern. Additionally, the Debentures mature in September 2005 (see Note 13) and the Series C Preferred Stock and Series F Preferred Stock (see Note 14) are subject to mandatory redemption beginning in Fiscal 2006 and Fiscal 2010, respectively. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Notes Receivable:

Notes receivable arose from the sale of farm property in California and Colorado. The notes receivable bear interest at rates ranging from 9% to 9.5%, with a weighted average of 9.3%. The notes receivable maturity dates range from April 2005 to August 2011. The notes are secured by the farm properties sold.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate principal maturities due on notes receivable at March 31, 2004 were as follows.

Year ending March 31,	Total
2005	$9,434
2006	109,856
2007	6,532
2008	7,473
2009	7,846
Thereafter	21,182

Total	$162,323

Note 4. Assets Held for Sale:

Assets held for sale are those California segment assets which are being actively marketed, and which are expected to be sold within one year. As of March 31, 2004 and 2003, the following assets were held for sale.

Asset Category:	2004	2003
Land	$1,066,701	$553,005
Water rights and other water assets	557,150	643,932

	$1,623,851	$1,196,937

Note 5. Land:

Land at March 31, 2004 and 2003 consisted of the following.

	2004	2003
Colorado	$1,503,517	$1,504,551
California	—	2,863,381

	$1,503,517	$4,367,932

Note 6. Water Rights:

Water rights held at March 31, 2004 and 2003 consisted of the following.

	2004	2003
Colorado	$10,754,206	$10,756,222
California	291,642	848,792

	$11,045,848	$11,605,014

Note 7. Property and Equipment:

Property and equipment at March 31, 2004 and 2003 consisted of the following.

	2004	2003
Equipment	$368,731	$170,906

Less accumulated depreciation	(114,086)	(77,139)

	$254,645	$93,767

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Prepaid Leasing Costs:

On September 30, 1998, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood, California (“Inglewood”). Beginning October 1, 1998, Inglewood leased the rights to pump 4,450 acre-feet of water per year to the Company for a five-year period ended September 30, 2003. In consideration of the lease, the Company made a $3,603,200 lump-sum cash payment to Inglewood. Under the water sale agreement, the Company agreed to sell, and Inglewood agreed to buy, 5,950 acre-feet of water each year for the ensuing five years. For the years ended March 31, 2004, 2003 and 2002, the Company recognized revenue of $641,330, $1,282,661, and $1,305,809, respectively, from the agreement with Inglewood.

In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year water rights lease and a fifteen-year water rights lease. See Note 22 for a discussion of these lease commitments.

Accumulated amortization as of March 31, 2003 was $4,153,737, and all prepaid leasing costs of $4,627,841 were fully amortized as of March 31, 2004.

Note 9. Disposition of Assets

In June 2003, the Company sold its shares in the Bear Valley Mutual Water Company (BVMWC), California to a California municipality. These BVMWC shares were reported as Assets Held for Sale as of March 31, 2003. The sale provided cash proceeds of approximately $723,000 and resulted in a gain of approximately $73,000.

During the quarter ended September 30, 2003, the Company entered into a settlement agreement relating to the condemnation proceedings concerning its Vessel Parcel of land at the Project. The parcel, comprising 36 acres of land, had been condemned in 2002 by the Parker Water and Sanitation District (PW&SD) for its own use. In July 2002, the Company received a preliminary deposit of $294,000 from PW&SD pending a judicial hearing before the Douglas County, Colorado court with jurisdiction over the condemnation action (the “Court”) to establish the final value of the property. The Company recorded a gain on the disposition of assets of $11,000 during the fiscal year ended March 31, 2003. In September 2003, the Company reached a settlement with PW&SD, and the settlement was entered as a final rule and order of the Court terminating the condemnation action. Under the settlement, the parties agreed to total valuation (including costs of condemnation) of $700,000. Thus, PW&SD supplemented the preliminary deposit with a further payment to the Company of $405,866. The Company collected the supplemental payment in October 2003, and recorded a gain of $405,866 as a result of completing the settlement.

In December 2003, the Company sold Byington Ranch, a rice farm in Yuba County, California. The sale provided cash proceeds of $1,170,000, allowed the Company to retire from such proceeds a short-term loan secured by its Yuba County properties, and resulted in a gain of $207,830.

In March 2004, the Company sold Magnolia Ranch, a rice farm in Yuba County, California. The sale provided cash proceeds of $1,916,036 and resulted in a gain of $455,886.

See also Note 24, Subsequent Events, for information on the sale of assets that occurred after March 31, 2004.

In October 2002, the Company sold its remaining Mojave water rights in San Bernardino County, California to two municipalities resulting in a gain of approximately $964,000. Cash proceeds from the sales were received in four installments totaling approximately $2,632,000 by March 31, 2003.

In July 2002, the Company entered into condemnation proceedings concerning its Vessel Parcel of land at the Project and received a preliminary deposit of approximately $294,000 from PW&SD pending a court proceeding to establish the final value of the property. The Company recorded a gain on the disposition of assets of approximately $11,000 during fiscal 2003 which included the carrying value of the condemned parcel of land. The condemnation proceedings were concluded in fiscal 2004 as described above.

During fiscal 2002, the Company sold certain parcels of land in San Bernardino County, California for a gain of $16,747.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Fair Value of Financial Instruments:

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the fair value of the Company’s financial instruments. The carrying amount of cash and cash equivalents, accounts receivable — trade, other current assets, accounts payable, and accrued expenses and other liabilities are reasonable estimates of their fair values due to the short-term nature of those instruments.

The carrying amount of the notes receivable is a reasonable estimate of fair value based on management’s belief that the terms are not materially different than the terms that would be offered to land buyers with similar credit ratings.

The carrying amount of the Debentures is based on the principal amount owed, and does not represent management’s estimate that the interest rates or terms of the debt represent rates and terms that are available to the Company in today’s marketplace for similar instruments. During the fiscal years ended March 31, 2003 and 2002, the Company repurchased Debentures in unrelated voluntary transactions between the Company and individual Debenture holders at prices ranging from 50 to 55 cents per dollar of face amount. No Debentures were repurchased during the fiscal year ended March 31, 2004. At the times consummated, each of these repurchase transactions represented the fair value of the Debentures. Because there is no quoted market for the Debentures, estimating fair value is uncertain, and the Company is uncertain as to whether the Company could repurchase additional Debentures or at what price such purchases could be consummated.

The carrying amount of the Note Payable to Series C Preferred Stockholders is a reasonable estimate of fair value based upon management’s belief that the terms are not materially different that the terms that would be obtainable for a similarly secured borrowing of consistent maturity.

Note 11. Accrued Expenses and Other Liabilities:

Accrued expenses and other liabilities at March 31, 2004 and 2003 consisted of the following.

	2004	2003
Professional fees	$83,600	$8,000
Annual reporting costs	55,000	31,800
Vacation and benefits	36,632	20,900
Other	34,896	21,528

	$210,128	$82,228

Note 12. Long-Term Debt:

Long-term debt at March 31, 2004 consisted of the loan to the Company made by the Series C Preferred Stock holders, secured by the assets representing the Project. Long-term debt at March 31, 2003 consisted of the note secured by a rice farm in Yuba County, California which note was retired with the proceeds of a short-term, secured loan arranged during the fiscal year and repaid from the proceeds of the sale of the farm in fiscal 2004 (Note 9).

On March 16, 2004, the Board of Directors of the Company declared and paid a dividend to the holders of the Series C Preferred Stock. The Certificate of Designations of the Series C Preferred Stock provides that the holders of the outstanding Series C Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value per share of Series C Preferred Stock. The Certificate of Designations further provides that the dividends shall be payable semi-annually on the 15th day of January and the 15th day of July. The Board of Directors of the Company did not declare dividends due on either July 15, 2003 or January 15, 2004 on a timely basis. The dividend that was declared on March 16, 2004, in the amount of $558,857, represents the aggregation of the semi-annual dividends due on July 15, 2003 and January 15, 2004.

In connection with the declaration of the dividend on March 16, 2004, the Company and each of the holders of the Series C Preferred Stock entered into the Loan Agreement, pursuant to which the holders of the Series C Preferred Stock agreed to (i) lend to the Company an amount equal to the entire $558,857 proceeds of the March 16 dividend and (ii) lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The foregoing $558,857 loan is evidenced by the Note. The Note bears interest at the rate of eight percent (8%) per annum from inception, compounded semi-annually on July 15th and January 15th and computed on a 360-day year of twelve 30-day months until paid. There is no prepayment penalty

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the Note. The entire principal balance plus all accrued and unpaid interest on the Note is due and payable on August 31, 2005. In order to secure the repayment of the Note and the performance of the Company’s obligations under the Loan Agreement, the Company granted to the holders of the Note a security interest in all of the assets, property and property rights owned by the Company in Douglas County, Colorado, which assets and property essentially constitute the Project.

The balance of long-term debt as of March 31, 2004 and 2003, respectively, follows.

	2004	2003
Note to Series C Redeemable Preferred Stockholders
Promissory note payable, bearing interest at 8% per annum. Principal and accrued interest payable in full on August 31, 2005. Interest compounded semi-annually on July 15th and January 15th.	$558,857	—
Note Secured by RiceFarm
Mortgage note payable bearing interest at 9%. Principal and interest were payable in annual installments of $39,786. Balance was due July 2007. The note was paid in full in October, 2003, from the proceeds of a short-term, secured loan which, in turn, was repaid from the proceeds of the sale of a portion of the secured property in December 2003.	—	$154,755

	558,857	154,755
Less current maturities of long-term obligations	—	(25,858)

	$558,857	$128,897

Each of the real estate notes payable above is (or was) collateralized by the related individual property. As of March 31, 2004, the carrying value of the collateral for the Note was $12,250,000 and as of March 31, 2003, the value of the collateral for the real estate note payable was approximately $902,000.

Aggregate principal maturities on long-term debt at March 31, 2004 were as follows.

Years ending March 31,
2005	—
2006	$558,857
2007	—
2008	—
2009	—
Thereafter	—

Total	$558,857

Note 13. 9% Convertible Subordinated Debentures:

On September 22, 1995 the Company issued $15,000,000 of the Debentures, due in September 2005. The Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable semi-annually on September 30 and March 31.

The Debentures are initially convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. Based upon the market value of the Company’s common stock and the Company’s financial and operating condition at March 31, 2004, the Company does not expect to gain the right to redeem the Debentures prior to maturity.

During the year ended March 31, 2003, the Company repurchased $500,000 of its outstanding Debentures, plus accrued interest of $20,836 for $295,836 in cash. After reducing deferred debt costs of $27,000, net of accumulated amortization of $21,000, the Company recognized a $219,000 gain on the early extinguishment of debt. During the year ended March 31, 2002, the Company repurchased $13,334 of its outstanding Debentures, for $7,409 in cash. Amortization expense on the deferred debt

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

costs was $48,211 during each of the years ended March 31, 2004, 2003 and 2002. Accumulated amortization of deferred debt costs as of March 31, 2004 and 2003 was $390,435 and $342,224, respectively.

Note 14. Preferred Stock:

Series B and Series C Preferred Stock

On February 26, 1997, the Company privately placed $4,000,000 of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) which was non-participating. Each share of Series B Preferred Stock had a stated value of $1,000, a par value of $.001, and was convertible at any time, at the option of the holder, into shares of common stock at an initial conversion price of $16.62 per share. The holders of Series B Preferred Stock were entitled to receive, when and if declared, annual dividends, in the amount of $72.50 per share, payable semi-annually on January 15, and July 16 of each year.

On April 21, 1997, the Company issued 9,000 shares of Series C Preferred Stock in a private offering. Each share of Series C Preferred Stock has a stated value of $1,000, a par value of $.001, and is convertible at any time at the option of the holder into shares of common stock at a conversion price of $16.62 per share. The conversion price, and therefore the number of shares of common stock issuable upon the conversion of the Series C Preferred Stock, is subject to adjustment in certain events to prevent dilution. The Series C Preferred Stock offering consisted of the sale of 5,000 of the newly-issued shares of Series C Preferred Stock, for which the Company received $1,000 per share (less the placement fee) in cash and incurred costs of issue amounting to $255,212. The remaining 4,000 shares of Series C Preferred Stock were issued in exchange for the surrender of the previously-issued Series B Preferred Stock. Upon such surrender, the Company cancelled all the Series B Preferred Stock.

The Series C Preferred Stock was recorded at fair value on the date of issuance (the liquidation preference less the placement discount of $447,695) less costs of issue of $255,212. The placement discount is being accreted ratably by periodic charges to accumulated deficit until the redemption date in April 2007.

The holders of Series C Preferred Stock are entitled to vote on all matters presented to the stockholders, together with the holders of common stock as one class, except as otherwise required by law. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock would have been convertible, if such conversion had taken place on the record date set for determining stockholders entitled to vote at a meeting or the date of the consent of stockholders if action is being taken by written consent. The holders of Series C Preferred Stock are entitled to receive, when, and if declared, annual dividends in the amount of $72.50 per share (representing a rate of 7.25% per annum), payable semi-annually on January 15 and July 15.

In the event that the Company fails to pay two or more semi-annual dividends, the holders of the Series C Preferred Stock have the right, voting as a class, to elect a majority of the directors of the Company, and the holders of the common stock would have the right to elect the remaining directors. In such event, the right of the holders to elect a majority of the directors of the Company continues until dividends are paid for at least two consecutive semi-annual periods, after which the right to elect directors reverts to the common stock and the Series C Preferred Stock, voting as a single class. The Board of Directors of the Company did not declare the dividends due on either July 15, 2003 or January 15, 2004 on a timely basis. The Board of Directors of the Company declared a dividend on March 16, 2004, in the amount of $558,857, which represented the aggregation of the previously undeclared semi-annual dividends for July 15, 2003 and January 15, 2004. In connection with the declaration of the dividend of $558,857, the Company and each of the holders of the Series C Preferred Stock entered into the Loan Agreement, pursuant to which the holders of the Series C Preferred Stock agreed to (i) lend to the Company an amount equal to the entire $558,857 proceeds of the March 16 dividend and (ii) lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The foregoing $558,857 loan is evidenced by the Note, and any future loans are to be evidenced by the Notes. The Notes bear interest at the rate of eight percent (8%) per annum from inception, compounded semi-annually on July 15th and January 15th and computed on a 360-day year of twelve 30-day months until paid. There is no prepayment penalty on the Notes. The entire principal balance plus all accrued and unpaid interest on the Notes is due and payable on August 31, 2005. In order to secure the repayment of the Notes and the performance of the Company’s obligations under the Loan Agreement, the Company granted to the holders of the Notes a security interest in all of the assets, property and property rights owned by the Company in Douglas County, Colorado, which assets and property essentially constitute the Project (see Note 12). During the fiscal years ended March 31, 2004, 2003 and 2002, the Company paid dividends on the Series C Preferred Stock in the amounts of $838,285, $279,486, and $838,285, respectively. Of the Series C Preferred Stock dividends paid in fiscal 2004, $558,857 was paid using the proceeds of the loan described above.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company may, upon 30 days’ written notice to the holders, redeem all or any portion of the Series C Preferred Stock at any time after April l, 1999 at a cash redemption price of $1,000 per share plus accrued but unpaid dividends. However, the Company may redeem the Series C Preferred Stock only if the average closing price of the Common Stock during the 20 consecutive trading days prior to the notice of redemption is not less than 150% of the conversion price (initially $16.62 per share, subject to adjustment). Based upon the market value of the Company’s common stock and the Company’s financial and operating condition, the Company does not expect to gain the right to redeem its preferred stock prior to its mandatory redemption date.

Commencing on April 1, 2006 and continuing until March 31, 2007, each holder of the Series C Preferred Stock may, from time to time during such period, at such holder’s option, cause the Company to redeem for cash, out of funds legally available, up to an aggregate of one-half of all shares of Series C Preferred Stock owned by such holder on April 1, 2006. Commencing on April 1, 2007, each holder of Series C Preferred Stock may, from time to time thereafter, at such holder’s option, cause the Company to redeem for cash, out of funds legally available, some or all of such holder’s shares of Series C Preferred Stock. The redemption price for each share of Series C Preferred Stock shall be $1,000 per share, plus, in each case, all declared and unpaid dividends, if any.

The Series C Preferred Stock has a preference in liquidation over the holders of common stock of $1,000 per share plus accrued and unpaid dividends.

During the fiscal year ended March 31, 2001, the Company voluntarily purchased 2,456.5124 shares of its Series C Preferred Stock at a purchase price of $180 per share for a total purchase consideration of $442,171 which was paid in cash. The net carrying value of such shares was $2,376,911 net of related private placement costs of $79,600. The excess of the Series C Preferred Stock net carrying value over the consideration paid by the Company was $1,934,740 and has been credited to accumulated deficit in the 2001 consolidated financial statements. Solely for earnings per share purposes in the year ended March 31, 2001, such excess was included in the computation of earnings applicable to common stockholders for the applicable period. The carrying amount of the Series C Preferred Stock is based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain. Therefore, the carrying value of the Series C Preferred Stock does not represent management’s belief that the dividend rates, conversion price and other terms of such stock are comparable to those commercially available to the Company in the marketplace for similar instruments.

Series D and Series F Preferred Stock

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

On March 16, 2001, the Company entered into an Investment Restructure Agreement (the “Agreement”) with Agbar and its affiliate for the early redemption and retirement of the entire $10,000,000 of issued and outstanding Series D Preferred Stock. In consideration of that redemption and retirement, the Company (1) declared and paid to Interagua the December 15, 2000 scheduled dividend of $187,500; (2) returned to Interagua the remaining restricted cash balance (after giving effect to the reduction of such balance resulting from the aforementioned dividend) of $3,853,643; (3) issued 175,000 unregistered shares of the Company’s Common Stock to Interagua; and (4) issued to Interagua 2,000 shares of its newly authorized Series F Preferred Stock , which shares have an aggregate stated value of $2,000,000 with a fair value at issue date of $364,000, according to an independent third-party valuation. In addition, under the Agreement, the Strategic Relationship Agreement (“SRA”) was cancelled, and the parties thereto agreed to consider cooperating in the potential joint development of future water infrastructure and water utility projects. Also, with the cancellation of the SRA, Interagua no longer has the right to appoint Directors to the Board of the Company.

The excess of the Series D Preferred Stock carrying value over fair value of the consideration paid by the Company to retire the Series D Preferred Stock was $5,743,857 and has been credited to accumulated deficit in the 2001 consolidated financial statements. Solely for earnings per share purposes in the year ended March 31, 2001, such excess has been included in the

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

computation of earnings applicable to common stockholders. The carrying amount of the Series D Preferred Stock was based on the liquidation preference accorded such stock and on the Company’s obligation to redeem such stock for cash at the liquidation value at a future date certain, and did not represent management’s belief that the interest rates, conversion price and other terms of such stock were comparable to those commercially available to the Company in the marketplace for similar instruments.

As described in the Certificate of Designations for the Series F Preferred Stock, each share of Series F Preferred Stock has a stated value of $1,000, a dividend rate of 6.0% per annum of its stated value, and is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the amount of the stated value of the shares of Series F Preferred Stock by the conversion price of such shares in effect on the conversion date. The conversion price is initially $5.60 per share and is subject to adjustment in certain events to prevent dilution. Dividends shall be fully cumulative, and shall be paid semi-annually in arrears, out of funds legally available for the payment of dividends, on January 15 and July 15. Dividends may be paid in additional shares of Series F Preferred Stock, or in cash, at the Company’s option. During the year ended March 31, 2004 and 2003, the Company declared and issued 137.087 and 129.218 additional shares, respectively, of Series F Preferred Stock in satisfaction of these dividend requirements. The Series F Preferred Stock is subject to full redemption at its stated value plus accrued dividends, at the option of the holder, from cash of the Company legally available for such purpose, beginning in 2010, or earlier, at the option of the Company, subject to certain conditions being met. Based upon the market value of the Company’s Common Stock and the Company’s financial and operating condition at March 31, 2004, the Company does not expect to gain the right to redeem the Series F Preferred Stock prior to its mandatory redemption date.

Note 15. Treasury stock:

In November 1998, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in the open market. As of March 31, 2004 and 2003, the Company had repurchased 341,200 shares of common stock at a cost of $1,374,870. None of such repurchases occurred within the last three fiscal years. The purchase of treasury shares was recorded using the cost method.

Note 16. Income Taxes:

Total income taxes for the years ended March 31, 2004, 2003 and 2002, were allocated to continuing operations. Income tax expense attributable to income (loss) from continuing operations consisted of the following.

	Current	Deferred	Total
Year ended March 31, 2004 (State):	$4,800	—	$4,800
Year ended March 31, 2003 (State):	$3,200	—	$3,200
Year ended March 31, 2002 (State):	$3,200	—	$3,200

Income tax expense was $4,800 for the year ended March 31, 2004, and $3,200 for each of the years ended March 31, 2003, and 2002. Income tax attributable to the net loss differed from the amounts computed by applying the U.S. federal and state income tax rate of 34% to pretax net loss as a result of the following.

	2004	2003	2002
Tax benefit computed at Federal statutory rate	$(824,000)	$(729,000)	$(1,114,000)

Permanent Differences – tax effected	168,000	56,000	110,000
Valuation allowance	656,000	673,000	1,004,000
State income taxes	4,800	3,200	3,200

	$4,800	$3,200	$3,200

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are presented below.

	2004	2003
Deferred tax assets:
Allowance for water projects	$3,000	$4,000
Property and equipment	—	1,000
Deferred revenue	65,000	72,000
Net operating loss carry-forwards	13,007,000	12,370,000

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2004	2003
Total gross deferred tax assets	13,075,000	12,447,000
Less valuation allowance	(12,669,000)	(12,013,000)

Net deferred tax assets	406,000	434,000

Deferred tax liabilities:
Land and water rights, principally due to differences in capitalized interest	(379,000)	(434,000)
Property and equipment	(27,000)	—

Net deferred tax asset	—	—

The net change in the total valuation allowances for the fiscal years ended March 31, 2004 and 2003 were net increases of $656,000 and $673,000, respectively, which were primarily due to the respective current year additions to net operating loss carryforwards partially offset by the write-off of net operating loss carryforwards which expired unused. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During the years ended March 31, 2004, 2003 and 2002, the valuation allowance was increased as a result of the current year’s net operating loss carry-forward.

At March 31, 2004, the Company had net operating loss carry-forwards for federal income tax purposes which are available to offset future federal taxable income, if any, as follows.

2005	$400,000
2006	1,900,000
2007	1,600,000
2008	1,800,000
2009	400,000
2010	1,300,000
2011	1,800,000
2012	4,900,000
2013	2,400,000
2019	4,800,000
2020	3,000,000
2021	2,700,000
2022	3,300,000
2023	2,800,000
2024	2,400,000

$35,500,000

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

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

eliminated by a corresponding decrease in the Company’s additional paid-in capital. Accumulated deficit is dated to reflect only results of operations subsequent to October 1, 1994. Any future tax benefits from deductible temporary differences and net operating loss carry-forwards that existed at the date of the quasi-reorganization will be reported as a direct credit to paid-in capital.

Note 18. Stock Options:

Under the Company’s 1997 and 1993 stock option plans (the “Plans”), the Company may grant options to purchase up to 2,200,000 shares of common stock to officers, directors, key employees and others providing significant services to the Company. The Company’s 1990 stock option plan, which provided for the grant of up to 800,000 options, terminated during the fiscal year ended March 31, 2001. Stock options are generally granted at an exercise price no less than fair value of the Company’s common stock on the date of grant. There were 820,833 options available for grant at March 31, 2004.

Stock option activity during the periods indicated was as follows.

		Weighted-Average
	Number of Shares	Exercise Price
Balance at March 31, 2001	1,430,375	$3.17

Granted	188,500	.59
Exercised	—	—
Cancelled/forfeited/expired	(72,709)	10.70

Balance at March 31, 2002	1,546,166	2.55

Granted	217,000	.86
Exercised	—	—
Cancelled/forfeited/expired	(163,500)	8.86

Balance at March 31, 2003	1,599,666	1.54

Granted	236,000	.22
Exercised	—
Cancelled/forfeited/expired	(456,499)	3.94

Balance at March 31, 2004	1,379,167	$.43

The following table summarizes information about stock options outstanding at March 31, 2004.

		Weighted			Weighted
		average			average
	Number of	remaining	Weighted	Number of	exercise price
Range of	options	contractual life	average	options	of exercisable
exercise price	outstanding	(years)	exercise price	exercisable	options
$.10-.86	1,379,167	6.3	$.43	1,192,763	$.45

At March 31, 2003 and 2002, the number of options exercisable was 908,999 and 673,666, respectively, and the weighted-average exercise price of those options was $2.23 and $5.29, respectively.

During the fiscal year ended March 31, 2001 the exercise price of options to purchase 600,000 shares of common stock was lowered to the then-current market price of the Company’s common stock. This modification of the exercise price required the modified stock options to be accounted for following variable plan accounting until such options are exercised, are cancelled, or expire unexercised. The Company recorded no options-related compensation expense for these options in the fiscal year ended March 31, 2004. For fiscal years ended March 31, 2003 and 2002, the Company recorded options-related compensation expense associated with these options of $(145,740) and $145,740, respectively.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. General and Administrative Expenses:

General and administrative expenses for the years ended March 31, 2004, 2003 and 2002 consisted of the following.

	2004	2003	2002
Payroll, severance and related expense	$1,532,079	$1,488,443	$1,621,838
Legal and accounting	684,106	368,260	333,453
Consulting and engineering	166,105	260,691	340,621
Travel	63,118	62,721	99,093
Other corporate expenses	692,029	900,695	680,604

	$3,137,437	$3,080,810	$3,075,609

Note 20. Employee Benefit Plan:

The Company has a 401(k) Plan for all employees. Employer contributions by the Company are discretionary. In the three most recent fiscal years, the Company has matched a percentage of the contributions of participating employees. Company matching contributions for the years ended March 31, 2004, 2003 and 2002 amounted to $7,000, $9,731, and $10,000, respectively.

Note 21. Segment Information:

	2004	2003	2002
Segment revenue:
California	$754,283	$1,519,163	$1,464,200
Colorado	149,665	10,072	—

	$903,948	$1,529,235	$1,464,200

Interest income:
California	$3,760	—	—
Colorado	—	—	—
Non-segment	12,062	$90,508	$170,006

	$15,822	$90,508	$170,006

Interest expense:
California	$26,884	$58,449	$83,952
Colorado	—	—	—
Non-segment	748,600	798,153	775,747

	$775,484	$856,602	$859,669

Depreciation and amortization expense:
California	$467,915	$985,892	970,452
Colorado	932	—	—
Non-segment	92,431	73,680	63,926

	$561,278	$1,059,672	$1,034,378

Net income (loss):
California	$286,368	$(565,831)	$(571,515)
Colorado	123,696	9,708	—
Non-segment	(2,837,867)	(1,590,078)	(2,708,879)

	$(2,427,803)	$(2,146,201)	$(3,280,394)

Assets:
California	$2,632,776	$6,077,753	8,282,294
Colorado	12,252,069	12,261,651	12,057,131
Non-segment	1,975,473	1,574,793	3,885,466

	$16,860,318	$19,914,197	$24,224,891

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended March 31, 2004, 2003 and 2002, the Company recognized revenue of $641,330, $1,282,661, and $1,305,809, respectively, from the City of Inglewood. No other recurring customer accounted for more than 10% of the Company’s revenue.

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

The non-segment amount under net income (loss) includes general and administrative expenses. The non-segment amount under depreciation and amortization includes depreciation of the non-segment property and equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets.

Note 22. Commitments and Contingencies:

The Company has several non-cancelable office equipment and office leases that expire over the next four years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $76,538, $89,526, and $121,070, for the years ended March 31, 2004, 2003 and 2002, respectively.

In addition, the Company entered into a pumping rights lease and a water sale agreement with the City of Inglewood in September 1998. In order to secure a portion of the water that the Company agreed to sell to Inglewood, the Company entered into a five-year water rights lease and a fifteen-year water rights lease. The five-year water rights provided 1,008 acre-feet per year for a payment of $150 per acre-foot in the first year. This amount escalated over the remaining four-year period at $7.50 per acre-foot per year. This lease expired in September 2003. The fifteen-year water rights lease is expected to provide 250 acre-feet per year for a payment of $135 per acre-foot in the first year. The fees for subsequent years are to be determined by multiplying the fee for the first year by the ratio of the index price for each subsequent year divided by the index price for the first year. The index price is the sum of the price established by the Metropolitan Water District (“MWD”) for full service untreated water and the price components established by the West Basin Municipal Water District for MWD readiness-to-serve charge and the West Basin surcharge for basic non-interruptible water.

Future minimum leases payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2004 were as follows.

Year ending March 31,
2005	$33,750
2006	33,750
2007	33,750
2008	33,750
2009	33,750
Thereafter	151,833

Total minimum lease payments	$320,583

In May 1999, the Company entered into an agreement with the Norte-Sur Water Company (“NSWC”) for the purchase of 14,000 acre-feet of water from NSWC for $50 per acre-foot. In accordance with the agreement, the Company paid a deposit of $350,000. In December 1999, the Company entered into an agreement with the Westlands Water District (“WWD”) to deliver up to 14,000 acre-feet to WWD at a price of $75 per acre foot.Pursuant to the agreement, WWD made a series of payments ending in December, 2001 in which WWD paid the entire purchase price of $1,050,000 to the Company. During the year ended March 31, 2001 the Company had purchased 2,000 acre-feet of water from NSWC and delivered it to WWD. The remaining 12,000 acre-feet cannot currently be delivered to WWD due to disputes between WWD and certain other water districts in the

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

area that will not convey the water to WWD. In March 2003, the Company purchased the remaining water from NSWC with the payment to NSWC of the remaining $300,000, plus accrued interest of $19,000.

In September 2003, the Company discovered that a portion of a seven-acre parcel of its property in Northern California had historically been used as a domestic disposal site. The site is located in a remote section of property which was deeded to the Company by its predecessor in 1990. Based on a recent inspection and preliminary inquiry, use of the parcel as a domestic disposal site appears to have been abandoned for roughly 40 years. It is not known what materials were disposed at the site. The Company has not been notified of any potential liability with respect to the abandoned disposal site, and no claims have been made against the Company regarding the site. As of March 31, 2004, the Company was proceeding with an evaluation of the site, but had made no provision for the possible costs associated with cleanup of the site. Subsequent to March 31, 2004 the Company arranged for collection and laboratory analysis of soil samples at the former dump site. Results of the analysis showed no material contamination.

The Company is subject to claims and legal proceedings arising in the ordinary course of business. While complete assurance cannot be given as to the outcome of any pending or threatened legal actions, the Company, upon advice of its legal counsel, believes that any financial impact would not be material to its financial position, annual operating results or cash flows.

Note 23. Quarterly Financial Data (Unaudited):

The following is a summary of quarterly results for the fiscal years ended March 31, 2004, 2003 and 2002.

Fiscal 2004 quarters ended:	June 30	September 30	December 31	March 31
Revenue	$428,072	$367,183	$43,758	$64,935
Operating loss	(457,254)	(311,595)	(686,055)	(129,839)

Net loss	$(759,138)	$(526,206)	$(848,006)	$(294,453)

Net loss applicable to common stockholders	$(1,075,402)	$(578,104)	$(888,789)	$(930,337)

Loss per share -

Basic and diluted:	$(0.13)	$(0.07)	$(0.11)	(0.12)
Weighted average shares -
Basic and diluted:	8,069,012	8,069,012	8,069,012	8,069,012

Fiscal 2003 quarters ended:	June 30	September 30	December 31	March 31
Revenue	$420,091	$472,852	$326,084	$310,208
Operating income (loss) (1)	(540,330)	(477,440)	234,035	(831,175)

Net income (loss)	$(806,116)	$(682,244)	$125,738	$(783,579)

Net income (loss) applicable to common stockholders	$(836,485)	$(1,004,805)	$92,299	$(831,379)

Earnings (loss) per share -

Basic and diluted:	$(.10)	(.13)	.01	(.10)
Weighted average shares -
Basic and diluted:	8,069,012	8,069,012	8,069,012	8,069,012

(1) Operating income (loss) in 2003 reflects the reclassification of Gain on Disposition of Assets from an element of Other Income Expense to an element of Operating Income in order to be consistent with presentation in the 2004 fiscal year.

Note 24. Subsequent Events:

On May 20, 2004, the Company sold Loma Rica Ranch, a rice farm in Yuba County, California, which is included in Assets Held for Sale. The sale provided cash proceeds of approximately $599,000 and resulted in a gain of approximately $85,000.

WESTERN WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 7, 2004, the Company sold Cardozo Ranch, a former dairy farm in San Bernardino County, California, which is included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds of approximately $454,000 and resulted in a gain of approximately $2,000.

On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of approximately $279,000. Simultaneously, the Company borrowed $279,000 from the Series C Preferred Stock holders in order to fund the July 15, 2004 dividend. As of July 15, 2004, the balance of the Company’s notes payable to the Series C Preferred Stock holders was approximately $853,000, consisting of approximately $838,000 in principal, plus approximately $15,000 in accrued interest.

On July 15, 2004, the Board of Directors declared a semi-annual dividend on the Series F Preferred Stock at the semi-annual rate of 3%. The dividend was paid in additional shares and, accordingly, the Company issued 71.643 additional shares of Series F Preferred Stock in satisfaction of the dividend requirement.

On July 26, 2004, the Company sold Lewis Ranch, an unimproved 80-acre parcel of land in San Bernardino County California, to an unaffiliated purchaser for the purchase price of $250,000 for which the Company received $30,000 in cash and a long-term amortizing purchase note in the amount of $220,000. The property, with a book value of $101,015 is included in Assets Held for Sale as of March 31, 2004, and the transaction is being recorded as an installment sale.

On August 24, 2004, Empire Insurance Company, a holder of $3 million of the Company’s 9% Convertible Subordinated Debentures, due September 30, 2005 filed suit against the Company, its directors and some of the holders of Series C Convertible Redeemable Preferred Stock in the Court of Chancery for the State of Delaware. The complaint challenges the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions (see Notes 2 and 14). The complaint seeks equitable relief including rescission of the dividend, voidance of the loan with which the dividend was funded, cancellation of the security for the loan, injunction against the declaration of future dividends in favor of the Series C Preferred Stock and other unspecified damages. The Company believes that the outcome of the litigation is unlikely to have a material effect on the Company’s financial position, except for the cost of responding to and defending against the allegations in the complaint.