Form 10-Q
period 2004-09-30
WESTERN WATER CO
filed 2004-11-12
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of November 5, 2004, there were 8,069,012 shares of registrant’s common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

YES [ ]	NO [X]

WESTERN WATER COMPANY AND SUBSIDIARIES

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30 and March 31, 2004
(Unaudited)

	2004
	June 30,	March 31,
Assets
Current assets:
Cash and cash equivalents	$1,614,116	$1,416,645
Accounts receivable	57,971	50,369
Current portion of notes receivable	113,105	9,434
Assets held for sale	658,165	1,623,851
Other current assets	185,423	77,191

Total Current Assets	2,628,780	3,177,490
Notes receivable, less current portion	277,188	152,889
Land	1,503,517	1,503,517
Water rights	11,045,146	11,045,848
Other water assets	658,686	661,261
Deferred debt costs, net of accumulated amortization	52,616	64,668
Property and equipment, net of accumulated depreciation	240,169	254,645

	$16,406,102	$16,860,318

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$36,645	$32,729
Accrued expenses and other liabilities	398,519	210,128
Deferred revenue on water contract	824,120	824,120
Current maturities of long-term debt	—	—

Total Current Liabilities	1,259,284	1,066,977
Long-term debt, less current maturities	572,022	558,857
9% Convertible subordinated debentures	8,317,778	8,317,778

Total Liabilities	10,149,083	9,943,612

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at June 30 and March 31, 2004	7,588,942	7,581,810

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,388.105 shares issued and outstanding (aggregate liquidation preference of $2,388,000) at June 30 and March 31, 2004	790,034	751,913

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at June 30 and March 31, 2004	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Accumulated deficit	(25,242,613)	(24,537,673)
Treasury stock, at cost, 341,200 shares at June 30, and March 31, 2004	(1,374,870)	(1,374,870)

Total Stockholders’ Equity (Deficit)	(2,121,957)	(1,417,017)

	$16,406,102	$16,860,318

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Revenue	$60,630	$428,072
Cost of revenue	7,797	234,005

Gross profit	52,833	194,067
General and administrative expenses	(594,535)	(724,370)
Gain on sale of assets	88,279	73,049

Operating loss	(453,423)	(457,254)

Other income (expenses):
Interest income	5,343	3,167
Interest expense	(219,236)	(190,009)
Other, net	10,830	(110,242)

	(203,063)	(297,084)

Loss before income taxes	(656,486)	(754,338)
Income Taxes	3,200	4,800

Net loss	(659,686)	(759,138)
Accretion of preferred stock to redemption value	(45,254)	(36,836)
Preferred stock dividends	—	(279,428)

Net loss applicable to common stockholders	$(704,940)	$(1,075,402)

Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.13)

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(659,686)	$(759,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	27,228	255,294
Gain on sale of assets	(88,279)	(73,049)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(7,602)	(3,864)
Other current assets	(108,232)	(134,180)
Other assets and other water assets	2,575	24,328
Increase (decrease) in liabilities:
Accounts payable	3,916	(60,011)
Accrued expenses and other liabilities	188,391	310,796
Interest accrued on long-term debt	13,165	—

Net cash used in operating activities	(628,524)	(439,824)

Cash Flows from Investing Activities:
Issuance of note receivable	(227,970)	—
Principal payments received on notes receivable	—	934
Proceeds from sale of assets, net of selling costs	1,053,965	716,981
Prepayment of leasing costs	—	(296)
Purchase of property and equipment	—	(196,709)
Additions to water rights	—	(1,931)

Net cash provided by investing activities	825,995	518,979

Cash Flows from Financing Activities:
Preferred stock dividends	—	(279,428)
Principal payments on long-term debt	—	(25,858)

Net cash used in financing activities	—	(305,286)

Net increase (decrease) in cash and cash equivalents	197,471	(226,131)
Cash and cash equivalents, beginning of period	1,416,645	1,144,292

Cash and cash equivalents, end of period	$1,614,116	$918,161

See accompanying notes to consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the consolidated balance sheets of Western Water Company and subsidiaries (the “Company”) as of June 30, and March 31, 2004, and the consolidated statements of operations and statements of cash flows for the three months ended June 30, 2004, and 2003. The results of the three months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

     The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis, and financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004.

Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding common stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option when granted. Such deferred compensation is expensed over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting which requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. No compensation expense related to stock options was recorded during the three months ended June 30, 2004 and 2003.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below.

	Three months ended June 30:
	2004	2003
Net loss applicable to common stockholders:
As reported	$(704,940)	$(1,075,402)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,214)	(33,079)

Pro forma	$(715,154)	$(1,108,481)

Basic and diluted income (loss) per common share:
As reported	$(0.09)	$(0.13)

Pro forma	$(0.09)	$(0.14)

Recently Issued Accounting Pronouncements

     On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003 for existing financial instruments, all of which were entered into prior to June 30, 2003. The Company has concluded that the adoption of SFAS No. 150 did not have a material impact on its consolidated financial statements.

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s consolidated financial statements. However, it appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company.

Net Income (Loss) Per Share

     The weighted average shares used for basic and diluted net loss per share were 8,069,012 shares for the three months ended June 30, 2004 and 2003.

     Stock options to purchase 1,322,334 shares of common stock at exercise prices ranging from $0.10 — $0.86 and 1,769,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the three months ended in June 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

     Convertible Subordinated Debentures (the “Subordinated Debentures”), the Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) and the Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) convertible into 524,450, 463,779 and 426,447 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three months ended June 30, 2004, as their effect would have been anti-dilutive.

     Subordinated Debentures, Series C Preferred Stock and Series F Preferred Stock convertible into 524,450, 463,779 and 401,968 shares of common stock, respectively at conversion prices of $15.86, $16.62 and $5.60 per share, respectively, were not included in the computation of diluted net loss per share for the three months ended June 30, 2003, as their effect would have been anti-dilutive.

Segment reporting

Three months ended June 30:	2004	2003
Segment revenue:
California	$46,921		$426,486
Colorado	13,709		1,586

	$60,630		$428,072

Net income (loss):
California	$135,200		$161,749
Colorado	(102,104)		(51,146)
Non-segment	(692,782)		(869,741)

	$(659,686)		$(759,138)

Interest income:
California	$1,735	$
Colorado	451		—
Non-segment	3,157		3,167

	$5,343		$3,167

Interest expense:
California	$(12)		—
Colorado	—		—
Non-segment	(219,224)		$(190,009)

	$(219,236)		$(190,009)

Depreciation, depletion and amortization expense:
California	$(26,529)		$(233,957)
Colorado	(699)		(48)
Non-segment	—		(21,289)

	$(27,228)		$(255,294)

As of March 31, and		March 31,
June 30, 2004	June 30, 2004	2004
Assets:
California	$1,660,485	$2,632,776
Colorado	12,260,898	12,252,069
Non-segment	2,484,719	1,975,473

	$16,406,102	$16,860,318

     For the three months ended June 30, 2003, the Company recognized revenue of $321,000 from sales of water to the City of Inglewood (“Inglewood”). Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the three months ended June 30, 2004. No other customer accounted for more than 10% of the Company’s revenue during the three months ended June 30, 2003. For the three months ended June 30, 2004, the Company recognized revenue of $44,260 related to consulting services performed on behalf of an unaffiliated third party. No other customer accounted for more than 10% of the Company’s revenue during the three months ended June 30, 2004. The Company’s consulting services were substantially completed subsequent to June 30, 2004, and such services are not expected to generate significant revenue in future periods.

     The segment results are determined based on the Company’s management accounting process, which assigns balance sheet and operations statement items to each operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to accounting principles generally accepted in the United States of America. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

     The non-segment amount under income (loss) includes the effect of general and administrative expenses. The non-segment amount under depreciation, depletion and amortization includes depreciation of the non-segment equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets. Non-segment interest income is earned from the investment of cash and cash equivalent balances which are available for all of the operating purposes of the Company. Non-segment interest expense was incurred primarily upon the Subordinated Debentures, during 2004 and 2003, and upon Long-term debt, in 2004, which are obligations of the Company and not directly associated with specifically identified operating segments.

Reclassification

     The classification of Gain on Sale of Assets in 2003 has been reclassified in order to conform with the presentation in the current year, in conformity with SFAS No. 144.

Note 2. Going Concern:

     The Company has been and continues to be unable to generate sufficient cash from operations to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from its consulting activities, the sale of assets, and short-term, asset-secured loans. There is substantial doubt about the Company’s ability to generate additional cash from asset sales and loans to fund its operations through June 30, 2005, and beyond or to meet other financial obligations following the expenditure of its current cash balance.

     The Company is dependent upon the orderly and timely sales of its California assets to provide a portion of the cash necessary to fund the Company’s operations for the twelve months ending June 30, 2005. However, there can be no assurance regarding the Company’s ability to sell its California assets at fair value in a timely manner in order to fund operations.

     The Company’s water resources in Colorado consist of the Cherry Creek Project (the “Project”), which is the largest asset on the Company’s consolidated balance sheet. While management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Project is uncertain (based, in part, on the denial by the Colorado Office of the State Engineer of the Company’s application for approval of a substitute water supply plan which proposed plan included elements designed to assure the Project’s current and prospective customers of reliable water deliveries from the Project). Management believes that the fair value of the Project, if and when fully developed or sold, will exceed the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and disposition of the Project. However, the Company can provide no assurance regarding its ability to monetize the value of the Project, or that any revenue generated from the Project will occur in a timely manner to fund the Company’s operations and financial obligations. Moreover, the Company will be required to incur additional expenses to develop the Project in order to position it to be monetized. The Company can provide no assurances that the Company will have the necessary funds to do so.

     The Company plans to fund its foreseeable working capital needs from existing cash, from on-going operating income, from net proceeds of the anticipated sale of certain existing assets, from the sale of Cherry Creek Project water delivery contract units, and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or that the Company will be able to raise additional funds on commercially reasonable terms when and if needed to sustain its operations, including Cherry Creek Project development activities. The inability of the Company to sell its assets as planned or raise additional funds on commercially reasonable terms when and if needed could impair the Company’s ability to operate as a going concern. Additionally, the Company’s outstanding Subordinated Debentures mature in September 2005 and the Series C Preferred Stock and Series F Preferred Stock are subject to mandatory redemption beginning in Fiscal 2006 and Fiscal 2010, respectively.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K. Consistent with the fiscal 2004 consolidated financial statements, the accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Water Rights

     Water rights consist of various water interests acquired directly or through the acquisition of land and are stated at cost. Water rights held at June 30 and March 31, 2004, consisted of the following.

	June 30,	March 31,
	2004	2004
Colorado	$10,753,504	$10,754,206
California	291,642	291,642

	$11,045,146	$11,045,848

Note 4. 9% Convertible Subordinated Debentures:

     On September 22, 1995 the Company issued $15,000,000 of the Subordinated Debentures, due in September 2005. The Subordinated Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable semi-annually on September 30 and March 31.

     The Subordinated Debentures are convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Subordinated Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the common stock was 150% of the conversion price for the 20 preceding trading days. Based upon the market value of the Company’s common stock and the Company’s financial and operating condition at June 30, 2004, the Company does not expect to gain the right to redeem the Subordinated Debentures prior to maturity.

Note 5. Sale of Assets:

     On May 20, 2004, the Company sold Loma Rica Ranch, a rice farm in Yuba County, California, which was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately $599,000 and resulted in a gain of approximately $85,000.

     On June 7, 2004, the Company sold Cardozo Ranch, a former dairy farm in San Bernardino County, California, which was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately

$454,000 and resulted in a gain of approximately $3,000.

Note 6. Assets Held for Sale

     At June 30, 2004, the Company’s West Basin water rights and remaining land holdings in San Bernardino County, with a combined carrying value of $658,165, were classified as Assets Held for Sale. Subsequent to June 30, 2004, the Company entered into an installment sales agreement for the sale of Lewis Ranch, as described in Note 9. Management is actively marketing the West Basin water rights as Assets Held for Sale.

Note 7. Income Taxes:

     Management does not expect the Company to have federal taxable income for the fiscal year ending March 31, 2005. In addition, the Company considers its net operating loss carryforward unlikely to be realized as of June 30, 2004, and a valuation reserve has been established for the entire balance of the Company’s net operating loss carryforward. Accordingly, the Company has not recorded a federal income tax provision but has recorded a provision for the minimum annual state income taxes during the three months ended June 30, 2004.

Note 8. Supplemental Cash Flow Information:

Three months ended June 30:	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	—	$13,927
Cash paid during the period for income taxes	$3,200	4,800
Supplemental disclosure of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	45,254	36,836

Note 9. Subsequent Events:

     On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of approximately $279,000. Simultaneously, the Company borrowed the same amount from the Series C Preferred Stock holders in order to fund the July 15, 2004 dividend. As of July 15, 2004, the balance of the Company’s notes payable to the Series C Preferred Stock holders was approximately $853,000, consisting of approximately $838,000 in principal, plus approximately $15,000 in accrued interest.

     On July 15, 2004, the Board of Directors declared a semi-annual dividend on the Series F Preferred Stock at the semi-annual rate of 3%. The dividend was paid in additional shares and, accordingly, the Company issued 71.643 additional shares of Series F Preferred Stock in satisfaction of the dividend requirement.

     On July 26, 2004, the Company sold Lewis Ranch, an unimproved 80-acre parcel of land in San Bernardino County, California, to an unaffiliated purchaser for the purchase price of $250,000 for which the Company received $30,000 in cash and a long-term amortizing purchase note in the amount of $220,000. The property, with a book value of $101,015, was included in Assets Held for Sale as of June 30, 2004, and the transaction has been recorded as an installment sale.

     On August 24, 2004, Empire Insurance Company, a holder of $3 million of the Company’s Subordinated Debentures, due September 30, 2005 filed suit in Delaware court against the Company, its directors and the holders of Series C Preferred Stock. The complaint challenges the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions. The complaint seeks equitable relief including rescission of the dividend, voidance of the loan with which the dividend was funded, cancellation of the security for the loan, injunction against the declaration of future dividends in favor of the Series C Preferred Stock and other unspecified damages. The Company believes that the outcome of the litigation is unlikely to have a material effect on the Company’s financial position, except for the cost of responding to and defending against the allegations in the complaint. The time for answering the complaint has been extended in light of on-going settlement discussions among the parties to the suit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof based on information currently available to management. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

Critical Accounting Policy

     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements. The Company’s management is also required to make certain judgments that affect the reported amounts of revenues and expense during the reporting periods. The Company bases its estimates on past experience and various other assumptions that it believes to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     The Company has identified its accounting policy relating to the assessment of potential impairment of the carrying value of its water rights as the Company’s most critical accounting policy. Under this policy, the Company’s water rights are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the carrying value of any of its water rights triggers a two-step analysis pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board. Under this two-step analysis, the second step requires the reduction of the carrying value of the water rights to their fair value in the event that under step one the total of the undiscounted cash flows the Company estimates the water rights will generate is less than their carrying value. Such reduction in carrying value would be recorded as an expense in the Company’s statement of operations during the period in which such an impairment might occur.

     The critical estimates of future cash flows made by the Company in assessing whether there is an impairment of the carrying value of its water rights are based upon management’s assessment of a variety of factors. In the past, when considered necessary, management obtained third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, which comprises the Company’s water interests in Colorado and is the largest single asset on its consolidated balance sheet, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, with various third-party valuations performed for the Company in the context of a condemnation case concluded in 2003, actual sales of water derived from the Cherry Creek Project to unaffiliated third parties, and current negotiations for the sale of water delivery contract units associated with the Cherry Creek Project.

     Because there is no quoted market for water rights, valuation of such rights is inherently subjective and uncertain. The value of water rights varies, sometimes dramatically, based on, among other factors:

•	regional weather conditions (which affect short-term supply);

•	significant increases/decreases in regional demand;

•	perceived regulatory certainty/uncertainty;

•	the perceived value and defensibility of title;

•	changes in patterns of local use (for example, from agricultural to urban uses);

•	the availability and cost of treatment, storage, conveyance and distribution;

•	the cost of power (consumed in the production and management of water);

•	the perceived value of reserve or redundant supplies for urban uses;

•	decisions in court cases which impact water rights generally, types of water rights specifically, or a specific water right;

•	changes in political, regulatory, and environmental requirements; and,

•	the availability of financial resources to urban water purveyors (consumers).

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

Overview

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

     Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets. In the quarter ended June 30, 2004, the Company continued its efforts to carefully restrict expenditures to those that are essential for the management and development of the Company’s assets or the continuation of its operations.

Liquidity and Capital Resources

     During fiscal year 2004 and the first three months of fiscal 2005, the Company operated at a net loss of $(2,428,000) and $(660,000), respectively, and generated an increase in cash and cash equivalents of $272,000 and $197,000, respectively, primarily by selling certain of its real estate assets in California. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company’s current strategy is to fund its current level of operations through the orderly sale of assets, primarily in California, until the Company can realize the full value of its Cherry Creek Project. The Company has monetized many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash flow or sales proceeds in the future.

     Moreover, the Company’s ability to develop and market the Cherry Creek Project, through the sale of water delivery contract units, the sale of the entire project, or the creation of a joint venture to develop the project to a higher long-term value, is uncertain after its application for approval of a substitute water supply plan was unexpectedly denied by the Colorado Office of the State Engineer in April 2004. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to sell the water delivery contract units associated with the Cherry Creek Project. The Company can provide no assurance that its new application for approval of a substitute water supply plan (filed on September 22, 2004) includes revised terms and conditions acceptable to the Colorado Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project, if approved. Further, the Company cannot predict (i) whether the new substitute water supply plan application will be approved or (ii) the period of time required for the Colorado Office of the State Engineer to review the new application and make a decision thereon. As a result, the Company can provide no assurance that it will succeed in realizing any meaningful value from the Cherry Creek Project, particularly in light of the Company’s dwindling financial resources.

     As of June 30, 2004, the Company had cash and cash equivalents of $1,614,000. Based on its current estimates, unless the Company is able to consummate sales of the water delivery contract units associated with the Cherry Creek Project prior to approximately August 2005, or otherwise generates additional cash, the Company will not be financially able to sustain business operations thereafter. In light of the uncertainties associated with the Company’s ability to continue as a going concern, the

Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm in the Company’s Annual Report on Form 10-K.

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

     In order to preserve its liquidity, the Company had not declared the dividend due in July 2003. In early January 2004, and in the course of considering the declaration and payment of scheduled dividends on the Series C Preferred Stock, the Company conducted a thorough review of its financial position, legal and contractual obligations (including those to investors in the Company), business environment, and staffing. The review took into consideration the projected cost of operating the Company during the period necessary to monetize its assets and the inherent uncertainty related to the timing of and net proceeds that could be achieved in an orderly process of developing and/or selling such assets. The review also considered the substantial uncertainty with respect to whether orderly development and disposition of the Company’s assets would result in proceeds sufficient to meet the Company’s obligations as those obligations come due. As a result of that review, the Company reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders. Since that review, there have been no developments which change the foregoing conclusion.

     In light of that conclusion and in order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July 2003 and January 2004) on the Company’s Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. On March 1, 2004 Directors David A. Abel, Robert A. Baker, and Lee K. Harrington tendered their resignations from the Company’s Board of Directors. Also on March 1, 2004, Reginald M. Norris, Jr. was elected to serve the remainder of Mr. Abel’s term and Dennis J. Kenny was elected to serve the remainder of Mr. Baker’s term. Messrs. Norris and Kenny are nominees of the holders of the Series C Preferred Stock.

     On March 16, 2004, following the sale of Magnolia Ranch, and after a further review of the Company’s asset development program and cash flow forecasts, the Company determined that it had both the cash available and the statutory surplus required to support the declaration of a dividend on the Series C Preferred Stock. The Board of Directors subsequently declared and paid a dividend to the holders of Series C Preferred Stock. The dividend that was declared on March 16, 2004, in the amount of approximately $559,000, represented the aggregate amount of the semi-annual dividends for July 15, 2003 and January 15, 2004. In connection with the declaration of the dividend, the Company and each of the holders of the Series C Preferred Stock entered into a Stockholder Loan and Security Agreement pursuant to which the holders of Series C Preferred Stock agreed to (i) lend to the Company the entire $559,000 proceeds of the dividend payment, and (ii) lend to the Company funds sufficient to pay any and all dividends that the Board of Directors of the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The $559,000 loan is evidenced by a Secured Promissory Note, and the holders of the Series C Preferred Stock and the Company agreed that any future loans would be evidenced by additional promissory notes that would be substantially identical to the Secured Promissory Note. The notes bear interest at the rate of eight percent (8%) per annum from their inception, compounded semi-annually on July 15 and January 15 and computed on a 360-day year of twelve 30-day months.

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

     On August 24, 2004, Empire Insurance Company, a holder of $3 million of the Company’s Subordinated Debentures, due September 30, 2005 filed suit in Delaware against the Company, its directors and the holders of Series C Preferred Stock. The complaint challenges the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions. The complaint seeks equitable relief including rescission of the dividend, voidance of the loan with which the dividend was funded, cancellation of the security for the loan, injunction against the declaration of future dividends in favor of the Series C Preferred Stock and other unspecified damages. The Company believes that the outcome of the litigation is unlikely to have a material effect on the Company’s financial position, except for the cost of responding to and defending against the allegations in the complaint. The time for answering the complaint has been extended in light of on-going settlement discussions among the parties to the suit.

Results of Operations

     The following is a summary of the Company’s results of operations for the three months ended June 30, 2004 and 2003.

CONSOLIDATED

	Three months ended June 30:
	2004	2003
Revenue	$61,000	$428,000
Loss before income taxes	(656,000)	(754,000)
Income taxes	(4,000)	(5,000)
Net loss	(660,000)	(759,000)
Accretion of preferred stock to redemption value	(45,000)	(37,000)
Preferred stock dividends	—	(279,000)
Net loss applicable to common stockholders	$(705,000)	$(1,075,000)
Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.13)

     Management does not expect that the Company will generate federal taxable income for the fiscal year ending March 31, 2005. Accordingly, during the three months ended June 30, 2004, the Company has not recorded a provision for federal income tax but has recorded a provision for the minimum annual state income taxes anticipated for the current fiscal year.

CALIFORNIA OPERATIONS

	Three months ended June 30:
	2004	2003
Revenue	$47,000	$426,000
Cost of revenue	—	234,000
Gross profit	47,000	192,000
Gain on sale of assets	88,000	73,000

     Revenues for the three month period ended June 30, 2004 consisted of revenues earned by the Company from consulting services provided on behalf of an unaffiliated third party. Revenue for the three month period ended June 30, 2003 included revenues from the sale of water and from water lease agreements with municipal water districts in California, and from consulting services. During the three months ended June 30, 2003, the Company recognized revenue of $321,000 from sales of water to the City of Inglewood. Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the three months ended June 30, 2004. Cost of revenue for the three-month period in 2003 includes the cost of water purchased for resale and amortization of other resource acquisition costs. Consulting services are periodically provided on a limited basis under negotiated fee-for-service contracts, when such services can be efficiently provided by employees of the Company consistently with their other regular duties and when the objectives of the client are compatible or consistent with the Company’s business objectives. Providing such consulting services is supplemental to the Company’s primary operations and is not a regular or recurring source of significant revenue to the Company. Accordingly, the cost of providing such periodic services is not material and is not specifically identified.

     The Company’s consulting services were substantially completed subsequent to June 30, 2004, and such services are not expected to generate significant revenue in future periods. The Company does not currently anticipate that its California operations will provide significant revenue in the foreseeable future.

     During the three months ended June 30, 2004, the Company recorded a combined gain of $88,000 on the sale of Loma Rica Ranch, a rice farm in Yuba County, California, and on the sale of Cardozo Ranch, a dairy farm in San Bernardino County, California. The combined sales of the Loma Rica and Cardozo Ranches provided proceeds of $1,054,000. During the three months ended June 30, 2003, the Company recorded a gain of $73,000 on the sale of its investment in the Bear Valley Mutual Water Company, for which the cash proceeds were $717,000.

COLORADO OPERATIONS

	Three months ended June 30:
	2004	2003
Revenue	$14,000	$6,000
Cost of revenue	8,000	—
Gross profit (loss)	6,000	2,000

     During the three-month periods ended June 30, 2004 and 2003, the Company delivered water produced from nontributary resources of the Cherry Creek Project. The Company delivered 37.4 acre-feet of water during the three months ended June 30, 2004 and 3.1 acre-feet of water during the three months ended June 30, 2003. Cost of revenue recorded in the three-month periods ended June 30, 2004, and 2003, includes the energy-related expenses for delivering water and the depletion expenses associated with the sale and delivery of water from the Cherry Creek Project.

     The Company’s ability to generate a significant level of revenue from its Colorado operations is dependent upon certain regulatory and administrative approvals, which are beyond the Company’s control, and its subsequent sale of water delivery contract units.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended June 30:
	2004	2003
General and administrative expense	$594,000	$724,000

     General and administrative expenses of $594,000 for the three months ended June 30, 2004 were $130,000 less than general and administrative expenses of $724,000 in the same quarter of 2003. The reduction in expenses is due primarily to lower compensation expense of approximately $108,000 resulting from the Company eliminating two executive and one staff positions between the periods. There was also a reduction in professional legal fees compared to those incurred during the 2003 period as a result of increased activity related to the Company’s consideration of potential transaction alternatives. General and administrative expense of $724,000 in the three months ended June 30, 2003 did not change significantly from the same period in the prior year.

     The Company anticipates that the current level of general administrative expenses may increase as the Company responds to the legal action filed by Empire Insurance Company (see Note 9 to the accompanying Notes to Condensed Consolidated Financial Statements) and as the Company responds to the increased reporting requirements resulting from passage of the Sarbanes-Oxley Act of 2002.

OTHER INFORMATION

	Three months ended June 30:
	2004	2003
Interest income	$5,000	$3,000
Interest expense	(219,000)	(190,000)
Other income (expense)	11,000	(110,000)

     Interest income is comprised of interest earned on the investment of the Company’s cash and equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 7% and 9.5% per annum. Interest income for the three months ended June 30, 2004 and 2003 reflect the respective levels of available cash for investment and the respective levels of interest rates earned on investments during the two periods.

     Interest expense is incurred primarily upon the Subordinated Debentures, during 2004 and 2003, and upon Long-term debt, which consists of the Secured Promissory Note to the Series C Stockholders, in 2004.

     Other income for the three months ended June 30, 2004 results primarily from the refund of property taxes partially offset by increases in expenses. The other expense for the comparable period in 2003 was primarily due to the accrual for property tax expense in the amount of $124,000 retroactively assessed by the County of San Bernardino in May 2003, relating to certain water rights which the Company sold in December 2002. This tax expense is not a recurring expense item.

Liquidity and Capital Resources

Liquidity

     As of June 30, 2004, the Company had cash and cash equivalents of $1,614,000. As of June 30, 2004, the Company had working capital and a current ratio of $1,369,000 and 2.09:1, respectively, as compared to working capital and a current ratio of $2,111,000 and 2.98:1, respectively, at March 31, 2004. During the three months ended June 30, 2004, the Company operated at a net loss of $(660,000) and generated an increase in cash and cash equivalents of $197,000 (primarily by selling certain of its assets). The net increase in cash and cash equivalents resulted from net cash uses of $(629,000) for operating activities, which was offset by net cash of $826,000 provided by investing activities. The principal uses of cash for operating purposes were general and administrative expenses, consisting mainly of compensation, professional fees relating to periodic reporting requirements, consulting fees for services provided to supplement the Company’s reduced staff, and insurance expenses. The net cash of $826,000 provided by investing activities was principally from the sale of certain of the Company’s properties in California.

     The Company faces acute pressure on its liquidity. During the three months ended June 30, 2004, the Company’s operating expenses have consumed cash while asset sales have replenished cash. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company is dependent on projected asset sales, which are not certain of completion, to replenish its cash and maintain operating liquidity until such time as the Company can derive meaningful returns from its Cherry Creek Project. However, (i) there is material uncertainty regarding the Company’s ability to negotiate and sell assets at fair value in a timely manner in order to fund operations; (ii) the Company has few assets left to sell; and (iii) while management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is uncertain in light of the Colorado Office of the State Engineer’s denial of the Company’s application for a substitute water supply plan.

     In light of recent property and planned sales and the uncertainties surrounding the planned sales of water delivery contract units, the Company has revised its cash forecast and operating plans. The Company has also further reduced its operating expenses in order to conserve cash. Based on its current forecast of operating expenses, further asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and the amount of its cash, the Company believes that it has sufficient capital resources to fund its operations until approximately August 2005. However, based on its current estimates, unless it is able to consummate sales of its water delivery contract units associated with the Cherry Creek Project before approximately August 2005, the Company will not have sufficient funds to continue its operations thereafter, particularly in light of the scheduled maturity of its Subordinated Debentures due on September 30, 2005 in the amount of approximately $8,318,000. Therefore, the Company is exploring other strategies for monetizing the Cherry Creek Project or for selling or refinancing the Company.

     In light of uncertainty as to whether the Company can meet its operating expenses and financial obligations once current cash balances are depleted, the Company’s previous independent registered public accounting firm concluded that there was substantial doubt that the Company can continue as a going concern as of March 31, 2004. As a result of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of the Company’s Annual Report on Form 10-K.

Capital Resources

     Although the Company has attempted to reduce its future commitments, as of June 30, 2004, the Company was still committed to pay interest on existing indebtedness and estimates it will expend substantial payments for operations through at least September 30, 2005, which is the current planning horizon to develop and monetize the Cherry Creek Project. The Company’s estimates of expenses and cash expenditures to support its operations through September 30, 2005 are based on the assumption that the Company will maintain current staffing levels, asset disposition strategies, and activities associated with the development of the Cherry Creek Project.

     The Company is currently obligated to make semi-annual interest payments of $375,000 on its Subordinated Debentures through their maturity, payment of $8,318,000 upon maturity of the Subordinated Debentures on September 30, 2005, and mandatory redemption payments on the Series C Preferred Stock in fiscal 2006 and 2007. If and when declared by the Company’s Board of Directors, holders of Series C Preferred Stock have the right to receive semi-annual dividend payments of $279,000 on January 15 and July 15 of each year until the mandatory redemption dates.

     The following table summarizes the Company’s committed disbursements for debt and preferred stock instruments outstanding as of June 30, 2004. The table assumes the declaration of Series C Preferred Stock dividends by the Company’s Board of Directors and provides an estimate of anticipated operating expenditures through September 30, 2005.

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter
Scheduled payments on existing outstanding indebtedness and preferred stock – as of June 30, 2004
Semi-annual interest payments on debentures	$749,000	$375,000	$—	$—	$—	$—
Principal redemption of debentures	—	8,318,000	—	—	—	—
Principal and interest repayment on Series C Loan (1)	—	572,000	—	—	—	—
Dividends on Series C Preferred Stock (1)	559,000	559,000	280,000	280,000	—	—
Dividends on Series F Preferred Stock (2)		—	—	—	—	—
Redemption of Series C Preferred Stock		—	3,854,000	3,854,000	—	—
Redemption of Series F Preferred Stock in FY2010 and FY 2011 (2)		—	—	—	—	3,306,000

Total – Scheduled payments on existing outstanding indebtedness and preferred stock	$1,308,000	9,824,000	$4,134,000	$4,134,000	—	3,306,000

Estimated expenditures for operations during the period through September 30, 2005 (3)	$2,404,000(3)	$635,000(3)	(3)	(3)	(3)	(3)

(1)	The Series C Preferred Stock holders have committed to lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. On July 15, 2004, the Company declared the semi-annual dividend of approximately $279,000 on the outstanding Series C Preferred Stock. Simultaneously, the Company borrowed the amount of the dividend from the Series C Preferred Stock holders. As a result, the balance of the Series C Loan (reflected in the table above at its June 30, 2004 balance of $572,000) in the table above became approximately $853,000 on July 15, 2004.

(2)	Dividends may be paid in additional shares of Series F Redeemable Preferred Stock, or in cash, at the Company’s option. Interim dividends and redemption value are illustrated assuming that dividends are paid in additional Series F Redeemable Preferred Stock, with the entire issue, including interim issuance of dividend shares, aggregating to $3,306,000, through maturity in 2010 and 2011.

(3)	The expenditures for operations in periods beyond September 30, 2005, are subject to an even greater range of variability and uncertainty from estimates shown for fiscal 2005. As a result, the Company is unable to estimate reasonably the likely amounts of payments for operations throughout fiscal 2006. In addition, the Company’s ability to continue operations or meet its obligations beyond approximately August 2005 is subject to substantial uncertainty because the Company’s plan to generate the cash required for such purposes is dependent upon the sale of water delivery contract units in the Cherry Creek Project.

Contractual Obligations

     The following table aggregates the Company’s material expected obligations and commitments as of June 30, 2004:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt and redemptions (1)	$19,904,000	$—	$12,744,000	$3,854,000	$3,306,000
Operating Lease Commitments (2)	455,000	73,000	179,000	68,000	135,000

Total Contractual Obligations	$20,346,000	$73,000	$12,910,000	$3,922,000	$3,441,000

(1)	Represents the following long-term debt commitments:

(a)	Principal redemption at maturity of the Subordinated Debentures due on September 30, 2005;

(b)	Note payable to Series C Preferred Stock holders due on maturity at August 31, 2005 (this loan balance increased to approximately $853,000 in July 2004, resulting from the Company’s borrowing from the holders of the Series C Preferred Stock approximately $279,000 to fund the dividend declared and paid on July 15, 2004;

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements, as such term is defined in rules enacted by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements Issued But Not Yet Adopted

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s consolidated financial statements. However, it appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company.

Risk Factors

     The ownership of the Company’s common stock involves numerous risks. The following discussion highlights some of the risks the Company faces and some of the risks related to the ownership of its common stock.

     The Company’s history of losses and failure to generate sufficient operating revenue to meet its operating expenses cause substantial doubt about the Company’s ability to continue operations, and the report of the Company’s previous independent registered public accounting firm with respect to the Company’s financial statements as of March 31, 2004, includes a “going concern” explanatory paragraph.

     The Company has incurred net losses of $(2,428,000), $(2,146,000), and $(3,280,000) during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In the three months ended June 30, 2004, the Company incurred additional net loss applicable to common stockholders of $(705,000). The Company does not generate sufficient operating revenues to meet its operating expenses. As of June 30, 2004, the Company had cash and cash equivalents of $1,614,000. The Company is currently obligated to make semi-annual interest payments of $375,000 on its Subordinated Debentures through their maturity on September 30, 2005, semi-annual dividend payments of $279,000 on its Series C Preferred Stock, payment of $8,318,000 upon maturity of the Subordinated Debentures, repayment of a secured loan with a balance as of July 15, 2004 of $853,000, plus all accrued and unpaid interest, on August 31, 2005, mandatory redemption payments on the Series C Preferred Stock in fiscal 2006 and 2007, and mandatory redemption payments on the Series F Preferred Stock in fiscal 2010 and 2011.

     Based on its current forecast of operating expenses and additional asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and its cash balances, the Company believes that it has sufficient capital resources to fund its operations until approximately August 2005, even if the Company is unable to sell Cherry Creek Project water delivery contract units within that period. The Company currently funds its operations through the sale of assets, primarily in California. The Company also has attempted to lower its operating expenses through staff reductions and other expense realignments. However, the Company has sold many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash or sales proceeds in the future. The Company can provide no assurance that it will, in fact, be able to sell its remaining assets or obtain interim financing sufficient to meet its costs of operations beyond the period that can be funded from its current cash.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm included as a part of the Company’s annual report on Form 10-K.

The Company’s ability to continue operations is dependent on its ability to generate meaningful revenue from the Cherry Creek Project, but there are many obstacles to the Company’s ability to realize value on this project.

     The Cherry Creek Project is the largest single asset remaining on the Company’s consolidated balance sheet. The Company is seeking to operate in order to have sufficient time and financial resources to properly develop and monetize the Cherry Creek Project. The timing and amount of revenue generated by the Cherry Creek Project will depend significantly on the development of its service area, on regulatory, judicial and administrative decisions, and on the financial capabilities and resource planning decisions of the project’s potential customers—all of which factors are beyond the Company’s control. The Company is not able to determine the timing of water sales. Given the Company’s current financial condition, it does not have the financial resources to devote to the establishment of incremental infrastructure necessary to support the sale of incremental water delivery contract units beyond those units that are already subject to non-binding letters of intent for purchase. Before the Company can consummate significant water deliveries from the Cherry Creek Project beyond the deliveries called for under the initial water delivery contract units already proposed, the Company, its prospective customers or a prospective joint venture partner will have to build additional infrastructure to fully develop the project. The need for such additional infrastructure adversely affects the Company’s ability to sell water from the Cherry Creek Project and the prices at which the Company can make such sales.

     Moreover, during the quarter ended June 30, 2004, the Company’s application for a substitute water supply plan to effect reliable, all-season deliveries from the Cherry Creek Project to downstream customers was denied by the Colorado Office of the State Engineer. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to generate meaningful revenue from the project. Although the Company is pursuing a judicial appeal from the denial of its application, the setback represented by the denial from the Office of the State Engineer will further delay monetization of the Cherry Creek Project. The Company cannot predict the outcome of the appeal or when a decision will be forthcoming from the Water Court. On September 22, 2004, the Company filed a new substitute water supply plan application with limiting terms and conditions aimed at gaining approval. However, the Company can give no assurance that the new application includes revised terms and conditions acceptable to the Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project. As a result, the Company cannot guarantee that the Cherry Creek Project will generate meaningful revenue in time to meet the Company’s financial obligations or to sustain the Company’s operations beyond approximately August 2005.

     The Company cannot provide any assurance that further development of the Cherry Creek Project will occur, or that water sales will occur on acceptable terms or in the amounts or time required to support continued operations or payment of the Company’s financial obligations as they come due. Based on the Company’s current estimates, unless it is able to generate meaningful revenue from the Cherry Creek Project before approximately August 2005, the Company will not have sufficient funds to continue to operate.

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

     The Company is not currently generating revenue from operations of its remaining California assets and does not anticipate being able to generate revenue from developing them. The Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to customers in California. The Company has also faced significant competition in arranging water transfers from governmental agencies. This competition is significant because these agencies also control, influence and/or price access to publicly-owned conveyance, storage and distribution facilities necessary to carry out California water transfers. As an example, during the year ended March 31, 2004, these entities announced that they plan to allocate virtually all water conveyance capacity across the Sacramento/San Joaquin River Delta and virtually all water storage above the Delta among themselves. The implementation of the plan would severely limit the potential purchasers of water arising from resources owned by the Company and located in areas north of the Delta (including Yuba County). As a result of these developments, the Company has suspended attempts to arrange water transfers in California and has decided to sell many of its California assets.

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

     As of June 30, 2004, the Company had approximately $8.9 million of debt, consisting of (i) $8,318,000 in principal amount of Subordinated Debentures which carry an interest rate of 9% per annum, payable semi-annually, and which mature on September 30, 2005, and (ii) $559,000 (plus interest accrued from March 16, 2004 at 8% per annum) payable to holders of its Series C Preferred Stock at maturity on August 31, 2005. Based on additional borrowing to fund a dividend payment on July 15, 2004, the balance of such loan increased to $853,000. The loan from the Series C Preferred Stock holders is evidenced by a note secured by a deed of trust on the Cherry Creek Project. This level of indebtedness may adversely affect the Company’s stockholders by:

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

The Company’s ability to develop and monetize the Cherry Creek Project could be limited, in some circumstances, by the fact that it is pledged as security for the loan from the Series C Preferred Stock holders. Furthermore, covenants contained in the Subordinated Debentures require the Company to fulfill various obligations, including using its best efforts to file its reports under the Securities Exchange Act of 1934, as amended, on a timely basis. While management of the Company believes that it continues to exercise its best efforts in meeting these obligations, the Company’s annual report on Form 10-K for the year ended March 31, 2004, was filed late as a result of additional information requested by the Company’s previous independent registered public accounting firm. The Company was not able to satisfy the request without incurring unreasonable effort and expense and, as a result, the Form 10-K was not filed until October 2004. Given the Company’s limited management time and financial resources, the effort required to satisfy unanticipated requests of this type necessarily diverts management time from efforts to monetize assets of the Company and detracts from the Company’s flexibility in planning for, and reacting to, changes in its business.

As a result of the delay in filing the Company’s Form 10-K and as a result of the Company’s change of registered independent public accounting firm on October 15, 2004, this quarterly report is also being filed late. The Company also anticipates that its report for the quarter ended September 30, 2004 will be filed late.

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

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increased auditor independence, and the imposition of tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and Nasdaq have adopted rules in furtherance of the Sarbanes-Oxley Act. This act and the related new rules and regulations have increased the complexity and cost of the Company’s corporate governance and the time the Company’s executive officer spends on such issues, and may increase the risk of personal liability for the Company’s directors and executive officer. As a result, it has become more difficult for the Company to attract and retain board members and executive officers involved in the corporate governance process. In addition, the Company has experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent registered public accounting firm fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Prior to December 31, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of December 31, 2003, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The only remaining debt consists of the convertible Subordinated Debentures which bear interest at 9% per annum and a loan with a balance as of June 30, 2004 of $572,000 bearing interest at 8% per annum compounding semi-annually. The principal balance of the debentures of $8,318,000 as of June 30, 2004, matures on September 30, 2005.

Fiscal years ending March 31:	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate Debentures	—	$8,318,000	—	—	—	—	$8,318,000
Fixed rate Note from Series C Stockholders	—	$572,000	—	—	—	—	$572,000
Weighted Average interest rate	—	8.8%	—	—	—	—	8.8%

     The carrying amount of the Subordinated Debentures is based upon the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. Over the past three fiscal years the Company has repurchased Subordinated Debentures in a series of unrelated voluntary transactions between the Company and the individual Subordinated Debenture holders at 55 cents per dollar of the face amount. At the times consummated, each of these repurchase transactions represented the fair value of the Subordinated Debentures. During the fiscal year ended March 31, 2003, the Company repurchased Subordinated Debentures at the price of 55 cents per dollar, which is management’s best estimate of fair value. There were no repurchases during the three months ended June 30, 2004. Because there is no quoted market for the Subordinated Debentures, estimating fair value is uncertain. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its Subordinated Debentures at prices which, in aggregate, represent 36% of the face value of the Subordinated Debentures so purchased.

     The carrying amount of the loan from the Series C Preferred Stock holders is a reasonable estimate of fair value based on management’s belief that the terms of the debt reflect terms that are at least as attractive as terms currently available to the Company in the capital markets, assuming the Company could actually arrange such debt in its current circumstances.

Item 4. Controls and Procedures

     The Company currently has seven employees, and conducts only limited financial transactions. The positions of Chief Executive Officer, President and Chief Financial Officer are currently all held by the same person. As of June 30, 2004, the Company’s President, Chief Executive Officer, and Chief Financial Officer evaluated the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s President, Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company required to be disclosed is included in the reports that the Company files with the Securities and Exchange Commission.

     There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 5. Other Information

Annual Meeting of Stockholders.

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

     (b) Reports on Form 8-K:

             Form 8-K, April 4, 2004

                       Item 5. Other Events and Regulation FD Disclosure.

             Form 8-K, June 14, 2004

                       Item 5. Other Events and Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

	WESTERN	WATER COMPANY

Date: November 12, 2004	By:	/s/ Michael Patrick George
Michael Patrick George
President, Chief Executive
Officer, and Chief Financial Officer