Form 10-Q
period 2004-09-30
WESTERN WATER CO
filed 2004-12-16
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES ☑                    NO ☐

As of December 16, 2004, there were 8,069,012 shares of registrant’s common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☐                    NO ☑

WESTERN WATER COMPANY AND SUBSIDIARIES
INDEX
PART I — FINANCIAL INFORMATION

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
September 30 and March 31, 2004

	2004
	September 30,	March 31,
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	1,043,694	1,416,645
Accounts receivable	18,357	50,369
Current portion of notes receivable	110,268	9,434
Assets held for sale	557,150	1,623,851
Other current assets	112,456	77,191

Total Current Assets	1,841,925	3,177,490
Notes receivable, less current portion	243,537	152,889
Land	1,503,517	1,503,517
Water rights	11,044,737	11,045,848
Other water assets	658,686	661,261
Deferred debt costs, net of accumulated amortization	40,563	64,668
Property and equipment, net of accumulated depreciation	227,013	254,645

	$15,559,978	$16,860,318

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	287,964	242,857
Deferred revenue on water contract	824,120	824,120

Total Current Liabilities	1,112,084	1,066,977
Deferred gain on sale of asset	130,985	—
Long-term debt, less current maturities	867,443	558,857
9% Convertible subordinated debentures	8,317,778	8,317,778

Total Liabilities	10,428,289	9,943,612

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at September 30 and March 31, 2004	7,596,075	7,581,810

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,459.749 and 2,388.105 shares issued and outstanding (aggregate liquidation preference of $2,459,749 and $2,388,105), respectively, at September 30 and March 31, 2004	844,027	751,913

Stockholders’ deficit:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at September 30 and March 31, 2004	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Accumulated deficit	(26,429,069)	(24,537,673)
Treasury stock, at cost, 341,200 shares at September 30, and March 31, 2004	(1,374,870)	(1,374,870)

Total Stockholders’ Deficit	(3,308,413)	(1,417,017)

	$15,559,978	$16,860,318

See accompanying notes to condensed consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
Three and six months ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	$31,652	$367,183	$92,282	$802,966
Cost of revenue	3,763	234,730	11,560	468,734

Gross Profit	27,889	132,453	80,722	334,232
General and administrative expenses	(678,832)	(849,914)	(1,273,367)	(1,600,607)
Gain on sale of assets	14,346	405,866	102,625	478,915

Operating Loss	(636,597)	(311,595)	(1,090,020)	(787,460)

Other Income (Expenses):
Interest income	7,393	3,621	12,736	6,788
Interest expense	(203,010)	(189,375)	(422,246)	(379,384)
Other, net	(13,700)	(28,857)	(2,870)	(120,488)

	(209,317)	(214,611)	(412,380)	(493,084)

Loss before Income Taxes	(845,914)	(526,206)	(1,502,400)	(1,280,544)
Provision for Income Taxes	—	—	3,200	4,800

Net Loss	(845,914)	(526,206)	(1,505,600)	(1,285,344)
Accretion of preferred stock to redemption value	(48,087)	(39,607)	(93,342)	(76,443)
Preferred stock dividends	(292,454)	(12,291)	(292,454)	(291,719)

Net Loss Applicable to Common Stockholders	$(1,186,455)	$(578,104)	$(1,891,396)	$(1,653,506)

Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$(0.07)	$(0.23)	$(0.20)

See accompanying notes to condensed consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Six months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,505,600)	$(1,285,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	52,846	517,798
Gain on sale of assets	(102,625)	(478,915)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	32,012	(9,359)
Other current assets	(35,265)	(98,118)
Other assets and other water assets	2,575	24,328
Increase in liabilities:
Accounts payable and accrued liabilities	43,737	182,829
Interest accrued on long-term debt	30,540	—

Net cash used in operating activities	(1,481,780)	(1,146,781)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	258,518	2,304
Proceeds from sale of assets, net of selling costs	850,311	716,981
Prepayment of leasing costs	—	(296)
Purchase of property and equipment	—	(196,869)
Additions to land and improvements	—	(2,875)
Additions to water rights	—	(1,931)

Net cash provided by investing activities	1,108,829	517,314

Cash Flows from Financing Activities:
Preferred stock dividends	(279,415)	(279,428)
Proceeds from loan by stockholders of Series C Preferred Stock	279,415	—
Principal payments on long-term debt	—	(25,858)

Net cash used in financing activities	—	(305,286)

Net decrease in cash and cash equivalents	(372,951)	(934,753)
Cash and cash equivalents, beginning of period	1,416,645	1,144,292

Cash and cash equivalents, end of period	$1,043,694	$209,539

See accompanying notes to condensed consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the condensed consolidated balance sheets of Western Water Company and subsidiaries (the “Company”) as of September 30, and March 31, 2004, and the condensed consolidated statements of operations for the three and six months ended September 30, 2004 and 2003, and condensed consolidated statements of cash flows for the six months ended September 30, 2004, and 2003. The results of the three and six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest

     The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004.

Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding common stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option when granted. Such deferred compensation is expensed over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting that requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. No compensation expense related to stock options was recorded during the three and six months ended September 30, 2004 and 2003.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below.

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(1,186,455)	$(578,104)	$(1,891,396)	$(1,653,506)
Deduct — Total stock-based employee compensation expense determined under fair value based method for all awards	(10,214)	(33,079)	(20,428)	(66,108)
Pro Forma	(1,196,669)	(611,183)	(1,911,824)	(1,719,614)
Basic and diluted loss per common share:
As reported	$(0.15)	$(0.07)	$(0.23)	$(0.20)
Pro forma	$(0.15)	$(0.08)	$(0.24)	$(0.21)

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

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95” that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s consolidated financial statements. However, it appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company.

Net Loss Per Share

     The weighted average shares used for basic and diluted net loss per share were 8,069,012 shares for the three and six months ended September 30, 2004 and 2003.

     Stock options to purchase 1,322,334 shares of common stock at exercise prices ranging from $0.10 — $0.86 and 1,769,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the three and six months ended in September 30, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

     Convertible Subordinated Debentures, due September 30, 2005 (the “Subordinated Debentures”) and the Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) convertible into 524,450 and 463,779 shares of common stock, respectively, at conversion prices of $15.86 and $16.62 per share, respectively, were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2004, as their effect would have been anti-dilutive. Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) convertible into 437,294 and 431,900 shares of common stock at the conversion price of $5.60 per share were not included in the computation of net loss per share for the three and six months ended September 30, 2004, respectively, as their effect would have been anti-dilutive.

     Subordinated Debentures and Series C Preferred Stock convertible into 524,450 and 463,779 shares of common stock, respectively, at conversion prices of $15.86 and $16.62 per share, respectively, were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2003, as their effect would have been anti-dilutive. Series F Preferred Stock convertible into 414,027 shares of common stock at the conversion price of $5.60 per share were not included in the computation of net loss per share for the three and six months ended September 30, 2003, respectively, as their effect would have been anti-dilutive.

Segment reporting

	Six months ended September 30:
	2004	2003
Segment revenue:
California	$71,395	$780,696
Colorado	20,887	22,270

	$92,282	$802,966

Net income (loss):
California	174,018	767,208
Colorado	(212,131)	(186,604)
Non-segment	(1,467,487)	(1,865,988)

	$(1,505,600)	$(1,285,384)

Interest income:
California	4,035	—
Colorado	3,430	—
Non-segment	5,271	6,788

	$12,736	$6,788

Interest expense:
California	(12)	$(5,084)
Colorado	—	—
Non-segment	(422,234)	(374,300)

	$(422,246)	$(379,384)

Depreciation, depletion and amortization expense:
California	(656)	$(466,731)
Colorado	(1,809)	(1,184)
Non-segment	(50,381)	(49,883)

	$(52,846)	$(517,798)

	As of:
	September	March 31,
	30, 2004	2004
Assets:
California	$1,528,258	$2,632,776
Colorado	12,254,189	12,252,069
Non-segment	1,777,531	1,975,473

	$15,559,978	$16,860,318

     For the six months ended September 30, 2004, the Company recognized revenue of $61,251 related to consulting services performed on behalf of an unaffiliated third party. No other customers accounted for more than 10% of the Company’s revenue during the six months ended September 30, 2004. The Company’s consulting services were substantially completed subsequent to September 30, 2004, and such services are not expected to generate significant revenue in future periods. For the six months ended September 30, 2003, the Company recognized revenue of $641,000 from sales of water to the City of Inglewood (“Inglewood”). Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the six months ended September 30, 2004. No other customer accounted for more than 10% of the Company’s revenue during the six months ended September 30, 2003.

     The segment results are determined based on the Company’s management accounting process, that assigns balance sheet and operations statement items to each operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to accounting principles generally accepted in the United States of America. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

     The non-segment amount under net loss, above, includes the effect of general and administrative expenses. The non-segment amount under depreciation, depletion and amortization expense includes depreciation of the non-segment equipment, and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets. Non-segment interest income is earned from the investment of cash and cash equivalent balances that are available for all of the operating purposes of the Company. Non-segment interest expense was incurred primarily upon the Subordinated Debentures, during 2004 and 2003, and upon long-term debt that consisted of the secured promissory note to the Series C Preferred Stock holders, in 2004, that are obligations of the Company and not directly associated with specifically identified operating segments.

Reclassification

     The classification of Gain on Sale of Assets in 2003 has been reclassified in order to conform to the presentation in the current year, in conformity with SFAS No. 144.

Note 2. Going Concern:

     The Company has been and continues to be unable to generate sufficient cash from operations to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from its consulting activities, the sale of assets, and short-term, asset-secured loans. There is substantial doubt about the Company’s ability to generate additional cash from asset sales and loans to fund its operations through September 30, 2005, and beyond or to meet other financial obligations following the expenditure of its current cash balance.

     The Company is dependent upon the orderly and timely sales of its California assets to provide a portion of the cash necessary to fund the Company’s operations for the twelve months ending September 30, 2005. The Subordinated Debentures will mature within the next twelve months on September 30, 2005. The Company currently plans to meet its obligation to pay the Subordinated Debentures ($8,318,000) through the monetization of the Cherry Creek Project (as discussed in greater detail below). However, there can be no assurance regarding the Company’s ability to sell its remaining California assets at fair value in a timely manner in order to fund operations or to monetize the Cherry Creek Project for an amount or within the time necessary to pay the Subordinated Debentures.

     The Company’s water resources in Colorado consist of the Cherry Creek Project (the “Project”), which is the largest asset on the Company’s condensed consolidated balance sheet. While management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Project is uncertain (based, in part, on the denial by the Colorado Office of the State Engineer of the Company’s application for approval of a substitute water supply plan which proposed plan included elements designed to assure the Project’s current and prospective customers of reliable water deliveries from the Project). Management believes that the fair value of the Project, if and when fully developed or sold, will exceed the current carrying value of that asset on the Company’s balance sheet. Accordingly, the Company is attempting to marshal its assets in a manner that will provide the Company the working capital required to finance the orderly development and sale of the Project. However, the Company can provide no assurance regarding its ability to monetize the value of the Project, or that any revenue generated from the Project will occur in a timely manner to fund the Company’s operations and financial obligations. Moreover, the Company will be required to incur additional expenses to develop the Project in order to position it to be monetized. The Company can provide no assurances that the Company will have the necessary funds to do so.

     The Company plans to fund its foreseeable working capital needs from existing cash, from net proceeds of the anticipated sale of certain existing assets, from the sale of Cherry Creek Project water delivery contract units, and/or from the proceeds of asset-secured loans. No assurance can be given that the Company will be able to sell its assets as planned or that the Company will be able to raise additional funds on commercially reasonable terms when and if needed to sustain its operations, including Cherry Creek Project development activities. The inability of the Company to sell its assets as planned or raise additional funds on commercially reasonable terms when and if needed could impair the Company’s ability to operate as a going concern. Additionally, the Company’s outstanding Subordinated Debentures mature in September 2005 and the Series C Preferred Stock and Series F Preferred Stock are subject to mandatory redemption beginning in fiscal 2007 and fiscal 2010, respectively.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more details. Consistent with the fiscal 2004 consolidated financial statements, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Water Rights:

     Water rights consist of various water interests acquired directly or through the acquisition of land and are stated at cost. Water rights held at September 30 and March 31, 2004, consisted of the following.

	September 30, 2004	March 31, 2004
Colorado	$10,753,095	$10,754,206
California	291,642	291,642

Total	$11,044,737	$11,045,848

Note 4. 9% Convertible Subordinated Debentures:

     On September 22, 1995 the Company issued $15,000,000 of the Subordinated Debentures, due in September 2005. The Subordinated Debentures are unsecured and subordinate to all secured debt. Interest accrues at 9% per annum and is payable semi-annually on September 30 and March 31.

     The Subordinated Debentures are convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Subordinated Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the Company’s common stock was 150% of the conversion price for the 20 preceding trading days. Based upon the market value of the Company’s common stock and the Company’s financial and operating condition at September 30, 2004, the Company does not expect to gain the right to redeem the Subordinated Debentures prior to maturity.

Note 5. Sale of Assets:

     On May 20, 2004, the Company sold Loma Rica Ranch, a rice farm in Yuba County, California, that was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately $599,000 and resulted in a gain of approximately $85,000.

     On June 7, 2004, the Company sold Cardozo Ranch, a former dairy farm in San Bernardino County, California, that was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately $454,000, including payment of a $230,000 purchase money note receivable, and resulted in a gain of approximately $2,000.

     On July 26, 2004, the Company sold Lewis Ranch, an unimproved 80-acre parcel of land in San Bernardino County, California, to an unaffiliated purchaser for the purchase price of $250,000 for which the Company received $27,311 in cash net of selling costs and a long-term amortizing purchase note receivable in the amount of $220,000. The property, with a book value of $101,015, was included in Assets Held for Sale as of March 31, 2004, and the transaction has been recorded as an installment sale. The deferred gain of $130,985 resulting from this installment sale is reported as Deferred Gain on Sale of Asset as of September 30, 2004.

Note 6. Assets Held for Sale:

     At September 30, 2004, the Company’s West Basin water rights in Los Angeles County, with a carrying value of $557,150, were classified as Assets Held for Sale. Management is actively marketing the West Basin water rights.

Note 7. Income Taxes:

     Management does not expect the Company to have federal taxable income for the fiscal year ending March 31, 2005. In addition, the Company considers its net operating loss carryforwards unlikely to be realized as of September 30, 2004, and a valuation reserve has been established for the entire balance of the Company’s net operating loss carryforwards. Accordingly, the Company has not recorded a federal income tax provision but has recorded a provision for the minimum annual state income taxes during the six months ended September 30, 2004.

Note 8. Supplemental Cash Flow Information:

Six months ended September 30:	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$374,300	$388,299
Cash paid during the period for income taxes	3,200	4,800
Supplemental disclosure of non-cash investing and financing activities:
Acceptance of note receivable in consideration for the sale of property	230,000
Acceptance of note receivable in consideration for the sale of property	220,000	—
Accretion of preferred stock to redemption value	93,342	76,443
Issuance of in-kind Series F Preferred Stock dividend	13,039	12,291

Note 9. Litigation and Subsequent Events:

     On August 24, 2004, Empire Insurance Company (“Empire”), a holder of $3 million of the Company’s Subordinated Debentures, filed suit in Delaware court against the Company, its directors and the holders of Series C Preferred Stock (the “Defendants”). The suit challenged the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions.

On December 3, 2004, the Board of Directors adopted a revised incentive compensation plan based on the recommendation of the Board’s Compensation Committee. If certain performance milestones are achieved, the revised incentive compensation plan could result in increased levels of employee compensation.

On December 7, 2004, the Defendants and Empire entered into a Settlement Agreement, that provides for the dismissal of the suit and that includes mutual releases of all parties to the action. The Settlement Agreement further provides (i) elimination of the security interest in the Cherry Creek Project provided to the Series C Preferred Stock holders; (ii) substitution of unsecured Amended Promissory Notes to evidence the loans from the Series C Preferred Stock holders the proceeds of which were used by the Company to fund Series C Preferred Stock dividends declared and paid for the semi-annual periods ended July 15, 2003, January 15, 2004 and July 15, 2004; and (iii) that the Company’s Amended Promissory Notes will be subordinate to the Subordinated Debentures held by Empire. The Amended Promissory Notes are due on October 1, 2005. The Settlement Agreement did not have a material impact on the Company’s financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to the safe harbor created by those sections. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, that reflect management’s analysis only as of the date hereof based on information currently available to management. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described herein and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

The Company bases its estimates on past experience and various other assumptions that it believes to be reasonable based on specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     The Company has identified its accounting policy relating to the assessment of potential impairment of the carrying value of its water rights as the Company’s most critical accounting policy. Under this policy, the Company’s water rights are carried at cost. Any event or circumstance that indicates to the Company that there is an impairment of the carrying value of any of its water rights triggers a two-step analysis pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” issued by the Financial Accounting Standards Board. Under this two-step analysis, the second step requires the reduction of the carrying value of the water rights to their fair value in the event that under step one the total of the undiscounted cash flows the Company estimates the water rights will generate is less than their carrying value. Such reduction in carrying value would be recorded as an expense in the Company’s statement of operations during the period in which such impairment might occur.

     The critical estimates of future cash flows made by the Company in assessing whether there is an impairment of the carrying value of its water rights are based upon management’s assessment of a variety of factors. In the past, when considered necessary, management obtained third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, that comprises the Company’s water interests in Colorado and is the largest single asset on its condensed consolidated balance sheets, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, with various third-party valuations performed for the Company in the context of a condemnation case concluded in 2003, actual sales of water derived from the Cherry Creek Project to unaffiliated third parties, and current negotiations for the sale of water delivery contract units associated with the Cherry Creek Project.

     Because there is no quoted market for water rights, valuation of such rights is inherently subjective and uncertain. The value of water rights varies, sometimes dramatically, based on, among other factors:

•	regional weather conditions (that affect short-term supply);

•	significant increases/decreases in regional demand;

•	perceived regulatory certainty/uncertainty;

•	the perceived value and defensibility of title;

•	changes in patterns of local use (for example, from agricultural to urban uses);

•	the availability and cost of treatment, storage, conveyance and distribution;

•	the cost of power (consumed in the production and management of water);

•	the perceived value of reserve or redundant supplies for urban uses;

•	decisions in court cases that impact water rights generally, types of water rights specifically, or a specific water right;

•	changes in political, regulatory, and environmental requirements; and,

•	the availability of financial resources to urban water purveyors (consumers).

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

Overview

Business Condition

     The Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there is a growing demand for water resources in both of these areas in which demand is expected to exceed the water resources currently available. However, the Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to potential customers in California. These regulatory obstacles were compounded by the electric energy crisis in California, that rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances, and by the Company’s weakened financial condition. The Company has also faced significant competition in arranging water transfers from governmental agencies. In addition, the process for developing the regulatory framework and physical infrastructure necessary to complete commercial deliveries in Colorado has taken longer than originally anticipated.

     Over the last few years, the Company has investigated and actively pursued several potential alternatives for achieving profitable operations in the emerging water market or a sale or merger of the Company that would recover fair value for its investors. In that process, the Company has evaluated numerous asset development, asset sale, and business combination strategies in concert with a variety of counter-parties. The Company has entered into confidentiality agreements and due diligence processes with several such counter-parties. However, none of these proposed transactions was successfully concluded and none is currently under consideration.

     Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets. In the three months ended September 30, 2004, the Company continued its efforts to carefully restrict expenditures to those that are essential for the management and development of the Company’s assets or the continuation of its operations.

Liquidity and Capital Resources

     During fiscal year 2004 and the first six months of fiscal 2005, the Company operated at a net loss of $(2,428,000) and $(1,506,000), respectively. During the year ended March 31, 2004, the Company generated an increase in cash and cash equivalents of $272,000, primarily by selling certain of its real estate assets in California. In the six months ended September 30, 2004, the Company used $373,000 of cash and cash equivalents, primarily for operations that was partially offset by selling certain real estate assets in California. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company’s current strategy is to fund its current level of operations through the orderly sale of assets, primarily in California, until the Company is able to realize the full value of its Cherry Creek Project, if at all. The Company has monetized many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash flow or sales proceeds in the future.

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

     As of September 30, 2004, the Company had cash and cash equivalents of $1,044,000. Based on its current estimates, unless the Company is able to consummate sales of the water delivery contract units associated with the Cherry Creek Project prior to approximately September 2005, or otherwise generates additional cash, the Company will not be financially able to sustain business operations thereafter. In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more details.

Change of Majority Control of the Company’s Board and Declaration of Dividend on the Company’s Series C Preferred Stock

     The Certificate of Designations of the Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) provides that the holders of the outstanding Series C Preferred Stock are entitled to receive, if and when declared by the Board of Directors, dividends at the annual rate of 7.25% of the stated value per share of Series C Preferred Stock. The Certificate of Designations of the Series C Preferred Stock further provides that the dividends shall be payable semi-annually on January 15 and July 15. The dividends are non-cumulative. However, in the event that two dividends are not declared and paid, the holders of the Series C Preferred Stock gain the right to elect a majority of the Company’s Board of Directors.

     In order to preserve its liquidity, the Company did not declare the dividend due in July 2003. In early January 2004, and in the course of considering the declaration and payment of scheduled dividends on the Series C Preferred Stock, the Company conducted a thorough review of its financial position, legal and contractual obligations (including those to investors in the Company), business environment, and staffing. The review took into consideration the projected cost of operating the Company during the period necessary to monetize its assets and the inherent uncertainty related to the timing of and net proceeds that could be achieved in an orderly process of developing and/or selling such assets. The review also considered the substantial uncertainty with respect to whether orderly development and sale of the Company’s assets would result in proceeds sufficient to meet the Company’s obligations as those obligations come due. As a result of that review, the Company reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders. Since that review, there have been no developments that change the foregoing conclusion.

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

     On March 16, 2004, following the sale of Magnolia Ranch, and after a further review of the Company’s asset development program and cash flow forecasts, the Company determined that it had both the cash available and the statutory surplus required to support the declaration of a dividend on the Series C Preferred Stock. The Board of Directors subsequently declared and paid a dividend to the holders of

Series C Preferred Stock. The dividend that was declared on March 16, 2004, in the amount of approximately $559,000, represented the aggregate amount of the semi-annual dividends for July 15, 2003 and January 15, 2004. In connection with the declaration of the dividend, the Company and each of the holders of the Series C Preferred Stock entered into a Stockholder Loan and Security Agreement pursuant to which the holders of Series C Preferred Stock agreed to (i) lend to the Company the entire $559,000 proceeds of the dividend payment, and (ii) lend to the Company funds sufficient to pay any and all dividends that the Board of Directors of the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The $559,000 loan was evidenced by a Secured Promissory Note, and the holders of the Series C Preferred Stock and the Company agreed that any future loans would be evidenced by additional promissory notes that would be substantially identical to the Secured Promissory Note. The notes bore interest at the rate of eight percent (8%) per annum from their inception, compounded semi-annually on July 15 and January 15, computed on a 360-day year of twelve 30-day months.

     On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of $279,000. Simultaneously, the Company borrowed that amount from the Series C Preferred Stock holders and entered into an additional Secured Promissory Note. The entire principal balance plus all accrued and unpaid interest on the notes are due and payable on August 31, 2005. In order to secure the repayment of the notes and the performance of the Company’s obligations under the Stockholder Loan and Security Agreement, the Company granted to the holders of the Secured Promissory Notes a security interest in the Cherry Creek Project.

     On August 24, 2004, Empire Insurance Company (“Empire”), a holder of $3 million of the Company’s Convertible Subordinated Debentures, due September 30, 2005 (the “Subordinated Debentures”), filed suit in Delaware against the Company, its directors and the holders of Series C Preferred Stock (the “Defendants”). The suit challenged the March 16, 2004 decisions of the Company’s Board of Directors to declare and pay a dividend on the Series C Preferred Stock and to take other related actions.

     On December 7, 2004, the Defendants and Empire entered into a Settlement Agreement (the “Agreement”), that provides for the dismissal of the suit and that includes mutual releases of all parties to the action. The Agreement further provides (i) elimination of the security interest in the Cherry Creek Project provided to the Series C Preferred Stock holders; (ii) substitution of unsecured Amended Promissory Notes to evidence the loans from the Series C Preferred Stock holders the proceeds of which were used by the Company to fund Series C Preferred Stock dividends declared and paid for the semi-annual periods ended July 15, 2003, January 15, 2004 and July 15, 2004; and (iii) that the Company’s Amended Promissory Notes will be subordinate to the Subordinated Debentures held by Empire. The Amended Promissory Notes are due on October 1, 2005. The Agreement did not have a material impact on the Company’s financial position.

Results of Operations

     The following is a summary of the Company’s results of operations for the three and six months ended September 30, 2004 and 2003.

CONSOLIDATED

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Revenue	$32,000	$367,000	$92,000	$803,000
Loss before income taxes	(846,000)	(526,000)	(1,502,000)	(1,281,000)
Income taxes	—	—	3,000	5,000
Net loss	(846,000)	(526,000)	(1,506,000)	(1,285,000)

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Accretion of preferred stock to redemption value	(48,000)	(40,000)	(93,000)	(76,000)
Preferred stock dividends	(292,000)	(12,000)	(292,000)	(292,000)
Net loss applicable to common stockholders	$(1,186,000)	$(578,000)	$(1,891,000)	$(1,654,000)
Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$(0.07)	$(0.23)	$(0.20)

     Management does not expect that the Company will generate federal taxable income for the fiscal year ending March 31, 2005. Accordingly, during the six months ended September 30, 2004, the Company has not recorded a provision for federal income tax but has recorded a provision for the minimum annual state income taxes anticipated for the current fiscal year.

CALIFORNIA OPERATIONS

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Revenue	$25,000	$346,000	$71,000	$781,000
Cost of revenue	—	(234,000)	—	(468,000)
Gross profit	25,000	112,000	71,000	313,000
Gain on sale of assets	14,000	—	103,000	73,000

     Revenues for the three and six month periods ended September 30, 2004 consisted of revenues earned by the Company from consulting services provided on behalf of an unaffiliated third party. Revenue for the three and six month periods ended September 30, 2003 included revenues from the sale of water and from water lease agreements with municipal water districts in California, and from consulting services. During the three and six months ended September 30, 2003, the Company recognized revenue of $321,000 and $641,000, respectively, from sales of water to the City of Inglewood. Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the three and six months ended September 30, 2004. Cost of revenue for the three and six-month periods in 2003 included the cost of water purchased for resale and amortization of other resource acquisition costs. Consulting services are periodically provided on a limited basis under negotiated fee-for-service contracts, when such services can be efficiently provided by employees of the Company consistent with their other regular duties and when the objectives of the client are compatible or consistent with the Company’s business objectives. Providing such consulting services is supplemental to the Company’s primary operations and is not a regular or recurring source of significant revenue for the Company. Accordingly, there is no cost of revenue recorded for the three and six months ended September 30, 2004, because the cost of providing such periodic services is not material and is not specifically identified.

     The Company’s consulting services were substantially completed during the three month period ended September 30, 2004, and such services are not expected to generate significant revenue in future periods. The Company does not currently anticipate that its California operations will provide significant revenue in the foreseeable future.

     During the three months ended September 30, 2004, the Company sold Lewis Ranch to an unaffiliated purchaser for the purchase price of $250,000 for which the company received $30,000 in cash and a long-term amortizing purchase note receivable in the amount of $220,000. The sale of Lewis Ranch has been recorded as an installment sale; a gain in the amount of $14,000 was recorded during the three months ended September 30, 2004 based upon the cash received at the time of the sale, and the Company has recorded a deferred gain on the sale in the amount of $131,000 as of September 30, 2004, that will be recorded as income in the future, in proportion to cash receipts and the total sales price, as payments are received from the borrower. During the six months ended September 30, 2004, the Company recorded a combined gain of $88,000 on the sale of Loma Rica Ranch, a rice farm in Yuba County, California, and on the sale of Cardozo Ranch, a dairy farm in San Bernardino County, California. The combined sales of the Loma Rica and Cardozo Ranches provided proceeds of $1,053,000, net of selling costs. During the six months ended September 30, 2003, the Company recorded a gain of $73,000 on the sale of its investment in the Bear Valley Mutual Water Company, for which the cash proceeds were $717,000.

COLORADO OPERATIONS

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Revenue	$7,000	$21,000	$21,000	$22,000
Cost of revenue	(4,000)	(1,000)	(11,000)	(1,000)
Gross profit	3,000	20,000	10,000	21,000
Gain on sale of assets	—	406,000	—	406,000

     During the three-month and six month periods ended September 30, 2004 and 2003, the Company delivered water produced from nontributary resources of the Cherry Creek Project. The Company delivered 37.4 and 14.4 acre-feet of water during the three and six months, respectively, ended September 30, 2004 and 3.1 and 46.6 acre-feet of water during the three and six months, respectively, ended September 30, 2003. Cost of revenue recorded in the three and six months ended September 30, 2004, and 2003, included the energy-related expenses for delivering water and the depletion expenses associated with the sale and delivery of water from the Cherry Creek Project.

     During the six months ended September 30, 2003, the Company entered into a settlement agreement relating to condemnation proceedings concerning its Vessel Parcel of land at its Cheery Creek Project. According to the settlement agreement, the Company received a payment of $406,000 in addition to the initial deposit it had received in 2002, at the time of the condemnation. The cost of the condemned property was expensed at the time of the condemnation, and the proceeds of $406,000 for the final settlement were recorded as a gain in 2003.

     The Company’s ability to generate a significant level of revenue from its Colorado operations, principally through the development and marketing of the Cherry Creek Project through the sale of water delivery contract units, the sale of the entire project, or the creation of a joint venture to develop the project to a higher long-term value, is dependent upon certain regulatory and administrative approvals, that are beyond the Company’s control. The Company’s prospects with respect to the Cherry Creek Project are particularly uncertain after its application for approval of a substitute water supply plan was unexpectedly denied by the Colorado Office of the State Engineer in April 2004. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to sell the water delivery contract units associated with the Cherry Creek Project. The Company can provide no assurance that its new application for approval of a substitute water supply plan (filed on September 22, 2004) includes revised terms and conditions acceptable to the Colorado Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project, if approved. Further, the Company cannot predict (i) whether the new substitute water supply plan application will be approved or (ii) the period of time required for the Colorado Office of the State Engineer to review the new application and make a decision thereon. As a result, the Company can provide no assurance that it will succeed in realizing any meaningful value from the Cherry Creek Project, particularly in light of the Company’s dwindling financial resources.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
General and administrative expense	$679,000	$850,000	$1,273,000	$1,601,000

     General and administrative expenses of $679,000 and $1,273,000 for the three and six months ended September 30, 2004 were $171,000 and $328,000 less, respectively, than general and administrative expenses of $850,000 and $1,601,000 for the same periods of 2003. The reduction in expenses was due primarily to lower compensation expense, that included termination benefit payments, resulting from the Company’s elimination of two executive and two staff positions between the periods. There was also a reduction in professional legal fees compared to those incurred during the 2003 period as a result of decreased activity in 2004 as compared to the earlier period in 2003 which experienced increased activity as a result of the Company’s consideration of potential transaction alternatives. This reduction was partially offset by legal fees associated with responding to the legal actions filed by Empire Insurance Company (see Note 9 to the Condensed Consolidated Financial Statements) and responding to requests for additional information from the Company’s previous independent registered public accounting firm in connection with its audit of the Company’s consolidated financial statements for the year ended March 31, 2004. General and administrative expenses in the three and six months ended September 30, 2003 were greater than that in the prior year primarily because the Company expenses in the prior year were reduced by the reversal of expense previously charged for stock-based compensation expense, in accordance with SFAS 123, and because professional legal fees were greater during 2003 related to the Company’s consideration of potential transaction alternatives.

     The Company anticipates that the recent level of general administrative expenses may increase as the Company responds to and resolves the legal action filed by Empire Insurance Company (see Note 9 to the accompanying Notes to Condensed Consolidated Financial Statements), as the Company responds to the increased reporting requirements resulting from passage of the Sarbanes-Oxley Act of 2002, and as the Company utilizes the periodic services of independent consultants to provide some of the services previously provided by employees whose positions have been eliminated. Additionally, the Company has recently revised its compensation program which, if certain performance milestones are achieved, could result in increased levels of employee compensation.

OTHER INFORMATION

	Three months ended		Six months ended
	September 30:		September 30:
	2004	2003	2004	2003
Interest income	$7,000	$4,000	$13,000	$7,000
Interest expense	(203,000)	(189,000)	(422,000)	(379,000)
Other expense	(14,000)	(29,000)	(3,000)	(120,000)

     Interest income is comprised of interest earned on the investment of the Company’s cash and equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured notes bear interest at rates between 7% and 9.5% per annum. Interest income for the three and six months ended September 30, 2004 and 2003 reflected the respective levels of available cash for investment and the respective levels of interest rates earned on interest-bearing instruments during the two periods, respectively.

     Interest expense was incurred primarily upon the Subordinated Debentures during the three and six months ended September 30, 2004 and 2003, and upon long-term debt, that consisted of the Promissory Note to the Series C Preferred Stock holders, during the three and six months ended September 30, 2004.

     Other expense for the three and six months ended September 30, 2004 results primarily from the refund of property taxes, partially offset by increases in expenses. The other expense for the comparable three- and six-month periods in 2003 was primarily due to the accrual for property tax expense in the amount of $124,000 retroactively assessed by the County of San Bernardino in May 2003, relating to certain water rights that the Company sold in December 2002. This tax expense is not a recurring expense item.

Liquidity and Capital Resources

Liquidity

     As of September 30, 2004, the Company had cash and cash equivalents of $1,044,000. As of September 30, 2004, the Company had working capital and a current ratio of $730,000 and 1.66:1, respectively, as compared to working capital and a current ratio of $2,111,000 and 2.98:1, respectively, at March 31, 2004. During the six months ended September 30, 2004, the Company operated at a net loss of $(1,506,000) and used cash and cash equivalents of $(373,000). The net use of cash and cash equivalents resulted from the net cash use of $(1,482,000) for operating activities, that was offset by net cash of $1,109,000 provided by investing activities. The principal uses of cash for operating purposes were general and administrative expenses, consisting mainly of compensation, professional fees relating to periodic reporting requirements, consulting fees for services provided to supplement the Company’s reduced staff, and insurance expenses. The net cash of $1,109,000 provided by investing activities resulted principally from the sale of certain of the Company’s real estate assets in California.

     The Company faces acute pressure on its liquidity. During the six months ended September 30, 2004, the Company’s operating expenses have consumed cash while the sale of real estate assets has partially replenished cash. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company is dependent on projected asset sales, that are not certain of completion, to replenish its cash and maintain operating liquidity until such time as the Company can derive meaningful returns from its Cherry Creek Project. However, (i) there is material uncertainty regarding the Company’s ability to negotiate and sell assets at fair value in a timely manner in order to fund operations; (ii) the Company has few assets left to sell; and (iii) while management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is uncertain in light of the Colorado Office of the State Engineer’s denial of the Company’s application for a substitute water supply plan.

     In light of recent and planned property sales and the uncertainties surrounding the planned sales of water delivery contract units, the Company has revised its cash forecast and operating plans. Based on its current forecast of operating expenses, further asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and the amount of its cash, the Company believes that it has sufficient capital resources to fund its operations until approximately September 2005. However, based on its current estimates, unless it is able to consummate sales of its water delivery contract units associated with the Cherry Creek Project before approximately August 2005, the Company will not have sufficient funds to continue its operations thereafter, particularly in light of the scheduled maturity of its Subordinated Debentures due on September 30, 2005 in the amount of approximately $8,318,000. Therefore, the Company is exploring other strategies for monetizing the Cherry Creek Project or for selling or refinancing the Company.

     In light of uncertainty as to whether the Company can meet its operating expenses and financial obligations once current cash balances are depleted, the Company’s previous independent registered public accounting firm concluded that there was substantial doubt that the Company can continue as a going concern as of March 31, 2004. As a result of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the previous independent registered public accounting firm included as a part of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more details.

Capital Resources

     Although the Company has attempted to reduce its future commitments, as of September 30, 2004, the Company was still committed to pay interest on existing indebtedness and estimates it will expend substantial payments for operations through at least September 30, 2005, that is the current planning horizon to develop and monetize the Cherry Creek Project. The Company’s estimates of expenses and cash expenditures to support its operations through September 30, 2005 are based on the assumption that the Company will maintain current staffing levels, asset sale strategies, and activities associated with the development of the Cherry Creek Project.

     The Company is currently obligated to make semi-annual interest payments of $375,000 on its Subordinated Debentures through their maturity, payment of $8,318,000 upon maturity of the Subordinated Debentures on September 30, 2005, and mandatory redemption payments on the Series C Preferred Stock in fiscal 2007 and 2008. If and when declared by the Company’s Board of Directors, holders of Series C Preferred Stock have the right to receive semi-annual dividend payments of $279,000 on January 15 and July 15 of each year until the Series C Preferred Stock is redeemed.

     The following table summarizes the Company’s committed disbursements for debt and preferred stock instruments outstanding as of September 30, 2004. The table assumes the declaration of Series C Preferred Stock dividends by the Company’s Board of Directors and provides an estimate of anticipated operating expenditures through September 30, 2005.

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter
Scheduled payments on existing outstanding indebtedness and preferred stock — as of September 30, 2004
Semi-annual interest payments on debentures	$375,000	$375,000	$—	$—	$—	$—
Principal redemption of debentures	—	8,318,000	—	—	—	—
Principal and interest repayment on Series C Loan (1)	—	867,000	—	—	—	—
Dividends on Series C Preferred Stock (1)	280,000	559,000	350,000	70,000	—	—
Dividends on Series F Preferred Stock (2)		—	—	—	—	—
Redemption of Series C Preferred Stock in FY2007 and FY2008		—	3,854,000	3,854,000	—	—
Redemption of Series F Preferred Stock in FY2010 and FY 2011 (2)		—	—	—	—	3,306,000

Total — Scheduled payments on existing outstanding indebtedness and preferred stock	$655,000	10,119,000	$4,204,000	$3,924,000	—	3,306,000

Estimated expenditures for operations during the period through September 30, 2005 (3)	$2,571,000	$626,000	—	—	—	(3)

(1)	The Series C Preferred Stock holders have committed to lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ended July 15, 2004, and ending January 15, 2005 and July 15, 2005. On July 15, 2004, the Company declared the semi-annual dividend of approximately $279,000 on the outstanding Series C Preferred Stock. Simultaneously, the Company borrowed the amount of the dividend from the Series C Preferred Stock holders. As a result, the principal balance of the Note, together with accrued interest that is compounded semi-annually on January 15 and July 15, increased, and at September 30, 2004, the balance of the Note and accrued interest was approximately $867,000. As a result of the Settlement Agreement related to the law suit filed by Empire Insurance Company, the $867,000 obligation to the Series C Preferred Stock holders is now evidenced by unsecured Amended Promissory Notes.

(2)	Dividends may be paid in additional shares of Series F Redeemable Preferred Stock, or in cash, at the Company’s option. Interim dividends and redemption value are illustrated assuming that dividends are paid in additional Series F Redeemable Preferred Stock, with the entire issue, including interim issuance of dividend shares, aggregating to $3,306,000, through mandatory redemption in 2010 and 2011.

(3)	The expenditures for operations in periods beyond September 30, 2005, are subject to an even greater range of variability and uncertainty from estimates shown above. As a result, the Company is unable to estimate reasonably the likely amounts of payments for operations throughout fiscal 2006. In addition, the Company’s ability to continue operations or meet its obligations beyond approximately September 2005 is subject to substantial uncertainty because the Company’s plan to generate the cash required for such purposes is dependent upon the sale of water delivery contract units in the Cherry Creek Project.

Contractual Obligations

     The following table aggregates the Company’s material expected obligations and commitments as of September 30, 2004:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (1)	$20,202,000	$—	$16,896,000	$—	$3,306,000
Operating Lease Commitments (2)	455,000	73,000	179,000	68,000	135,000

Total Contractual Obligations	$20,657,000	$73,000	$17,075,000	$68,000	$3,441,000

(1)	Represents the following long-term commitments:

(a)	Principal redemption at maturity of the Subordinated Debentures due on September 30, 2005;

(b)	Notes payable to Series C Preferred Stock holders due at maturity on October 1, 2005;

(c)	Redemption of Series C Preferred Stock, at the option of the holders, at the rate of one-half of the outstanding shares on April 1, 2006 and redemption, at the option of the holders, of the remaining outstanding shares on April 1, 2007; and,

(d)	Redemption, at the option of the holders, of the Series F Preferred Stock in 2010 and 2011.

(2)	Represents the following operating lease commitments:

(a)	Monthly rent for office and related facilities in California and Colorado; and,

(b)	Annual rental payments for pumping rights of groundwater in California through 2012

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

New Accounting Pronouncements Issued But Not Yet Adopted

     In March 2004, the FASB issued an exposure draft of a proposed Statement, “Share-Based Payment, an Amendment of FASB Statements Nos. 123 and 95” that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. In October 2004, the FASB voted to delay the initially proposed effective date for six months rather than making it effective on January 2, 2005, as originally proposed. The proposed standard would require companies to expense the fair value of stock options on the grant date and, if adopted, is currently anticipated to be effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company’s consolidated financial statements. However, it appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company.

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

     The Company has incurred net losses of $(2,428,000), $(2,146,000), and $(3,280,000) during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In the six months ended September 30, 2004, the Company incurred additional net loss of $(1,505,600). The Company does not generate sufficient operating revenues to meet its operating expenses. As of September 30, 2004, the Company had cash and cash equivalents of $1,044,000. The Company is currently obligated to make semi-annual interest payments of $375,000 on its Subordinated Debentures through their maturity on September 30, 2005, semi-annual dividend payments of $279,000 on its Series C Preferred Stock if and when declared by the Company’s Board of Directors, payment of $8,318,000 upon maturity of the Subordinated Debentures, repayment of an unsecured loan with a balance as of September 30, 2004 of approximately $867,000, plus all future accrued and unpaid interest, on October 1, 2005, mandatory redemption payments on the Series C Preferred Stock in fiscal 2007 and 2008, and mandatory redemption payments on the Series F Preferred Stock in fiscal 2010 and 2011.

     Based on its current forecast of operating expenses and additional asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and its cash balances, the Company believes that it has sufficient capital resources to fund its operations until approximately September 2005, even if the Company is unable to sell Cherry Creek Project water delivery contract units within that period. The Company currently funds its operations through the sale of assets, primarily in California. However, the Company has sold many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash or sales proceeds in the future. The Company can provide no assurance that it will, in fact, be able to sell its remaining assets or obtain interim financing sufficient to meet its costs of operations beyond the period that can be funded from its current cash.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more details

The Company’s ability to continue operations is dependent on its ability to generate meaningful revenue from the Cherry Creek Project, but there are many obstacles to the Company’s ability to realize value on this project.

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

     Moreover, during the six months ended September 30, 2004, the Company’s application for a substitute water supply plan to effect reliable, all-season deliveries from the Cherry Creek Project to downstream customers was denied by the Colorado Office of the State Engineer. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to generate meaningful revenue from the project. Although the Company is pursuing a judicial appeal from the denial of its application, the setback represented by the denial from the Office of the State Engineer will further delay monetization of the Cherry Creek Project. The Company cannot predict the outcome of the appeal or when a decision will be forthcoming from the Water Court. On September 22, 2004, the Company filed a new substitute water supply plan application with limiting terms and conditions aimed at gaining approval. However, the Company can give no assurance that the new application includes revised terms and conditions acceptable to the Office of the State Engineer or that such revised terms and conditions will be economically viable for the Cherry Creek Project, if approved. As a result, the Company cannot provide any assurance that the Cherry Creek Project will generate meaningful revenue in time to meet the Company’s financial obligations or to sustain the Company’s operations beyond approximately September 2005.

     The Company cannot provide any assurance that further development of the Cherry Creek Project will occur, or that water sales will occur on acceptable terms or in the amounts or time required to support continued operations or payment of the Company’s financial obligations as they come due. Based on the Company’s current estimates, unless it is able to generate meaningful revenue from the Cherry Creek Project before approximately September 2005, the Company will not have sufficient funds to continue to operate.

     Based on its estimates of the costs that will be incurred in the orderly development and sale of the Company’s assets and its estimates of the net proceeds from asset sales in relation to the Company’s obligations, the Company has reached the conclusion that it is unlikely that the Company can provide a meaningful financial return for its common stockholders.

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

     The Company’s ability to generate material revenue in the future is dependent on its ability to (i) sell its few remaining California assets, and (ii) develop and market the Cherry Creek Project. As noted above, the recent denial of the Company’s application for a substitute water supply plan has delayed the Company’s schedule for monetizing the Cherry Creek Project. Furthermore, the Company cannot provide any assurances that it will be able to sell the remaining California assets on favorable terms, if at all. As noted above, if the Company is unable to generate meaningful revenue from the Cherry Creek Project before approximately September 2005, the Company may not have sufficient funds to continue to operate thereafter.

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

The Company is subject to various restrictions and must comply with various covenants under its outstanding indebtedness that restricts the manner in which the Company can operate its business and the violation of any covenant could adversely affect the Company’s financial condition.

     As of September 30, 2004, the Company had approximately $9.2 million of debt, consisting of (i) $8,318,000 in principal amount of Subordinated Debentures that carry an interest rate of 9% per annum, payable semi-annually, and that mature on September 30, 2005, and (ii) $867,000 of principal and accrued interest payable to holders of its Series C Preferred Stock at maturity on October 1, 2005. This level of indebtedness may adversely affect the Company’s stockholders by:

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

Covenants contained in the Subordinated Debentures require the Company to fulfill various obligations, including using its best efforts to file its reports under the Securities Exchange Act of 1934, as amended, on a timely basis. While management of the Company believes that it continues to exercise its best efforts in meeting these obligations, the Company’s annual report on Form 10-K for the year ended March 31, 2004, was filed late as a result of the time needed to develop additional information requested by the Company’s previous independent registered public accounting firm. The Company was not able to satisfy the request without incurring unreasonable effort and expense and, as a result, the Form 10-K was not filed until October 15, 2004. Given the Company’s limited management time and financial resources, the effort required to satisfy unanticipated requests of this type necessarily diverts management time from efforts to monetize assets of the Company and detracts from the Company’s flexibility in planning for, and reacting to, changes in its business.

As a result of the delay in filing the Company’s Form 10-K and as a result of the Company’s change of registered independent public accounting firm on October 15, 2004, the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2004 was also filed late (on November 12, 2004). Despite its best efforts, this quarterly report on Form 10-Q for the period ending September 30, 2004 is also being filed late.

The Company only has seven employees and may not be able to manage the demands of its operations.

     As a result of its current financial condition, the Company has implemented a number of staff reductions, including the most recent in the second quarter of fiscal 2004, that resulted in the termination of employment of the Chief Operating Officer and Chief Financial Officer. The Company depends significantly on the services of Michael Patrick George, the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Loss of the services of Mr. George would cause a significant interruption of corporate operations. Due to limited manpower, the Company may not be able to maximize the value of its water assets or properly manage the operation of its business. The Company cannot assure investors that its reduced staff can successfully manage the Company’s assets, including the development of the Cherry Creek Project.

     Furthermore, the staff reductions could erode morale and affect the focus and productivity of the Company’s remaining employees, including those directly responsible for development, management and monetization of the Company’s assets, that in turn may affect the Company’s revenue in the future. In order to deter the resignation of the Vice President-Engineering, the Company paid him a retention bonus of $50,000 in August 2004, for which he agreed to remain in the employment of the Company until at least September 30, 2005.

     The Company recognizes the need to retain an adequate level of competent staffing in order to effectively develop and monetize its Cherry Creek Project. The staff reductions discussed immediately above, together with the continued uncertainty of the Company’s ability to operate as a going concern, may make it increasingly difficult for the Company to retain an adequate level of competent staffing. Although, the Compensation Committee of the Board of Directors recently proposed and the Board of Directors adopted, a compensation program to provide performance incentives for key employees, the receipt of additional compensation by the key employees is dependent upon the Company meeting various milestones and therefore this plan may not provide the necessary incentives for employee retention purposes.

The Company’s common stock qualifies as a “penny stock” under SEC rules that may make it more difficult for stockholders to resell their shares of the Company’s common stock.

     Because the Company has net tangible assets of less than $5,000,000 and because the Company’s common stock has a market price per share of less than $5.00, transactions in the Company’s common stock are subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must, among other things:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

     The Sarbanes-Oxley Act of 2002 is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increased auditor independence, and the imposition of tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the Sarbanes-Oxley Act. This act and the related new rules and regulations have increased the complexity and cost of the Company’s corporate governance and the time the Company’s executive officer spends on such issues, and may increase the risk of personal liability for the Company’s directors and executive officer. As a result, it has become more difficult for the Company to attract and retain board members and executive officers involved in the corporate governance process. In addition, the Company has experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent registered public accounting firm fees.

In the event the Company is unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, the Company’s business could suffer.

     Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during it’s fiscal year ending March 31, 2006, the Company will be required to perform an evaluation of its internal controls over financial reporting and have its auditors publicly attest to such evaluation. While the Company intends to be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, the Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations because there is no precedent available by which to measure compliance adequacy. If the Company fails to timely complete this evaluation, or if its auditors cannot timely attest to its evaluation, the Company could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in its internal controls, that could have an adverse effect on its business.

Circumstances relating to the Company’s commitments for purchase and sale of water to a customer may result in the Company not being able to recognize a substantial amount of deferred revenue recorded on its books.

     In May 1999, the Company entered into an agreement for the purchase of 14,000 acre-feet of water from an unaffiliated company. In accordance with the agreement, the Company paid the seller a deposit of 50% of the total purchase price and agreed to pay the remainder upon periodic delivery of the water or by no later than February 2003. In December 1999, the Company entered into an agreement to sell the aforementioned 14,000 acre-feet of water to a third-party buyer at a price that includes a profit to the Company. During the year ended March 31, 2001 the Company took delivery of 2,000 acre-feet of this water and redelivered the water to its customer. In accordance with the terms of the May 1999 purchase agreement, the Company paid the seller the remaining 50% of the purchase price for the 2,000 acre-feet delivered to the Company and redelivered to the Company’s customer. During fiscal 2003, the Company paid the seller for the remaining 12,000 acre-feet of water available under the May 1999 purchase agreement. However, the remaining 12,000 acre-feet of water cannot currently be delivered to the Company’s customer due to a dispute between that customer and certain other water agencies who control the means of conveying such water to the customer. The customer and the Company have mutually acknowledged that the dispute (that does not involve the Company) represents a force majeure event preventing current delivery. Although the customer has not been able to accept delivery of the water, the customer has paid the Company the entire re-sale purchase price for the full 14,000 acre-feet, as required in the December 1999 re-sale contract. The balance of this prepayment against the Company’s delivery obligation is accounted for as current deferred revenue of $824,120. The Company continues to be willing to deliver the remaining 12,000 acre-feet of water to the contracted customer if and when the force majeure issues are resolved. The Company and the customer continue to explore alternatives. Currently, the Company cannot provide any assurance that viable and mutually attractive alternatives will be identified and/or implemented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Prior to December 31, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of December 31, 2003, all variable rate debt had been retired. The Company does not enter into any financial transactions for speculative or trading purposes. The only remaining debt consists of the Subordinated Debentures that bear interest at 9% per annum and a loan with a balance as of September 30, 2004 of approximately $867,000 bearing interest at 8% per annum compounding semi-annually. The Subordinated Debentures with an outstanding balance of $8,318,000 as of September 30, 2004, mature on September 30, 2005.

Twelve-month
periods ending
March 31:	2005	2006	2007	2008	2009	Thereafter	Total
Fixed rate Subordinated	—	$8,318,000	—	—	—	—	$8,318,000
Debentures
Fixed rate Amended
Promissory Notes		$867,000	—	—	—	—	$867,000
Weighted Average interest rate		8.9%	—	—	—	—	8.9%

     The carrying amount of the Subordinated Debentures is based upon the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. In the past, the Company has repurchased Subordinated Debentures in a series of unrelated voluntary transactions between the Company and the individual Subordinated Debenture holders at negotiated discounts from their face amounts. At the times consummated, each of these repurchase transactions represented the fair value of the Subordinated Debentures. During the fiscal year ended March 31, 2003, the Company repurchased Subordinated Debentures at the price of 55 cents per dollar, that is management’s best estimate of fair value. There have been no repurchases of Subordinated Debentures since March of 2003. Because there is no quoted market for the Subordinated Debentures, estimating fair value is uncertain. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its Subordinated Debentures at prices that, in aggregate, represent 36% of the face value of the Subordinated Debentures so purchased.

     The carrying amount of the loan from the Series C Preferred Stock holders is a reasonable estimate of fair value based on management’s belief that the terms of the debt reflect terms that are at least as attractive as terms currently available to the Company in the capital markets, assuming the Company could actually arrange such debt in its current circumstances.

Item 4. Controls and Procedures

     The Company currently has seven employees, and conducts only limited financial transactions. The positions of Chief Executive Officer, President and Chief Financial Officer are currently all held by the same person. As of September 30, 2004, the Company’s President, Chief Executive Officer, and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s President, Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in timely alerting him to material information required to be included in this report.

     There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

Annual Meeting of Stockholders.

     No matters have been submitted for stockholders’ vote since the annual meeting held in September 2002. The Company does not currently expect to call an annual meeting of stockholders during 2004, unless there are proposed actions requiring approval of stockholders, unless requested to do so by a substantial number of stockholders, or unless compelled to do so by the Delaware Court of Chancery.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY
Date: December 16, 2004	By:	/s/ Michael Patrick George
Michael Patrick George
President, Chief Executive Officer, and Chief Financial Officer