Form 10-Q
period 2004-12-31
WESTERN WATER CO
filed 2005-02-11
CIK 866671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31. 2004

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

YES      X                           NO

As of February 8, 2005, there were 8,069,012 shares of registrant’s common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).

YES                                  NO      X

WESTERN WATER COMPANY AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

Financial statements:

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

December 31 and March 31, 2004

	2004
	December 31,	March 31,
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	486,252	1,416,645
Accounts receivable	4,954	50,369
Current portion of notes receivable	107,591	9,434
Assets held for sale	557,150	1,623,851
Other current assets	78,596	77,191

Total Current Assets	1,234,543	3,177,490

Notes receivable, less current portion	243,691	152,889
Land	1,503,517	1,503,517
Water rights	11,044,503	11,045,848
Other water assets	658,686	661,261
Deferred debt costs, net of accumulated amortization	28,511	64,668
Property and equipment, net of accumulated depreciation	216,585	254,645

	$14,930,036	$16,860,318

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	367,239	242,857
Short-term debt	860,883	—
9% Convertible subordinated debentures	8,317,778	—
Deferred revenue on water contract	824,120	824,120

Total Current Liabilities	10,370,020	1,066,977

Deferred gain on sale of asset	130,985	—
Long-term debt	—	558,857
9% Convertible subordinated debentures	—	8,317,778

Total Liabilities	10,501,005	9,943,612

Series C convertible redeemable preferred stock, $1,000 stated value, 100,000 shares authorized; 7,708 shares issued and outstanding (aggregate liquidation preference of $7,708,000) at December 31 and March 31, 2004	7,603,207	7,581,810

Series F convertible redeemable preferred stock, $1,000 stated value, 6,000 shares authorized; 2,459.749 and 2,388.105 shares issued and outstanding (aggregate liquidation preference of $2,459,749 and $2,388,105), respectively, at December 31 and March 31, 2004	887,264	751,913

Stockholders’ deficit:
Common stock, $0.001 par value, 20,000,000 shares authorized; 8,410,212 shares issued at December 31 and March 31, 2004	8,410	8,410
Additional paid-in capital	24,487,116	24,487,116
Accumulated deficit	(27,182,096)	(24,537,673)
Treasury stock, at cost, 341,200 shares at December 31, and March 31, 2004	(1,374,870)	(1,374,870)

Total Stockholders’ Deficit	(4,061,440)	(1,417,017)

	$14,930,036	$16,860,318

See accompanying notes to condensed consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and nine months ended December 31, 2004 and 2003

(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2004	2003	2004	2003
Revenue	$9,299	$43,758	$101,581	$846,723

Cost of revenue	1,847	21,419	13,406	490,154

Gross Profit	7,452	22,339	88,175	356,569
General and administrative expenses	(582,386)	(916,224)	(1,855,753)	(2,516,829)
Gain on sale of assets	—	207,831	102,625	686,746

Operating Loss	(574,934)	(686,054)	(1,664,953)	(1,473,514)

Other Income (Expenses):
Interest income	7,892	3,123	20,628	9,911
Interest expense	(180,785)	(206,964)	(603,032)	(586,347)
Other, net	45,170	41,890	42,298	(78,600)

	(127,723)	(161,951)	(540,106)	(655,036)

Loss before Income Taxes	(702,657)	(848,005)	(2,205,059)	(2,128,550)
Provision for Income Taxes	—	—	3,200	4,800

Net Loss	(702,657)	(848,005)	(2,208,259)	(2,133,350)

Accretion of preferred stock to redemption value	(50,370)	(40,783)	(143,710)	(117,226)
Preferred stock dividends	—	—	(292,454)	(291,719)

Net Loss Applicable to Common Stockholders	$(753,027)	$(888,788)	$(2,644,423)	$(2,542,295)

Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.11)	$(0.33)	$(0.32)

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

WESTERN WATER COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended December 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,208,259)	$(2,133,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	75,562	540,018
Gain on sale of assets	(102,625)	(686,746)
Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	45,415	(2,954)
Other current assets	(1,405)	(55,688)
Other assets and other water assets	2,575	24,328
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	124,382	(89,824)
Interest accrued on long-term debt	22,608	306,294

Net cash used in operating activities	(2,041,747)	(2,097,922)

Cash Flows from Investing Activities:
Principal payments received on notes receivable	261,043	3,282
Proceeds from sale of assets, net of selling costs	850,311	2,232,569
Prepayment of leasing costs	—	(296)
Purchase of property and equipment	—	(197,458)
Additions to land and improvements	—	(2,875)
Additions to water rights	—	(1,931)

Net cash provided by investing activities	1,111,354	2,033,291

Cash Flows from Financing Activities:
Preferred stock dividends	(279,415)	(279,428)
Proceeds from loan by stockholders of Series C Preferred Stock	279,415	—
Principal payments on long-term debt	—	(154,755)
Proceeds from note payable	—	1,000,000
Repayment from note payable	—	(1,000,000)

Net cash used in financing activities	—	(434,183)

Net decrease in cash and cash equivalents	(930,393)	(498,814)
Cash and cash equivalents, beginning of period	1,416,645	1,144,292

Cash and cash equivalents, end of period	$486,252	$645,478

See accompanying notes to condensed consolidated financial statements.

WESTERN WATER COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2004
(Unaudited)

Note 1. Summary of Significant Accounting Policies and Practices:

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) relating to interim financial statements. These statements reflect all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the condensed consolidated balance sheets of Western Water Company and its subsidiaries (the “Company”) as of December 31, and March 31, 2004, and the condensed consolidated statements of operations for the three and nine months ended December 31, 2004 and 2003, and condensed consolidated statements of cash flows for the nine months ended December 31, 2004, and 2003. The results of the three and nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements of Western Water Company include Western Water Service Company, Cherry Creek Water Company and YG Procyon Corporation, the Company’s wholly owned subsidiaries, and Western Agua, L.P. a limited partnership in which the Company is the general partner and owns a 70% interest.

     The information included in this Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, and consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2004.

Stock Option Plan

     The Company maintains incentive stock option plans that were approved by the Company’s common stockholders and administered in connection with the Company’s compensation plan. Pursuant to the stock option plans and over a number of years, the Company awarded options to purchase the Company’s common stock, at specific prices, for specific periods of time, and with specific vesting periods, to employees and directors of the Company. The option strike prices were generally set at the market price of the common stock at the time of issuance thus providing both incentive for and participation in stock value appreciation to the option holders.

     Because of deterioration in the market price of the Company’s common stock over time, the exercise prices on all of the Company’s outstanding options were in excess of the market price. In addition, following a review of the Company’s condition and business prospects and their effect on the market price of the Company’s common shares, the Company’s Board of Directors concluded that it is unlikely that common stock holders would realize any financial return on their common stock. Lacking any realistic expectation of common stock value accretion, the option program no longer provides option holders any incentive. Based on that conclusion and the factors supporting the conclusion, the option plans were determined to no longer be a viable incentive compensation tool for the Company or a valuable prospective benefit for its employees and directors.

     The option program, as administered, also triggered a quarterly accounting burden that proved to be more expensive and complex than warranted either by the value of the reported disclosure or by the perceived value of the option program itself. Therefore, during the quarter ended December 31, 2004, the

Company solicited its employees and directors to voluntarily forfeit their outstanding options in exchange for cash consideration of $10 per employee/director, irrespective of the number or terms of options held by each individual. In response, a total of four current employees, one former employee, and two directors voluntarily forfeited all of their respective options for a total cash consideration of $70. The same cash consideration was also tendered to each of two employees who had not executed voluntary forfeiture agreements as of December 31, 2004. Thus, the Company’s total cash outlay in consideration of voluntary option forfeitures totaled $90. Of 1,489,000 options outstanding on September 30, 2004 (not all of which had vested), 1,191,000 options had been voluntarily forfeited as of December 31, 2004. Subsequent to the end of the quarter ended December 31, 2004, an additional 32,000 options were voluntarily forfeited by a current employee.

     Following the success of the forfeiture solicitation, the Company had only 298,000 residual options still outstanding on December 31, 2004. As of that date, only 179,331 of the outstanding residual options had vested and were eligible for exercise. The vested options, if exercised, would account for less than two percent of the Company’s outstanding shares and, at a recent closing price of $.04 per share, the market value of 179,331 shares is less than $7,200 in the aggregate. All of the residual options that remain outstanding carry exercise prices in excess of the current market price of the Company’s common stock. Thus, exercise of any of the outstanding options is unlikely and would, in any case, be accretive to the Company under current conditions. Further, 250,000 of the residual options will expire by their terms, unless exercised, prior to the end of the current fiscal year on March 31, 2005. The Company will continue to solicit remaining option holders to voluntarily forfeit their options. As noted above, an additional 32,000 options were voluntarily forfeited subsequent to December 31, 2004. In addition, the Board of Directors has adopted a resolution indicating the Company’s intent to cease making new option grants under the option plans and to terminate such plans as soon as practical. Finally, the Board of Directors has reserved 298,000 treasury shares (out of 341,200 treasury shares outstanding) against the potential demand represented by the exercise of options which remained outstanding as of December 31, 2004.

     The Company had applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its outstanding common stock options. As such, deferred compensation expense would generally be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option when granted. Such deferred compensation is expensed over the vesting period of the stock option. Re-priced stock options are accounted for using variable plan accounting that requires periodic re-measurement of the intrinsic value of the related stock option until its exercise, forfeiture, or cancellation. No compensation expense related to stock options was recorded during the three and nine months ended December 31, 2004.

     Had the Company determined compensation expense based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below.

     Based on option forfeitures in the three months ended December 31, 2004, the Company discontinued its calculation of the fair value of the options under SFAS No. 123, because the fair value of these residual stock options is deemed immaterial. Accordingly, no pro forma compensation expense related to stock options has been disclosed for the three months ended December 31, 2004.

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(753,027)	$(888,788)	$(2,644,423)	$(2,542,295)
Deduct – Total stock-based employee compensation expense determined under fair value based method for all awards	—	(33,079)	(20,428)	(99,237)

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Pro forma	(753,027)	(921,867)	(2,664,851)	(2,641,532)

Basic and diluted loss per common share:
As reported	$(0.09)	$(0.11)	$(0.33)	$(0.32)
Pro forma	$(0.09)	$(0.11)	$(0.33)	$(0.32)

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

     In December 2004, the FASB issued a revised version of SFAS No. 123 which supersedes APB Opinion No. 25. The revised Statement will require companies to expense the fair value of stock options on the grant date and will be effective for interim or annual periods beginning after June 15, 2005. It appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005, if any, will be required to be recognized by the Company. However, because of the prospective termination of the Company’s stock option plans and the expiration or forfeiture of most of the Company’s outstanding options, the Company does not currently expect that implementation of the revised Statement will have any material effect on the Company’s financial statements.

Net Loss Per Share

     The weighted average shares used for basic and diluted net loss per share were 8,069,012 shares for the three and nine months ended December 31, 2004 and 2003.

     Stock options to purchase 298,000 shares of common stock at exercise prices ranging from $0.23 — $5.25 and 1,769,166 shares of common stock at exercise prices ranging from $0.23 — $18.69 for the three and nine months ended in December 31, 2004 and 2003, respectively, were not included in the computation of diluted net loss per share as the effect of their exercise would have been anti-dilutive.

     Convertible Subordinated Debentures, due September 30, 2005 (the “Subordinated Debentures”) and the Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) convertible into 524,450 and 463,779 shares of common stock, respectively, at conversion prices of $15.86 and $16.62 per share, respectively, were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2004, as the effect of their conversion would have been anti-dilutive. Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) convertible into 439,241 shares of common stock at the conversion price of $5.60 per share were not included in the computation of net loss per share for the three and nine months ended December 31, 2004, as the effect of their conversion would have been anti-dilutive.

     Subordinated Debentures and Series C Preferred Stock convertible into 524,450 and 463,779 shares of common stock, respectively, at conversion prices of $15.86 and $16.62 per share, respectively, were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2003, as the effect of their conversion would have been anti-dilutive. Series F Preferred Stock convertible into 414,027 shares of common stock at the conversion price of $5.60 per share were not included in the computation of net loss per share for the three and nine months ended December 31, 2003, respectively, as the effect of their conversion would have been anti-dilutive.

Segment reporting

	Nine months ended December 31:

	2004	2003
Segment revenue:
California	$76,446	$811,579
Colorado	25,135	35,144

	$101,581	$846,723

Net income (loss):
California	179,071	568,332
Colorado	(346,181)	28,870
Non-segment	(2,041,149)	(2,730,552)

	$(2,208,259)	$(2,133,350)

Interest income:
California	6,602	2,320
Colorado	4,909	7,591
Non-segment	9,117	—

	$20,628	$9,911

Interest expense:
California	(12)	$(24,897)
Colorado	—	—
Non-segment	(603,020)	(561,450)

	$(603,032)	$(586,347)

Depreciation, depletion and amortization expense:
California	(1,970)	$(467,915)
Colorado	(10,819)	(932)
Non-segment	(62,773)	(71,171)

	$(75,562)	$(540,018)

	As of:

	December 31,	March 31,
	2004	2004
Assets:
California	$1,522,274	$2,632,776
Colorado	12,246,536	12,252,069
Non-segment	1,161,226	1,975,473

	$14,930,036	$16,860,318

     For the nine months ended December 31, 2004, the Company recognized revenue of $61,251 related to consulting services performed on behalf of an unaffiliated third party. No other customers accounted for more than 10% of the Company’s revenue during the nine months ended December 31, 2004. The Company’s consulting services were substantially completed during the quarter ended September 30, 2004, and such services are not expected to generate significant revenue in future periods. For the nine months ended December 31, 2003, the Company recognized revenue of $641,000 from sales of water to the City of Inglewood (“Inglewood”). Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the nine months ended December 31, 2004. No other customer accounted for more than 10% of the Company’s revenue during the nine months ended December 31, 2003.

     The segment results are determined based on the Company’s management accounting process that assigns balance sheet and operations statement items to each operating segment. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting equivalent to accounting principles generally accepted in the United States of America. The management accounting process measures the performance of the operating segments based upon the Company’s management structure and is not necessarily comparable with similar information for other companies. Management uses the same reporting criteria for measurements of the reportable segments’ profits or losses and assets as used for the Company’s consolidated financial statements.

     The non-segment amount under net loss, above, includes the effect of general and administrative expenses. The non-segment amount under depreciation, depletion and amortization expense includes depreciation of the non-segment equipment and amortization of debt issuance costs. The non-segment amount under assets includes cash and cash equivalents, and equipment not otherwise allocated to a segment, and other assets. Non-segment interest income is earned from the investment of cash and cash equivalent balances that are available for all of the operating purposes of the Company. Non-segment interest expense was incurred primarily upon the Subordinated Debentures, during 2004 and 2003, and upon long-term debt that consists of the Amended Promissory Notes issued to the Series C Preferred Stock holders in 2004 (See Note 9: Litigation and Subsequent Event), both of which are obligations of the Company and not directly associated with specifically identified operating segments.

Reclassification

     The classification of Gain on Sale of Assets in 2003 has been reclassified under operations in order to conform to the presentation in the current year. This reclassification conforms with SFAS No. 144.

Note 2. Going Concern:

     The Company has been and continues to be unable to generate sufficient cash from operations to pay for operating expenses, to meet debt service obligations, and to pay preferred stock dividends. The Company had paid for these financial obligations using cash from its consulting activities, the sale of assets, and short-term, asset-secured loans. There is substantial doubt about the Company’s ability to generate additional cash from asset sales and loans to fund its operations through September 30, 2005, and beyond or to meet other financial obligations following the expenditure of its current cash balance. Unless the Company is able to sell additional assets and/or arrange additional financing, the Company will run out of cash in the quarter ending March 31, 2005. Therefore, the Company is taking steps to sell additional assets and is pursuing a short-term, asset-secured interim operating loan. The Company can give no assurance that it will be successful in completing additional asset sales or arranging such financing.

     The Company is dependent upon the orderly and timely sales of its California assets as well as interim financing to provide a portion of the cash necessary to fund the Company’s operations for the period of the Company’s current planning horizon ending September 30, 2005. The Subordinated Debentures mature on September 30, 2005. The Company currently plans to meet its obligation to pay the Subordinated Debentures ($8,318,000 in principal amount) through the monetization of the Cherry Creek Project (as discussed in greater detail below). However, there can be no assurance regarding the Company’s ability to sell its remaining California assets at fair value, or to fund operations or to monetize the Cherry Creek Project for an amount, or within the time necessary, to pay the Subordinated Debentures.

     The Company’s principal assets in Colorado consist of the Cherry Creek Project, which is the largest asset on the Company’s condensed consolidated balance sheet. As previously reported, the Company has been operating in a manner so as to develop and monetize the Cherry Creek Project within a period and at a value sufficient to continue to meet its financial and operating obligations. However, on December 23, 2004, the Company received the written decision of the Colorado Office of the State Engineer on the Company’s application for a substitute water supply plan related to the Cherry Creek Project. The Company’s application, submitted on September 22, 2004, was aimed at perfecting an all-weather delivery regime under which the Company could assure customers located downstream on Cherry Creek that water from the Cherry Creek Project could provide a reliable source of supply to meet the customers’ urban service demands. The Office of the State Engineer approved the substitute water supply plan but imposed conditions limiting reliable deliveries to periods when Cherry Creek exhibits surface flow throughout the reach between the Cherry Creek Project’s upstream wells and downstream points of delivery to the Project’s customers. Because Cherry Creek exhibits unpredictable intermittent dry conditions in the delivery reach, the effect of the decision of the Office of the State Engineer is to prevent the Cherry Creek Project from meeting assured delivery standards expected by the Cherry Creek Project’s customers.

     Based on the decision of the Office of the State Engineer, the Company has suspended marketing of water delivery contract units related to the Cherry Creek Project. The suspension of the marketing program is expected to result in the elimination of one full time position with resulting savings to the Company from reduced compensation expense. As a result of the decision of the Office of the State Engineer, the Company does not currently expect to generate cash flow from sales of water delivery contract units, as it had formerly anticipated based upon letters of intent from customers interested in buying such units. Those letters of intent included delivery conditions that are, in light of the decision of the Office of the State Engineer, currently impossible for the Cherry Creek Project to meet.

     On January 10, 2005, the Company filed a Notice of Appeal of the decision of the Office of the State Engineer with the Colorado Water Court. The Company continues to believe, on the basis of advice from Colorado water counsel as well as its own investigation, that the record before the Office of the State Engineer supports the Company’s proposed substitute water supply plan, without the limitations imposed by the Office of the State Engineer. However, the Company is unable to predict the timing or outcome of the judicial review process. The uncertainty and delay caused by the decision of the Office of the State Engineer has and will negatively impact the Company’s plans to monetize the Cherry Creek Project as originally planned.

     The Company plans to fund its foreseeable working capital needs from existing cash, net proceeds of the anticipated sale of certain existing assets, the proceeds of asset-secured loans, and/or the outright sale of the Cherry Creek Project. No assurance can be given that the Company will be able to sell its assets as planned or that the Company will be able to raise additional funds when and if needed to sustain its operations, including Cherry Creek Project development activities. The inability of the Company to sell its assets as planned or raise additional funds when and if needed could impair the Company’s ability to operate as a going concern. Additionally, the Company’s outstanding Subordinated Debentures mature on September 30, 2005, its Amended Promissory Notes and Promissory Notes mature on October 1, 2005, and the Series C Preferred Stock and Series F Preferred Stock are subject to mandatory redemption beginning in fiscal 2007 and fiscal 2010, respectively.

     In light of the ongoing uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinion with respect to the Company’s consolidated financial statements for the year ended March 31, 2004. See the report of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for more details. Consistent with the fiscal 2004 consolidated financial statements, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3. Water Rights:

     Water rights consist of various water interests acquired directly or through the acquisition of land and are stated at cost. Water rights held at December 31 and March 31, 2004, consisted of the following.

	December 31,	March 31,
	2004	2004
Colorado	$10,752,861	$10,754,206
California	291,642	291,642

Total	$11,044,503	$11,045,848

Note 4. 9% Convertible Subordinated Debentures:

     On September 22, 1995 the Company issued $15,000,000 of the Subordinated Debentures, due on September 30, 2005. The Subordinated Debentures are unsecured and subordinate to all secured debt, although the Company does not currently have any secured debt. Interest on the subordinated Debentures accrues at 9% per annum and is payable semi-annually on March 31 and September 30.

     The Subordinated Debentures are convertible into shares of the Company’s common stock at a conversion price of $15.86 per share (after the effect of the March 28, 1996 stock dividend). Effective October 1, 1997, the Company may redeem the Subordinated Debentures at a cash redemption price equal to 100% of the principal amount redeemed (plus accrued and unpaid interest thereon) if the trading price of the Company’s common stock was 150% of the conversion price for the 20 preceding trading days. Based upon the market value of the Company’s common stock and the Company’s financial and operating condition at December 31, 2004, the Company does not expect to gain the right to redeem the Subordinated Debentures prior to maturity.

Note 5. Sale of Assets:

     On May 20, 2004, the Company sold Loma Rica Ranch, a rice farm in Yuba County, California, that was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately $599,000 and resulted in a gain of approximately $85,000.

     On June 7, 2004, the Company sold Cardozo Ranch, a former dairy farm in San Bernardino County, California, that was included in Assets Held for Sale as of March 31, 2004. The sale provided cash proceeds, net of selling costs, of approximately $454,000, including prepayment in full of a $230,000 purchase money note receivable and resulted in a gain of approximately $2,000.

     On July 26, 2004, the Company sold Lewis Ranch, an unimproved 80-acre parcel of land in San Bernardino County, California, to an unaffiliated purchaser for the purchase price of $250,000 for which the Company received $27,311 in cash net of selling costs and a long-term amortizing purchase note receivable in the amount of $220,000. The property, with a book value of $101,015, was included in Assets Held for Sale as of March 31, 2004, and the transaction has been recorded as an installment sale. The deferred gain of $130,985 resulting from this installment sale is reported as Deferred Gain on Sale of Asset as of December 31, 2004.

Note 6. Assets Held for Sale:

     In order to generate the funds necessary to sustain its operations, to meet its financial obligations, to develop and monetize the Cherry Creek Project, and to protect the Company’s other assets, the Company has sold most of its assets in California. Currently, the Board of Directors has authorized and the Company’s management is pursuing a sale of the Company’s West Basin water rights in Los Angeles County, California. The Company has identified several prospective purchasers located in the West Basin and has formally solicited their offers to purchase the 242.6 acre-feet of annual groundwater production rights currently owned by the Company. These groundwater production rights, with a book value of $557,150, were listed as Assets Held for Sale on December 31, 2004. Management is actively marketing the West Basin water rights, and the Company currently expects to sell the West Basin water rights prior to the end of the current fiscal year ending March 31, 2005. The Company is relying on the proceeds of such sale in order to fund itself through the end of the fiscal year. If the Company is unable to complete the sale of the West Basin water rights on a timely basis or at the anticipated price, the Company may not be able to generate sufficient funds from any other source to sustain its operations through March 31, 2005, or meet its financial obligations, including payment of semi-annual interest on the Subordinated Debentures in the amount of approximately $374,000 then due.

Note 7. Income Taxes:

     Management does not expect the Company to have federal taxable income for the fiscal year ending March 31, 2005. In addition, the Company considers its net operating loss carryforwards unlikely to be realized as of December 31, 2004, and a valuation reserve has been established for the entire balance of the Company’s net operating loss carryforwards. Accordingly, the Company has not recorded a federal income tax provision but has recorded a provision for the minimum annual state income taxes during the nine months ended December 31, 2004.

Note 8. Supplemental Cash Flow Information:

Nine months ended December 31:	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$374,300	$408,506
Cash paid during the period for income taxes	3,200	4,800
Supplemental disclosure of non-cash investing and financing activities:
Acceptance of note receivable in consideration for the sale of Cardozo Ranch[1]	230,000	—
Acceptance of note receivable in consideration for the sale of Lewis Ranch	220,000	—
Accretion of preferred stock to redemption value	143,710	117,227
Issuance of in-kind Series F Preferred Stock dividend	13,039	12,291

Note 9. Litigation and Subsequent Event:

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

     On December 7, 2004, the Defendants and Empire entered into a Settlement Agreement that provides for the dismissal of the suit and that includes mutual releases of all parties to the action. The Settlement Agreement further provides (i) for the substitution of unsecured Amended Promissory Notes to evidence the loans from the Series C Preferred Stock holders, the proceeds of which were used by the Company to fund Series C Preferred Stock dividends declared and paid for the semi-annual periods ended July 15, 2003, January 15, 2004 and July 15, 2004; (ii) for the elimination of the security interest in the Cherry Creek Project provided to the Series C Preferred Stock holders inconnection with the previous issuance of the secured promissory notes, and (iii) that the Company’s Amended Promissory Notes will be subordinate to the Subordinated Debentures held by Empire. The Amended Promissory Notes, which bear interest at 2%

[1]	This note has been paid in full.

per annum, are due on October 1, 2005. The Settlement Agreement did not have a material impact on the Company’s financial position except to reduce the Company’s interest expense.

     On January 11, 2005, the Board of Directors declared a semi-annual dividend on the Company’s Series C Preferred Stock at the rate of 7.25% per annum. However, in light of the Company’s strained cash position, the Board authorized the current payment of the dividend (in the approximate amount of $279,000) only from the proceeds of the loan from the Series C Preferred Stock holders evidenced by Amended Promissory Notes substantially in the form approved in the Settlement Agreement. The effect of the Board’s action is that the Company will incur additional unsecured debt in the amount of the January 15, 2005 dividend. The Promissory Notes (including both the Amended Promissory Notes issued in conformance with the Settlement Agreement ending the litigation in Empire Insurance vs. Western Water Company, et al. and the additional Promissory Notes evidencing the loans used to fund the January 15, 2004 dividend) mature on October 1, 2005.

     Following the quarter ended December 31, 2004 the Company filed a Notice of Appeal in Colorado Water Court seeking a judicial determination of the merits of the Company’s application for a substitute water supply plan on the record before the Office of the State Engineer. The case is listed as 05CW004. The appeal seeks to expand the approval of the Office of the State Engineer to permit Cherry Creek Project deliveries at all times and under all conditions, including periods when Cherry Creek exhibits dry spots in the delivery reach. (See Note 2: Going Concern.) The Company is unable to predict the timing or outcome of the judicial review process.

     In response to the Company’s solicitation of voluntary forfeiture of employee stock options, on January 24, 2005, an employee of the Company voluntarily forfeited 32,000 stock options (not all of which had vested). As of January 31, 2005, there were outstanding a total of 16,000 options (not all of which had vested) held by an employee of the Company and 250,000 options (not all of which had vested) held by former directors of the Company. The options held by former directors will expire, unless sooner exercised, on March 1, 2005. Because all outstanding options carry exercise prices in excess of the current market price, the exercise of any options is unlikely and would be accretive under current conditions.

Note 10. Revised Incentive Compensation Plan:

     On December 3, 2004, the Compensation Committee of the Board of Directors proposed and the Board of Directors adopted a revised incentive compensation plan intended to provide financial incentive to the Company’s employees in order to induce such employees to remain with the Company, notwithstanding its deteriorating financial condition. The revised incentive compensation plan authorizes certain bonus payments contingent on the achievement of various milestones associated with the Company’s operating objectives, including timely and successful monetization of the Cherry Creek Project.

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

     The critical estimates of future cash flows made by the Company in assessing whether there is an impairment of the carrying value of its water rights are based upon management’s assessment of a variety of factors. In the past, when considered necessary, management obtained third-party valuations to assist and support its estimate of fair value. In the case of the Cherry Creek Project, that comprises the Company’s principal asset in Colorado and is the largest single asset on its condensed consolidated balance sheets, the Company’s estimate of fair value is based upon comparison with water rights sales in the area, with various third-party valuations performed for the Company in the context of a condemnation case concluded in 2003, actual sales of water derived from the Cherry Creek Project to unaffiliated third parties, and current negotiations for the sale of the Cherry Creek Project.

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

     In light of the foregoing, there can be no assurance that the value of the Company’s water rights will not vary from current estimates as a result of potential future changes in circumstances or as a result of the Company becoming aware of new information, and such changes could be material. As previously reported, unless the Company is able to demonstrate reliable, all-weather delivery of Cherry Creek Project water resources through approval of a substitute water supply plan, through approval of an augmentation plan or through some other mechanism, the Project will not be able to meet the delivery requirements of urban water purveyors, its primary target customers. Thus, the December 23, 2004 decision of the Office of the State Engineer makes it less likely that the Cherry Creek Project will be able to demonstrate a reliable delivery regime within the Company’s planning horizon through September 30, 2005 when its Subordinated Debentures mature. In the interim, until reliable delivery can be demonstrated, the Cherry

Creek Project may be perceived as having a reduced value compared to its value based on such reliability. In light of the December 23, 2004 decision of the Office of the State Engineer, the Company has reviewed its analysis of the book value of the Cherry Creek Project. As a result, of that review, the Company has determined that the value of the Cherry Creek Project is fairly reflected on its books.

Overview

Business Condition

     The Company’s principal activity had been to acquire and develop water assets in California and in the Cherry Creek basin in Colorado. The Company did so because it believed that there is a growing demand for water resources in both of these areas in which demand is expected to exceed the water resources currently available. However, the Company has encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to potential customers in California. These regulatory obstacles were compounded by the electric energy crisis in California that rendered many transfers uneconomic because of the high and unrecoverable cost of pumping water over long distances, and by the Company’s weakened financial condition. The Company has also faced significant competition in arranging water transfers from governmental agencies. In addition, the process for developing the regulatory framework and physical infrastructure necessary to complete commercial deliveries in Colorado has taken longer than originally anticipated.

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

     Several of the transactions that were proposed to the Company, but not consummated, were predicated upon retiring obligations of the Company at deep discounts from their carrying values. Despite having made a number of debt and preferred stock purchases at discounts over the years, the Company has been unable to reduce its debt and dividend expenses sufficiently to maintain liquidity, except through the periodic sale of assets. In the three months ended December 31, 2004, the Company continued its efforts to carefully restrict expenditures to those that are essential for the management, development and/or protection of the Company’s essential assets or the continuation of its operations.

Colorado Operations

     On December 23, 2004, the Company received the written decision of the Colorado Office of the State Engineer related to the Company’s application for a substitute water supply plan for the Cherry Creek Project. Although the Office of the State Engineer approved the plan, the decision attached delivery conditions that preclude the Cherry Creek Project from demonstrating the all-weather reliability required to meet the demands of the Company’s customers.

     Prior to the decision, the Company had expected to sell water delivery contract units related to the Cherry Creek Project to at least three specific urban water purveyors who had executed letters of intent to purchase such units. Proceeds of the sale of such units were expected to restore adequate levels of operating cash for the Company. The decision of the Office of the State Engineer precludes the Company from complying with all the requirements of the potential customers. As a result, the Company has ceased marketing water delivery contract units and no longer expects to receive proceeds from such sales.

     Given the Company’s current financial condition, it is exploring the outright sale of the Cherry Creek Project in its “as is/where is” condition. There is no assurance that such an outright sale can be consummated at all or in time or at a value sufficient to allow the Company to fund its obligations as they come due, including the repayment of the principal amount and accrued interest on the outstanding Debentures due on September 30, 2005.

Liquidity and Capital Resources

     During the first nine months of fiscal year 2004 and the first nine months of fiscal year 2005, the Company operated at a net loss applicable to common stockholders of $(2,542,000) and $(2,644,000), respectively. During the nine months ended December 31, 2003, the Company used cash and cash equivalents of $(499,000), primarily for operations and the payment of preferred stock dividends, which was partially offset by selling certain of its real estate assets in California. In the nine months ended December 31, 2004, the Company used $930,000 of cash and cash equivalents, primarily for operations, which was partially offset by selling certain real estate assets in California. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company’s current strategy is to fund its operations through a combination of the orderly sale of assets, primarily in California, and through a short-term, asset-secured loan until the Company is able to realize the full value of its Cherry Creek Project, if at all. The Company has monetized many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash flow or sales proceeds in the future. The Company is currently investigating, but has not secured, a short-term, asset-secured loan sufficient to meet operating and other expenses through its current planning horizon of September 30, 2005.

     The Company has been unable to generate revenue from operations sufficient to sustain operations and meet its on-going obligations. Therefore, the Company has been forced to sell assets to generate cash with which to sustain operations, meet obligations as they come due, develop and market the Cherry Creek Project, and protect the Company’s other assets. The Company continues to be current on all of its financial obligations. However, the Company has sold most of its readily saleable assets in California. Although the Company currently expects to sell its West Basin water rights in Los Angeles County prior to the end of the current fiscal year on March 31, 2005, there is no assurance that such sale will occur.

     Following the sale of the West Basin water rights, the Company’s most significant remaining California assets will be the water rights and real estate associated with the Yuba Goldfields in Yuba County and various mineral rights in Butte and Sacramento Counties. None of these assets generates significant revenue, and the assets themselves would be vulnerable to loss, forfeiture or decay if the Company were no longer able to fund their modest development and protection expenses on an on-going basis.

     Because the remaining asset sales are expected to generate only enough cash to fund the Company for a few months, the Company is actively exploring arrangements for operating financing to allow the Company to sustain its operations and meets its obligations, at least through its current planning horizon of September 30, 2005. No viable source of such financing has yet emerged as a result of the exploration activities. Although the Company is hopeful that it will be able to arrange a short-term, asset-secured operating loan to sustain itself through the planning horizon of September 30, 2005, there is no assurance of such financing, and the terms for such financing as may become available could be onerous in light of the Company’s financial circumstances.

     Even if the Company is able to defer its acute cash shortage by arranging for short-term operating financing, there is no assurance that such interim financing will be sufficient to allow the Company to monetize the Cherry Creek Project in time or that the amount of the financing will be sufficient to provide the funds necessary for the Company to pay the principal and interest on the 9% Convertible Subordinated Debentures when they mature on September 30, 2005.

     In light of the Company’s deteriorating financial and operating condition (but before the December 23, 2004 adverse decision by the Colorado Office of the State Engineer related to the Cherry Creek Project), the Company’s previous independent public accountants provided a going concern explanatory paragraph in its unqualified opinions on the Company’s consolidated financial statements for fiscal years 2003 and

2004 by noting that there was substantial doubt about the Company’s ability to continue as a going concern. The adverse decision in Colorado, along with the Company’s on-going operating expenses and dwindling resources, cast further doubt on the Company’s ability to continue as a going concern. The Company can provide no assurance that its appeal from the decision by the Colorado Office of the State Engineer granting limited approval of a substitute water supply plan application filed by the Company on September 22, 2004, will be successful, notwithstanding the opinion of the Company’s Colorado water counsel that the appeal is meritorious. As a result, the Company can provide no assurance that it will succeed in realizing timely and significant value from the Cherry Creek Project, particularly in light of the Company’s dwindling financial resources.

     As of December 31, 2004, the Company had cash and cash equivalents of $486,252. Based on its current estimates, unless the Company is able to (i) complete the sale of its West Basin water rights, (ii) arrange short-term financing and (iii) consummate the sale of the Cherry Creek Project prior to approximately September 2005, or otherwise generates additional cash to sustain its operations, the Company will not be able to meet its financial obligations and to sustain business operations thereafter. In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinions with respect to the Company’s consolidated financial statements for the years ended March 31, 2003 and 2004. See the reports of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the years ended March 31, 2003 and 2004 for more details.

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

     In light of that conclusion and in order to preserve the Company’s liquidity, the Board of Directors decided, in January 2004, not to declare either of the then pending cash dividends (scheduled for July 2003 and January 2004) on the Company’s Series C Preferred Stock. As a result of the decision to withhold payment of two consecutive cash dividends, the Series C Preferred Stock holders gained the right to nominate a majority of the Company’s Board of Directors. In light of that right, the Company initiated discussions with representatives of the Series C Preferred Stock holders to arrange an orderly transition of the Board majority to the nominees of the holders of the Series C Preferred Stock. On March 1, 2004 Directors David A. Abel, Robert A. Baker, and Lee K. Harrington tendered their resignations from the Company’s Board of Directors. Also on March 1, 2004, Reginald M. Norris, Jr. was elected to serve the remainder of Mr. Abel’s term and Dennis J. Kenny was elected to serve the remainder of Mr. Baker’s term. Messrs. Norris and Kenny are nominees of the holders of the Series C Preferred Stock holders.

     On March 16, 2004, following the sale of Magnolia Ranch, and after a further review of the Company’s asset development program and cash flow forecasts, the Company determined that it had both the cash available and the statutory surplus required to support the declaration of a dividend on the Series C Preferred Stock. The Board of Directors subsequently declared and paid a dividend to the holders of Series C Preferred Stock. The dividend that was declared on March 16, 2004, in the amount of approximately $559,000, represented the aggregate amount of the semi-annual dividends for July 15, 2003 and January 15, 2004. In connection with the declaration of the dividend, the Company and each of the holders of the Series C Preferred Stock entered into a Stockholder Loan and Security Agreement pursuant to which the holders of Series C Preferred Stock agreed to (i) lend to the Company the entire $559,000 proceeds of the dividend payment, and (ii) lend to the Company funds sufficient to pay any and all dividends that the Board of Directors of the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ending July 15, 2004, January 15, 2005 and July 15, 2005. The $559,000 loan was originally evidenced by a Secured Promissory Note (since superseded in accordance with the negotiated settlement of subsequent litigation discussed below), and the holders of the Series C Preferred Stock and the Company agreed that any future loans would be evidenced by additional promissory notes that would be substantially identical to the Secured Promissory Note. The Secured Promissory Note bore interest at the rate of eight percent (8%) per annum from its inception, compounded semi-annually on July 15 and January 15, computed on a 360-day year of twelve 30-day months.

     On July 15, 2004, the Board of Directors declared a dividend on the Series C Preferred Stock in the amount of approximately $279,000. Simultaneously, the Company borrowed that amount from the Series C Preferred Stock holders and entered into an additional Secured Promissory Note (which has also been superseded). The entire principal balance plus all accrued and unpaid interest on the Secured Promissory Notes was due and payable on August 31, 2005. In order to secure the repayment of the Secured Promissory Notes and the performance of the Company’s obligations under the Stockholder Loan and Security Agreement, the Company granted to the holders of the Secured Promissory Notes a security interest in the Cherry Creek Project.

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

     On December 7, 2004, the Defendants and Empire entered into a Settlement Agreement (the “Settlement Agreement”), that provides for the dismissal of the suit and that includes mutual releases of all parties to the action. The Settlement Agreement further provides (i) elimination of the security interest in the Cherry Creek Project provided to the Series C Preferred Stock holders; (ii) substitution of unsecured Amended Promissory Notes to evidence the loans from the Series C Preferred Stock holders the proceeds of which were used by the Company to fund Series C Preferred Stock dividends declared and paid for the semi-annual periods ended July 15, 2003, January 15, 2004 and July 15, 2004; and (iii) that the Company’s Amended Promissory Notes will be subordinate to the Subordinated Debentures held by Empire. The Amended Promissory Notes, which bear interest at 2% per annum, are due on October 1, 2005. The Settlement Agreement did not have a material impact on the Company’s financial position.

Results of Operations

     The following is a summary of the Company’s results of operations for the three and nine months ended December 31, 2004 and 2003.

CONSOLIDATED

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Revenue	$9,000	$44,000	$102,000	$847,000
Loss before income taxes	(703,000)	(848,000)	(2,205,000)	(2,129,000)
Income taxes	—	—	3,000	5,000
Net loss	(703,000)	(848,000)	(2,208,000)	(2,133,000)
Accretion of preferred stock to redemption value	(50,000)	(41,000)	(144,000)	(117,000)
Preferred stock dividends	—	—	(292,000)	(292,000)
Net loss applicable to common stockholders	$(753,000)	$(889,000)	$(2,644,000)	$(2,542,000)

Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.11)	$(0.33)	$(0.32)

     Management does not expect that the Company will generate federal taxable income for the fiscal year ending March 31, 2005. Accordingly, during the nine months ended December 31, 2004, the Company has not recorded a provision for federal income tax but has recorded a provision for the minimum annual state income taxes anticipated for the current fiscal year.

CALIFORNIA OPERATIONS

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Revenue	$5,000	$31,000	$76,000	$812,000
Cost of revenue	—	—	—	(468,000)
Gross profit	5,000	31,000	76,000	344,000
Gain on sale of assets	—	208,000	103,000	281,000

     Revenues for the three and nine month periods ended December 31, 2004 consisted of revenues earned by the Company from consulting services provided on behalf of an unaffiliated third party. Revenue for the three and nine month periods ended December 31, 2003 included revenues from the sale of water and from water lease agreements with municipal water districts in California, and from consulting services. During the three and nine months ended December 31, 2003, the Company recognized revenue of $0 and $641,000, respectively, from sales of water to the City of Inglewood. Such sales were completed, according to the terms of the contract with Inglewood, as of September 30, 2003; therefore, there were no such sales recorded during the three and nine months ended December 31, 2004. Cost of revenue for the three- and nine-month periods in 2003 included the cost of water purchased for resale and amortization of other resource acquisition costs. Consulting services are periodically provided on a limited basis under negotiated fee-for-service contracts, when such services can be efficiently provided by employees of the Company consistent with their other regular duties and when the objectives of the client are compatible or consistent with the Company’s business objectives. Providing such consulting services is supplemental to the Company’s primary operations and is not a regular or recurring source of significant revenue for the Company. Accordingly, there is no cost of revenue recorded for the three and nine months ended December 31, 2004, because the cost of providing such periodic services is not material and is not specifically identified.

     The Company’s consulting services were substantially completed during the three-month period ended September 30, 2004, and such services are not expected to generate significant revenue in future periods. The Company does not currently anticipate that its California operations will generate significant revenue in the foreseeable future.

     During the three months ended September 30, 2004, the Company sold Lewis Ranch to an unaffiliated purchaser for the purchase price of $250,000 for which the Company received $30,000 in cash and a long-term amortizing purchase note receivable in the amount of $220,000. The sale of Lewis Ranch has been recorded as an installment sale; a gain in the amount of $14,000 was recorded during the three months ended September 30, 2004 based upon the cash received at the time of the sale, and the Company has recorded a deferred gain on the sale in the amount of approximately $131,000 as of December 31, 2004, that will be recorded as income in the future, in proportion to cash receipts and the total sales price, as payments are received from the borrower. During the nine months ended December 31, 2004, the Company recorded a combined gain of $88,000 on the sale of Loma Rica Ranch, a rice farm in Yuba County, California, and on the sale of Cardozo Ranch, a dairy farm in San Bernardino County, California. The combined sales of the Loma Rica and Cardozo Ranches provided proceeds of $1,053,000, net of selling costs. During the nine months ended December 31, 2003, the Company recorded a gain of $73,000 on the sale of its investment in the Bear Valley Mutual Water Company, for which the cash proceeds were $717,000.

COLORADO OPERATIONS

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Revenue	$4,000	$13,000	$25,000	$35,000
Cost of revenue	(2,000)	(21,000)	(13,000)	(22,000)
Gross profit	2,000	(8,000)	12,000	13,000
Gain on sale of assets	—	—	—	406,000

     During the three-month and nine month periods ended December 31, 2004 and 2003, the Company delivered water produced from nontributary resources of the Cherry Creek Project. The Company delivered 7.5 and 59.3 acre-feet of water during the three and nine months, respectively, ended December 31, 2004 and 34.2 and 83.8 acre-feet of water during the three and nine months, respectively, ended December 31, 2003. Cost of revenue recorded in the three and nine months ended December 31, 2004, and 2003, included the energy-related expenses for delivering water and the depletion expenses associated with the sale and delivery of water from the Cherry Creek Project.

     During the nine months ended December 31, 2003, the Company entered into a settlement agreement relating to condemnation proceedings concerning its Vessel Parcel of land at its Cheery Creek Project. According to the settlement agreement, the Company received a payment of $406,000 in addition to the initial deposit it had received in 2002, at the time of the transfer of possession. The cost of the condemned property was expensed at the time of the condemnation, and the proceeds of $406,000 for the final settlement were recorded as a gain in 2003.

     On December 23, 2004, the Company received the written decision of the Colorado Office of the State Engineer related to the Company’s application for a substitute water supply plan for the Cherry Creek Project. Although the Office of the State Engineer approved the plan, the decision attached conditions permitting water deliveries only during periods when Cherry Creek exhibits surface flow in the reach between the Cherry Creek Project’s upstream sources of supply and its customers’ downstream points of delivery. That condition precludes the Cherry Creek Project from demonstrating the all-weather reliability required to meet some of its customers’ urban uses.

     Prior to the decision, the Company had expected to sell water delivery contract units related to the Cherry Creek Project to at least three specific urban water purveyors who had executed letters of intent to purchase such units. Proceeds of the sale of such units were expected to restore adequate levels of operating cash for the Company and to provide a benchmark of value for subsequent sales. Although the Company met all other conditions recited in the letters of intent to purchase the units, the decision of the

Office of the State Engineer precludes near-term satisfaction of the reliable delivery condition. As a result, the Company has ceased marketing water delivery contract units and no longer expects to receive proceeds from such sales.

     The Company is currently exploring interim operating financing secured by the Cherry Creek Project or other assets. There is no assurance that such financing can be arranged, even on onerous terms.

     The Company is simultaneously exploring the outright sale of the Cherry Creek Project in its “as is/where is” condition. There is no assurance that such an outright sale can be consummated at all or in time or at a value sufficient to allow the Company to fund its obligations as they come due. In fact, the Company’s weak financial condition makes such a sale more difficult and, therefore, less likely than if the Company were not in distressed circumstances. The Company has no alternative source of funds to meet its on-going operating expenses or to pay its Subordinated Debentures when they mature on September 30, 2005. Assuming payment of the interim interest payment due on March 31, 2005, principal and interest on the outstanding Debentures will aggregate to approximately $8.7 million on the maturity date.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
General and administrative expense	$582,000	$916,000	$1,856,000	$2,517,000

     General and administrative expenses of $582,000 and $1,856,000 for the three and nine months ended December 31, 2004 were $334,000 and $661,000, respectively, less than general and administrative expenses of $916,000 and $2,517,000 for the same periods of 2003. The reduction in expenses was due primarily to lower compensation expense that included termination benefit payments, resulting from the Company’s elimination of two executive and two staff positions between the periods. There was also a reduction in professional legal fees compared to those incurred during the 2003 period as a result of decreased activity relative to such activity during the earlier period (which earlier activity related to the Company’s consideration of potential transaction alternatives). This reduction was partially offset by legal fees associated with responding to the legal actions filed by Empire Insurance Company (see Note 9 to the Condensed Consolidated Financial Statements) and responding to requests for additional information from the Company’s previous independent registered public accounting firm in connection with its audit of the Company’s consolidated financial statements for the year ended March 31, 2004. General and administrative expenses in the three and nine months ended December 31, 2003 were greater than that in the prior year primarily because the Company’s expenses in the prior year were reduced by the reversal of expense previously charged for stock-based compensation expense, in accordance with SFAS 123, and because professional legal fees were greater during 2003 related to the Company’s consideration of potential transaction alternatives.

     The Company anticipates that the recent level of general administrative expenses may increase as the Company responds to the increased reporting requirements resulting from passage of the Sarbanes-Oxley Act of 2002, and as the Company utilizes the periodic services of independent consultants to provide some of the services previously provided by employees whose positions have been eliminated. Additionally, the Company has recently revised its compensation program which, if certain performance milestones are achieved, could result in increased levels of employee compensation.

OTHER INFORMATION

	Three months ended		Nine months ended
	December 31:		December 31:
	2004	2003	2004	2003
Interest income	$8,000	$3,000	$21,000	$10,000
Interest expense	(181,000)	(207,000)	(603,000)	(586,000)
Other income (expense)	45,000	41,000	42,000	(79,000)

     Interest income is comprised of interest earned on the investment of the Company’s cash and equivalents and interest earned on the secured promissory notes received by the Company in connection with the properties that it has sold. The secured promissory notes bear interest at rates between 7% and 9.5% per annum. Interest income for the three and nine months ended December 31, 2004 and 2003 reflected the respective levels of available cash for investment and the respective levels of interest rates earned on interest-bearing instruments during the two periods, respectively.

     Interest expense was incurred primarily upon the Subordinated Debentures during the three and nine months ended December 31, 2004 and 2003, and upon long-term debt, that consisted of the Amended Promissory Notes to the Series C Preferred Stock holders (See Note 9 to the Condensed Consolidated Financial Statements), during the three and nine months ended December 31, 2004.

     Other expense for the three and nine months ended December 31, 2004 resulted primarily from the refund of property taxes, partially offset by increases in expenses. The other expense for the comparable three- and nine-month periods in 2003 was primarily due to the accrual for property tax expense in the amount of $124,000 retroactively assessed by the County of San Bernardino in May 2003, relating to certain water rights that the Company sold in December 2002. This tax expense is not a recurring expense item.

Liquidity and Capital Resources

Liquidity

     As of December 31, 2004, the Company had cash and cash equivalents of $486,252. Based on the Company’s current cash balances, unless it successfully monetizes the West Basin water rights, obtains interim operating financing and/or otherwise generates additional cash, the Company’s current cash reserve is expected to be exhausted prior to March 31, 2005. As of December 31, 2004, the Company had a working capital deficit and a current ratio of $(9,135,000) and 0.12:1, respectively, as compared to working capital and a current ratio of $2,111,000 and 2.98:1, respectively, at March 31, 2004. During the nine months ended December 31, 2004, the Company operated at a net loss of $(2,208,000) and used cash and cash equivalents of $(930,000). The net use of cash and cash equivalents resulted from the net cash use of $(2,042,000) for operating activities that was offset by net cash of $1,111,000 provided by investing activities. The principal uses of cash for operating purposes were general and administrative expenses, consisting mainly of compensation, professional fees relating to periodic reporting requirements, consulting fees for services provided to supplement the Company’s reduced staff, and insurance expenses. The net cash of $1,111,000 provided by investing activities resulted principally from the sale of certain of the Company’s real estate assets in California.

     The Company faces acute pressure on its liquidity. During the nine months ended December 31, 2004, the Company’s operating expenses have consumed cash while the sale of real estate assets has partially replenished cash. Because the Company does not generate operating revenues sufficient to meet its operating expenses, the Company is dependent on projected asset sales that are not certain of completion to replenish its cash and maintain operating liquidity until such time as the Company can monetize its Cherry Creek Project, including through the potential outright sale of the Project. However, (i) there is material uncertainty regarding the Company’s ability to negotiate and sell assets at fair value in a timely manner in order to fund operations; (ii) the Company has few assets left to sell; and (iii) while management believes that demand for the Company’s water resources in Colorado continues to increase, the schedule for monetizing the value of the Cherry Creek Project is uncertain in light of the Colorado Office of the State Engineer’s adverse decision with respect to the Company’s application for a substitute water supply plan.

     In light of recent and planned property sales and the consequences of the decision of the Colorado Office of the State Engineer, the Company has revised its cash forecast and operating plans. Based on its current forecast of operating expenses, further expected asset sales, the expectation that it will be able to arrange interim financing on a secured basis, if necessary, and the amount of its cash, the Company believes that it has sufficient capital resources to fund its operations until approximately September 2005. However, in the event that the Company is unable to replenish its cash resources from some combination of the forgoing sources, the Company expects to exhaust its current cash resources by approximately March 31, 2005.

Even if the Company is able to defer its acute cash shortage by arranging a short-term, secured operating loan, there is no assurance that such interim loan will be sufficient to allow the Company to monetize the Cherry Creek Project in time or in a manner that maximizes the value of the project. Based on the Company’s current estimates, unless it is able to (i) complete the sale of its West Basin water rights, (ii) arrange short-term financing and (iii) consummate the sale of the Cherry Creek Project before approximately September 2005, the Company will not have sufficient funds to continue its operations thereafter, particularly in light of the scheduled maturity of its Subordinated Debentures due on September 30, 2005 in the principal amount plus accrued interest of approximately $8.7 million. Therefore, the Company is exploring other strategies for monetizing the Cherry Creek Project and for financing the Company.

     In light of the uncertainty as to whether the Company can meet its operating expenses and financial obligations once current cash balances are depleted, the Company’s previous independent registered public accounting firm concluded that there was substantial doubt that the Company could continue as a going concern as of March 31, 2004 and 2003. As a result of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinions with respect to the Company’s consolidated financial statements for the years ended March 31, 2003 and 2004. See the reports of the previous independent registered public accounting firm included as a part of the Company’s Annual Report on Form 10-K for the years ended March 31, 2003 and 2004 for more details.

Capital Resources

     Although the Company has attempted to reduce its future commitments, as of December 31, 2004, the Company was still committed to pay interest on existing indebtedness and estimates it will expend substantial payments for operations through at least September 30, 2005, that is the current planning horizon to develop and monetize the Cherry Creek Project, including through the potential outright sale of the Project. The Company’s estimates of expenses and cash expenditures to support its operations through September 30, 2005 are based on the assumption that the Company will maintain current staffing levels, asset sale strategies, and activities associated with the development of the Cherry Creek Project.

     The Company is currently obligated to make semi-annual interest payments of $374,000 on its Subordinated Debentures through their maturity, payment of $8,318,000 upon maturity of the Subordinated Debentures on September 30, 2005, and mandatory redemption payments on the Series C Preferred Stock in fiscal 2007 and 2008. If and when declared by the Company’s Board of Directors, holders of Series C Preferred Stock have the right to receive semi-annual dividend payments of approximately $279,000 on January 15 and July 15 of each year until the Series C Preferred Stock is redeemed.

     The following table summarizes the Company’s committed disbursements for debt and preferred stock instruments outstanding as of December 31, 2004. The table assumes the declaration of Series C Preferred Stock dividends by the Company’s Board of Directors.

	Fiscal Years
	2005	2006	2007	2008	2009	Thereafter
Scheduled payments on existing outstanding indebtedness and preferred stock — as of December 31, 2004
Semi-annual interest payments on debentures	$374,000	$374,000	$—	$—	$—	$—
Principal redemption of debentures	—	8,318,000	—	—	—	—
Principal and interest repayment on Promissory Notes (1)	—	1,435,000	—	—	—	—
Dividends on Series C Preferred Stock (1)	—	279,000	338,000	58,000	—	—
Dividends on Series F Preferred Stock (2)		—	—	—	—	—
Redemption of Series C Preferred Stock in FY2007 and FY2008		—	3,854,000	3,854,000	—	—
Redemption of Series F Preferred Stock in FY2010 and FY 2011 (2)		—	—	—	—	3,509,000

Total — Scheduled payments on existing outstanding indebtedness and preferred stock	$374,000	10,406,000	$4,192,000	$3,912,000	—	3,509,000

(1)	The Series C Preferred Stock holders have committed to lend to the Company an amount equal to any and all dividends that the Company may declare on the Series C Preferred Stock with respect to the semi-annual periods ended July 15, 2004 and January 15, 2005 and ending July 15, 2005. On July 15, 2004, the Company declared the semi-annual dividend of approximately $279,000 on the outstanding Series C Preferred Stock. Simultaneously, the Company borrowed the amount of the dividend from the Series C Preferred Stock holders. As a result, the principal balance of the Amended Promissory Notes, together with accrued interest that is compounded semi-annually on January 15 and July 15, increased, and at December 31, 2004, the balance of the Amended Promissory Notes and accrued interest was approximately $861,000. As a result of the Settlement Agreement related to the law suit filed by Empire Insurance Company, the $861,000 obligation to the Series C Preferred Stock holders is now evidenced by unsecured Amended Promissory Notes. The Board of Directors has declared the January 15, 2005 dividend on the Series C Preferred Stock (in the amount of approximately $279,000); however, the January 15, 2005 dividend was paid from the proceeds of an additional loan from the Series C Preferred Stock holders that is evidenced by additional Amended Promissory Notes in the incremental amount of $279,000. The above table assumes that the July 15, 2005 Series C dividend will be declared and will be paid from the proceeds of an additional $279,000 of Promissory Notes.

(2)	Dividends may be paid in additional shares of Series F Redeemable Preferred Stock, or in cash, at the Company’s option. Interim dividends and redemption value are illustrated assuming that dividends are paid in additional Series F Redeemable Preferred Stock, with the entire issue, including interim issuance of dividend shares, aggregating to $3,509,000, through mandatory redemption in 2010 and 2011.

Contractual Obligations

     The following table aggregates the Company’s material expected obligations and commitments as of December 31, 2004:

	Payment Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt (1)	$22,393,000	$10,501,000	$8,383,000	—	$3,509,000
Operating Lease Commitments (2)	305,000	101,000	68,000	68,000	68,000

Total Contractual Obligations	$22,698,000	$10,602,000	$8,451,000	$68,000	$3,577,000

(1)	Represents the following long-term commitments:

(a)	Principal redemption at maturity of the Subordinated Debentures due on September 30, 2005, plus interest due prior to maturity;

(b)	Amended Promissory Notes payable to Series C Preferred Stock holders due at maturity on October 1, 2005 (assuming the scheduled July 15, 2005 Series C Preferred Stock dividend is paid from the proceeds of incremental Promissory Notes);

(c)	Dividends payable on the Series C Preferred Stock, if and when declared, to the mandatory redemption dates;

(d)	Redemption of Series C Preferred Stock, at the option of the holders, at the rate of one-half of the outstanding shares on April 1, 2006 and redemption, at the option of the holders, of the remaining outstanding shares on April 1, 2007; and,

(e)	Redemption, at the option of the holders, of the Series F Preferred Stock in 2010 and 2011.

(2)	Represents the following operating lease commitments:

(a)	Monthly rent for office and related facilities in California and Colorado; and,

(b)	Annual rental payments for pumping rights of groundwater in California through 2012

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

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123 which supersedes APB Opinion No. 25. The revised Statement will require companies to expense the fair value of stock options on the grant date and will be effective for interim or annual periods beginning after June 15, 2005. It appears that the expense attributable to stock options granted or vested subsequent to July 1, 2005, if any, will be required to be recognized by the Company. However, because of the prospective termination of the Company’s stock option plans and the expiration or forfeiture of most of the Company’s outstanding options, the Company does not currently expect that implementation of the revised Statement will have any material effect on the Company’s financial statements.

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

     The Company has incurred net losses of $(2,428,000), $(2,146,000), and $(3,280,000) during the fiscal years ended March 31, 2004, 2003 and 2002, respectively. In the nine months ended December 31, 2004, the Company incurred additional net loss of $(2,208,000). The Company does not generate sufficient operating revenues to meet its operating expenses. As of December 31, 2004, the Company had cash and cash equivalents of approximately $486,000. The Company is currently obligated to make semi-annual interest payments of $374,000 on its Subordinated Debentures through their maturity on September 30, 2005, semi-annual dividend payments of $279,000 on its Series C Preferred Stock if and when declared by the Company’s Board of Directors, payment of principal and interest in the amount of approximately $8.7 million upon maturity of the Subordinated Debentures, repayment of an unsecured loan with a balance as of December 31, 2004 of approximately $861,000, plus all future accrued and unpaid interest, on October 1, 2005, mandatory redemption payments on the Series C Preferred Stock in fiscal 2007 and 2008, and mandatory redemption payments on the Series F Preferred Stock in fiscal 2010 and 2011.

     Based on its current forecast of operating expenses and additional asset sales, the current expectation that it will be able to arrange interim financing on a secured basis, and its cash balances, the Company believes that it will have sufficient capital resources to fund its operations until approximately September 2005. The Company currently funds its operations through the sale of assets, primarily in

California. However, the Company has sold many of its physical assets, and therefore retains fewer and less liquid assets to either generate cash or sales proceeds in the future. The Company can provide no assurance that it will, in fact, be able to sell its remaining assets or obtain interim financing sufficient to meet its costs of operations beyond the period that can be funded from its current cash balances which is expected to be exhausted, unless replenished, prior to March 31, 2005.

     In light of the uncertainties associated with the Company’s ability to continue as a going concern, the Company’s previous independent registered public accounting firm provided a going concern uncertainty explanatory paragraph in its unqualified opinions with respect to the Company’s consolidated financial statements for the years ended March 31, 2003 and 2004. See the reports of the previous independent registered public accounting firm in the Company’s Annual Report on Form 10-K for the years ended March 31, 2003 and 2004 for more details.

The Company’s ability to continue operations is dependent on its ability to generate meaningful revenue from the Cherry Creek Project, but there are many obstacles to the Company’s ability to realize value on this project.

     The Cherry Creek Project is the largest single asset remaining on the Company’s consolidated balance sheet. The Company is seeking to operate in order to have sufficient time and financial resources to properly develop and monetize the Cherry Creek Project. The timing and amount of revenue generated by the Cherry Creek Project will depend significantly on the development of its service area, on regulatory, judicial and administrative decisions, and on the financial capabilities and resource planning decisions of the project’s potential customers—all of which factors are beyond the Company’s control. The Company is not able to determine the timing of water sales. Given the Company’s current financial condition, it does not have the financial resources to devote to the establishment of incremental infrastructure necessary to support full development of Cherry Creek Project water for sale. Thus, the Company, its prospective customers or a prospective joint venture partner will have to build additional infrastructure to fully develop the Project. The need for such additional infrastructure adversely affects the Company’s ability to sell water from the Cherry Creek Project and the prices at which the Company can make such sales.

     Moreover, during the nine months ended December 31, 2004, the Company’s renewed application for a substitute water supply plan to effect reliable, all-season deliveries from the Cherry Creek Project to downstream customers (filed on September 22, 2004) was approved by the Colorado Office of the State Engineer, but with substantially limiting conditions that are adverse to the proposed monetization of the Project. Unless the Company is able to provide its customers timely assurance of reliable deliveries of water produced by the Cherry Creek Project—through implementation of an approved substitute water supply plan or other means—the Company may not be able to generate meaningful revenue from the Project. Although the Company is pursuing a judicial appeal with the Water Court of the adverse decision of the Office of the State Engineer, the setback represented by the decision will further delay monetization of the Cherry Creek Project. The Company cannot predict the outcome of the appeal or when a decision on the appeal will be forthcoming from the Water Court. As a result, the Company cannot provide any assurance that the Cherry Creek Project will generate meaningful revenue in time to meet the Company’s financial obligations or to sustain the Company’s operations beyond approximately September 2005.

     Based on the Company’s current cash balances, unless it obtains interim operating financing or otherwise generates additional cash, the Company’s current cash reserve is expected to be exhausted prior to March 31, 2005. Even if the Company is able to arrange for short-term operating financing, there is no assurance that the interim financing will be sufficient to allow the Company to monetize the Cherry Creek Project in time or in a manner that maximizes the value of the project.

     The Company cannot provide any assurance that further development of the Cherry Creek Project will occur, or that water sales will occur on acceptable terms or in the amounts or time required to support continued operations or payment of the Company’s financial obligations as they come due. Based on the Company’s current estimates, unless it is able to sell the Cherry Creek Project before approximately

September 2005, the Company will not have sufficient funds to meet its financial obligations or to continue to operate.

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

     The Company is not currently generating revenue from operations of its remaining California assets and does not anticipate being able to generate revenue from developing them within the foreseeable future. The Company had encountered significant regulatory obstacles in its attempts to develop and transfer water for delivery to customers in California. . As a result of these developments, the Company sold most of its California assets. The Company’s remaining California assets are vulnerable to loss, forfeiture or decay if the Company is no longer able to fund their development and protection expenses on an on-going basis. The Company cannot provide any assurances that it will be able to sell its remaining California assets on favorable terms, if at all.

     As a result, the Company’s ability to generate material revenue in the future is dependent on its ability to develop and sell the Cherry Creek Project. However, as noted above, the recent adverse decision of the Colorado Office of the State Engineer with respect to the Company’s revised application for a substitute water supply plan has delayed the Company’s schedule for monetizing the Cherry Creek Project. Because the Company cannot meet the delivery reliability requirements of the potential customers of the Cherry Creek Project, the Company has ceased marketing water delivery contract units and no longer expects to receive proceeds from such sales. As noted above, the Company’s current cash reserve will be depleted (unless replenished from asset sales or interim financing) before March 31, 2005. Even if the Company is able to arrange for interim financing to continue operations until September 2005, unless the Company is able to sell the Cherry Creek Project before such time, it does not expect to have sufficient funds to meet its financial obligations and they come due or to continue to operate thereafter.

Because the Company may be deemed to have no “independent” directors, actions taken and expenses incurred by its officers and directors on the Company’s behalf may not be deemed to have received “independent” review.

     The Company’s Board of Directors is comprised of three directors, two of whom were nominated by holders of the Series C Preferred Stock and one of whom is also the Company’s President, Chief Executive Officer and Chief Financial Officer. Because of their relationship to the Company or their relationship to the holders of the Series C Preferred Stock, the Company’s directors may not be deemed “independent.” If the Company were deemed to have no independent directors, the Company’s ability to take certain actions could be restricted, and actions of the directors taken on behalf of the Company could be challenged.

The Company is subject to various restrictions and must comply with various covenants under its outstanding indebtedness that restricts the manner in which the Company can operate its business and the violation of any covenant could adversely affect the Company’s financial condition.

     As of December 31, 2004, the Company had approximately $9.2 million of debt, consisting of (i) $8,318,000 in principal amount of Subordinated Debentures that carry an interest rate of 9% per annum, payable semi-annually, and that mature on September 30, 2005, and (ii) $861,000 of principal and accrued interest payable on Amended Promissory Notes issued to holders of its Series C Preferred Stock that mature on October 1, 2005. This level of indebtedness may adversely affect the Company’s stockholders by:

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

     As a result of the delay in filing the Company’s Form 10-K and as a result of the Company’s change of registered independent public accounting firm on October 15, 2004, the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2004 was also filed late (on November 12, 2004). The Company’s quarterly report on Form 10-Q for the period ending September 30, 2004 was also filed late (on December 16, 2004).

     Furthermore, the Company is attempting to arrange for interim financing to continue operations until September 2005. Given the Company’s financial condition, such interim financing, if available at all, will likely require the pledge of assets as security, impose onerous conditions and place further restrictions on the operation of the Company’s business and its ability to maximize business opportunities.

The Company only has six employees and may not be able to manage the demands of its operations.

     As a result of its current financial condition, the Company has implemented a number of staff reductions, including the most recent which resulted in the termination of one additional employee subsequent to December 31, 2004. The Company has also been informed of the prospective retirement of another employee scheduled for June, 2005. The Company depends significantly on the services of Michael Patrick George, the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer. Loss of the services of Mr. George would cause a significant interruption of corporate operations. Due to limited manpower, the Company may not be able to maximize the value of its water assets or properly manage the operation of its business. The Company cannot assure investors that its reduced staff can successfully manage the Company’s assets, including the development and sale of the Cherry Creek Project.

     Furthermore, the staff reductions could erode morale and affect the focus and productivity of the Company’s remaining employees, including those directly responsible for development, management and monetization of the Company’s assets, that in turn may affect the Company’s revenue in the future.

     The Company recognizes the need to retain an adequate level of competent staffing in order to effectively develop and monetize its Cherry Creek Project, including through the potential outright sale of the Project. The staff reductions discussed immediately above, together with the continued uncertainty of the Company’s ability to operate as a going concern, may make it increasingly difficult for the Company to retain an adequate level of competent staffing. Although the Board of Directors recently adopted a revised incentive compensation program to provide performance incentives for key employees, the receipt of additional compensation by the key employees is dependent upon the Company meeting various milestones, and therefore this plan may not provide the necessary incentives for employee retention purposes.

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

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company.

     New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ rules impose stricter corporate governance requirements, greater disclosure obligations, increased auditor independence and the imposition of tougher penalties for securities fraud on public companies. These developments have had the effect of increasing the complexity and cost of the Company’s corporate governance compliance, requiring the Company’s management to devote greater time and attention to compliance activities, and increasing the risk of personal liability for the Company’s board members and executive officer. The Company’s efforts to comply with evolving laws and regulations has resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it could become more difficult and expensive for the Company to obtain director and officer liability insurance. Furthermore, these new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If the Company’s efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, the Company could be subject to regulatory sanctions and its reputation may be harmed.

In the event the Company is unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, the Company’s business could suffer.

     Section 404 of the Sarbanes-Oxley Act requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during its fiscal year ending March 31, 2006, the Company will be required to perform an evaluation of its internal controls over financial reporting and have its auditors publicly attest to such evaluation. While the Company intends to be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, the Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operations because there is no precedent available by which to measure compliance adequacy. If the Company fails to timely complete this evaluation, or if its auditors cannot timely attest to its evaluation, the Company could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in its internal controls that could have an adverse effect on its business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Prior to December 31, 2003, the Company was exposed to market risk primarily due to fluctuations in interest rates on its variable rate debt. The Company had utilized both fixed and variable rate debt. As of

December 31, 2003, all variable rate debt was retired. The Company does not enter into any financial transactions for speculative or trading purposes. The only remaining debt consists of (i) the Subordinated Debentures (with an outstanding balance of $8,318,000 as of December 31, 2004) that bear interest at 9% per annum, payable semi-annually on March 31 and September 30, and that mature on September 30, 2005 and (ii) a loan from the Series C Preferred Stock holders with a balance as of December 31, 2004 of approximately $861,000 bearing interest at 2% per annum compounding semi-annually. Subsequent to December 31, 2004, the Company issued an additional $279,000 of Promissory Notes and used the proceeds to fund the Series C Preferred Stock dividend declared as of January 15, 2005. Assuming that the July 15, 2005 dividend is funded in a like manner, the amount payable on the notes used to fund Series C Preferred Stock dividends will aggregate to approximately $1,435,000. The weighted average interest rate on the Company’s fixed rate debt outstanding on December 31, 2004 was 8.3%

     The carrying amount of the Subordinated Debentures is based upon the principal amount owed, and does not represent management’s opinion with respect to the interest rates and terms of the debt as compared to those commercially available to the Company in the marketplace for similar instruments. In the past, the Company has repurchased Subordinated Debentures in a series of unrelated voluntary transactions between the Company and the individual Subordinated Debenture holders at negotiated discounts from their face amounts. At the times consummated, each of these repurchase transactions represented the fair value of the Subordinated Debentures. During the fiscal year ended March 31, 2003, the Company repurchased Subordinated Debentures at the price of 55 cents per dollar. There have been no repurchases of Subordinated Debentures since March of 2003. Because there is no quoted market for the Subordinated Debentures, estimating fair value is uncertain. Through voluntary, arm’s length, negotiated transactions, the Company has repurchased more than $6.6 million of its Subordinated Debentures at prices that, in aggregate, represent 36% of the face value of the Subordinated Debentures so purchased.

     The carrying amount of the loan from the Series C Preferred Stock holders is a reasonable estimate of fair value based on management’s belief that the terms of the Amended Promissory Notes reflect terms that are at least as attractive as terms currently available to the Company in the capital markets, assuming the Company could actually arrange such debt in its current circumstances.

Item 4. Controls and Procedures

     The Company currently has six employees (which staffing level is expected to be reduced to five as a result of one retirement over the next few months), and conducts only limited financial transactions. The positions of Chief Executive Officer, President and Chief Financial Officer are currently all held by the same person. As of December 31, 2004, the Company’s President, Chief Executive Officer, and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s President, Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective in timely alerting him to material information required to be included in this report.

     There were no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

     On December 7, 2004, the Defendants and Empire entered into a Settlement Agreement that provides for the dismissal of the suit and that includes mutual releases of all parties to the action. The Settlement Agreement further provides (i) for the substitution of unsecured amended promissory notes (the “Amended Promissory Notes”) for previously issued secured promissory notes that evidenced the loans from the Series C Preferred Stock holders the proceeds of which were used by the Company to fund Series C Preferred Stock dividends declared and paid for the semi-annual periods ended July 15, 2003, January 15, 2004 and July 15, 2004; (ii) for the elimination of the security interest in the Cherry Creek Project provided to the Series C Preferred Stock holders in connection with the previous issuance of the secured promissory notes; and (iii) that the Company’s Amended Promissory Notes will be subordinate to the Subordinated Debentures held by Empire.. The Amended Promissory Notes are due on October 1, 2005. The Settlement Agreement did not have a material impact on the Company’s financial position except to reduce the Company’s interest expense.

Item 5. Other Information

Annual Meeting of Stockholders.

     No matters have been submitted for stockholders’ vote since the annual meeting held in September 2002. The Company does not currently expect to call an annual meeting of stockholders, unless there are proposed actions requiring approval of stockholders, unless requested to do so by a substantial number of stockholders, or unless compelled to do so by the Delaware Court of Chancery.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN WATER COMPANY
Date: February 11, 2005	By:	/s/ Michael Patrick George
Michael Patrick George
President, Chief Executive Officer, and Chief Financial Officer